Form 10-Q
period 1999-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 1999-11-12
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
                                          ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                            Commission File 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                   25-1834776
-------------------------------                ----------------------------
(State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                           Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No _______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,560,235 Common shares outstanding at 10/31/99

     Transitional Small Business Disclosure Format (check one): Yes __ No X

                                         PENNSYLVANIA COMMERCE BANCORP, INC.


                                                        INDEX

                                                                                                                Page
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited).........................................................3
                  September 30, 1999, and December 31, 1998

                  Consolidated Statements of Income (Unaudited)...................................................4
                  Three months ended September 30, 1999 and September 30, 1998
                  Nine months ended September 30, 1999 and September 30, 1998

                  Consolidated Statement of Stockholders' Equity  (Unaudited).....................................5
                  Nine months ended September 30, 1999 and September 30, 1998

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                  Nine months ended September 30, 1999, and September 30, 1998

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................20

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................20

Item 6a.          Exhibits
                  Exhibit 11.....................................................................................20
                  Exhibit 27.....................................................................................20

Item 6b.          Reports on Form 8-K............................................................................21

                  Signatures.....................................................................................22

PENNSYLVANIA COMMERCE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)

============================================================================================================================
                                                                                         September 30,          December 31,
                  ( in  thousands,  except  share  amounts)                                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Assets
                  Cash and due from banks                                                  $ 12,271             $ 11,975
                  Federal funds sold                                                          2,400               11,900
                  ----------------------------------------------------------------------------------------------------------
                       Cash and cash equivalents                                             14,671               23,875
                  Securities, available for sale at fair value                               87,965               96,993
                  Securities, held to maturity at cost
                    (fair value 1999: $28,777;  1998: $11,524 )                              29,597               11,493
                  Loans, held for sale
                    (fair value 1999: $4,167;  1998: $5,726 )                                 4,109                5,641
                  Loans receivable :
                    Real estate:
                       Commercial mortgage                                                  100,140               68,663
                       Construction and land development                                     17,454               13,286
                       Residential mortgage                                                  32,927               31,694
                       Tax-exempt                                                               351                  395
                    Commercial business                                                      18,970               19,614
                    Consumer                                                                 20,745               20,868
                    Lines of credit                                                          15,425               12,601
                  ----------------------------------------------------------------------------------------------------------
                                                                                            206,012              167,121
                  Less:  Allowance for loan losses                                            2,690                2,232
                  ----------------------------------------------------------------------------------------------------------
                       Net loans receivable                                                 203,322              164,889
                  Premises and equipment, net                                                13,322               13,420
                  Accrued interest receivable                                                 1,925                1,824
                  Other assets                                                                2,197                1,188
                  ----------------------------------------------------------------------------------------------------------
                          Total assets                                                     $357,108            $ 319,323
                  ==========================================================================================================

----------------------------------------------------------------------------------------------------------------------------
Liabilities
                  Deposits :
                    Noninterest-bearing                                                    $ 65,435             $ 60,699
                    Interest-bearing                                                        268,932              237,038
                  ----------------------------------------------------------------------------------------------------------
                       Total deposits                                                       334,367              297,737
                  Accrued interest payable                                                      895                  518
                  Other liabilities                                                           1,447                  623
                  ----------------------------------------------------------------------------------------------------------
                       Total liabilities                                                    336,709              298,878

----------------------------------------------------------------------------------------------------------------------------
Stockholders'
Equity            Preferred stock - Series A noncumulative;
                       $10.00 par value;  1,000,000 shares authorized;
                       40,000 shares issued and outstanding                                     400                  400
                  Common stock - $1.00 par value;  10,000,000 shares authorized;
                       issued and outstanding - 1999:  1,560,235;  1998:  1,557,375           1,560                1,557
                  Surplus                                                                    16,777               16,728
                  Retained earnings                                                           3,654                1,546
                  Accumulated other comprehensive income (loss)                              (1,992)                 214
                  ----------------------------------------------------------------------------------------------------------
                       Total stockholders' equity                                            20,399               20,445
                  ----------------------------------------------------------------------------------------------------------
                          Total liabilities and stockholders' equity                       $357,108            $ 319,323
                  ==========================================================================================================


                             See accompanying notes.

PENNSYLVANIA COMMERCE  BANCORP, INC.
Consolidated Statements of Income (Unaudited)

========================================================================================================================
                                                                          Three Months               Nine Months
                                                                         Ended Sept 30,             Ended Sept 30,
                (in thousands, except per share amounts)                  1999          1998         1999          1998
------------------------------------------------------------------------------------------------------------------------
Interest
Income            Loans  receivable,  including  fees :
                    Taxable                                            $ 4,431       $ 3,509     $ 12,135       $ 9,979
                    Tax - exempt                                             5             5           15            17
                  Securities :
                    Taxable                                              1,917         1,539        5,442         4,027
                    Tax - exempt                                             0             0            0             7
                  Federal  funds  sold                                      71           209          336           479
                -------------------------------------------------------------------------------------------------------
                        Total  interest  income                          6,424         5,262       17,928        14,509
------------------------------------------------------------------------------------------------------------------------
Interest
Expense           Deposits                                               2,519         2,397        7,158         6,359
                  Other                                                      9             0           14             0
                -------------------------------------------------------------------------------------------------------
                        Total  interest  expense                         2,528         2,397        7,172         6,359
                -------------------------------------------------------------------------------------------------------
                Net  interest  income                                    3,896         2,865       10,756         8,150
                Provision  for  loan  losses                               232           150          602           377
                -------------------------------------------------------------------------------------------------------
                Net interest income after provision for loan losses      3,664         2,715       10,154         7,773
------------------------------------------------------------------------------------------------------------------------
Noninterest
Income             Service charges and other fees                          908           726        2,555         1,982
                   Other                                                    97            70          264           202
                   Gain on sale of securities available for sale             0           128            1           386
                   Other real estate (net)                                  (2)          (15)          (5)           (5)
                   Gain on sale of loans                                   332            82          619           389
                -------------------------------------------------------------------------------------------------------
                        Total  noninterest  income                       1,335           991        3,434         2,954
------------------------------------------------------------------------------------------------------------------------
Noninterest
Expenses           Salaries  and  employee  benefits                     1,583         1,311        4,528         3,671
                   Occupancy                                               425           374        1,246         1,069
                   Furniture  and  equipment                               244           220          698           631
                   Advertising  and  marketing                             345           255        1,035           765
                   Data  processing                                        244           208          697           574
                   Postage  and  supplies                                  120           126          378           343
                   Audits , regulatory  fees  and  assessments              33            49          138           144
                   Other                                                   602           423        1,574         1,185
                -------------------------------------------------------------------------------------------------------
                        Total  noninterest  expenses                     3,596         2,966       10,294         8,382
                -------------------------------------------------------------------------------------------------------
                Income  before  income  taxes                            1,403           740        3,294         2,345
                Provision  for  federal  income  taxes                     480           248        1,126           780
                -------------------------------------------------------------------------------------------------------
                        Net  income                                      $ 923         $ 492       $2,168       $ 1,565
                =======================================================================================================
                Net  income  per  common share :  Basic                 $ 0.58        $ 0.30       $ 1.35        $ 0.97
                                                  Diluted                 0.54          0.28         1.26          0.90
========================================================================================================================

                             See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
Consolidated Statement of Stockholders' Equity  (Unaudited)

=========================================================================================================================
                                                                                                 Accumulated
                                                                                                    Other
                                            Preferred    Common                Retained         Comprehensive
( in  thousands )                             Stock       Stock     Surplus    Earnings          Income (Loss)   Total
-------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1997                    $ 400      $1,475    $14,407      $1,708               $ 328     $18,318
Comprehensive income:
Net  income                                        -           -          -       1,565                   -       1,565
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                                                                         28         28
                                                                                                                ---------
Total comprehensive income (loss)                                                                                 1,593
Dividends  declared  on  preferred  stock          -           -          -         (60)                  -         (60)
Common stock issued under stock option plans       -           7         40           -                   -          47
-------------------------------------------------------------------------------------------------------------------------
 Balance : September 30, 1998                  $ 400      $1,482    $14,447      $3,213               $ 356     $19,898
=========================================================================================================================


                                                                                                 Accumulated
                                                                                                    Other
                                            Preferred    Common                Retained         Comprehensive
( in  thousands )                             Stock       Stock     Surplus    Earnings          Income (Loss)   Total
-------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1998                    $ 400      $1,557    $16,728      $1,546               $ 214     $20,445
Comprehensive income:
    Net  income                                    -           -          -       2,168                   -       2,168
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                   -           -          -           -              (2,206)     (2,206)
                                                                                                                ---------
Total comprehensive income (loss)                  -           -          -           -                             (38)
Dividends declared on preferred stock              -           -          -         (60)                  -         (60)
Common stock issued under stock option plans       -           3         49           -                   -          52
-------------------------------------------------------------------------------------------------------------------------
 Balance : September 30, 1999                  $ 400      $1,560    $16,777      $3,654            $ (1,992)    $20,399
=========================================================================================================================

                             See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

===========================================================================================================================
                                                                                                       Nine Months
                                                                                                    Ended September 30,
                  ( in  thousands )                                                                1999           1998
---------------------------------------------------------------------------------------------------------------------------
Operating
Activities        Net income                                                                     $ 2,168        $ 1,565
                  Adjustments to reconcile net income to net cash
                    provided by operating activities:
                      Provision for loan losses                                                      602            377
                      Provision for depreciation and amortization                                    853            768
                      Deferred income taxes                                                         (151)          (133)
                      Amortization of securities premiums and accretion of discounts, net            253            139
                      Net gain on sale of securities available for sale                               (1)          (386)
                      Net proceeds from sale of loans                                             36,137         43,530
                      Loans originated for sale                                                  (33,986)       (40,055)
                      Gain on sales of loans and other real estate owned                            (619)          (412)
                      (Decrease) in accrued interest receivable and other assets                     (60)          (148)
                      Increase in accrued interest payable and other liabilities                   1,201            602
                  ---------------------------------------------------------------------------------------------------------
                         Net  cash  provided  by  operating  activities                            6,397          5,847
---------------------------------------------------------------------------------------------------------------------------
Investing
Activities        Securities held to maturity :
                     Proceeds from principal repayments and maturities                             1,990          4,041
                     Purchases                                                                   (20,107)             0
                  Securities available for sale :
                     Proceeds from principal repayments and maturities                            11,564          9,813
                     Proceeds from sales                                                           5,357         22,141
                     Purchases                                                                   (11,637)       (64,581)
                  Proceeds from sale of loans receivable                                           5,418              0
                  Net increase in loans receivable                                               (44,053)       (32,504)
                  Purchases of premises and equipment                                               (755)        (2,937)
                  ---------------------------------------------------------------------------------------------------------
                         Net  cash  (used)  by  investing  activities                            (52,223)       (64,027)
---------------------------------------------------------------------------------------------------------------------------
Financing
Activities        Net increase in demand deposits, interest checking,
                     money market and savings deposits                                            23,191         21,689
                  Net increase in time deposits                                                   13,439         40,573
                  Proceeds from common stock options exercised                                        52             47
                  Cash dividends on preferred stock                                                  (60)           (60)
                  ---------------------------------------------------------------------------------------------------------
                         Net  cash  provided  by  financing  activities                           36,622         62,249
                  ---------------------------------------------------------------------------------------------------------
                  (Decrease) increase in cash and cash equivalents                                (9,204)         4,069
                  Cash and cash equivalents at beginning of year                                  23,875         25,784
                  ---------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents at end of period                                    $ 14,671       $ 29,853
                  =========================================================================================================


                             See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1. BASIS OF PRESENTATION

The consolidated financial statements include Pennsylvania Commerce Bancorp, Inc. ("the Company") and the wholly-owned subsidiary Commerce Bank/Harrisburg, N.A. ("the Bank"). All significant intercompany accounts and transactions have been eliminated. Currently, the only asset of the Company is its investment in the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

In addition to historical information, this Form 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

For further information, refer to the financial statements and footnotes thereto included in the Commerce Bank/Harrisburg, N.A., Annual Report for the year ended December 31, 1998.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 15, 1999, the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 19, 1999, to stockholders of record on January 29, 1999. Payment of the stock dividend resulted in the issuance of 73,952 additional common shares and cash of $6,974 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 1998.

Recently Issued FASB Statement

In July 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." Statement No. 137 delays the effective date required for adoption of Statement No. 133 by one year. Therefore, the Company is required to adopt the statement on January 1, 2001. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no impact on the net income reported for the nine months ended September 30, 1999 or 1998.

Note 3. COMMITMENTS AND CONTINGENCIES

In July 1995, a Company borrower filed a multi-count lender liability complaint against the Company seeking unspecified damages. The Company filed preliminary objections to the complaint. The Court sustained the preliminary objections in part and denied them in part. An amended complaint was filed and the Court denied the Company's preliminary objections to the amended complaint. The Company filed its answer with new matter and a counterclaim. The Company believed that the complaint was without merit. The complaint was resolved with the Company borrower, in the second quarter of 1999 with nominal cost to the Company. In July 1999, the borrower withdrew the complaint.

The Company is also subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.



Future Branch Facilities

The Company has entered into an agreement to purchase the parcel of land at 1120 Carlisle Road, Camp Hill, Pennsylvania, and intends to construct a full-service branch office on this land in the year 2000.

The Company has entered into a land lease for the premises located on lot #2, in Palmyra Shopping Center, on Route #422 in Palmyra, Pennsylvania. The Company intends to construct a full-service branch office on this land in the year 2000. The land lease commenced September 13, 1999 and has an initial term of 20 years. In addition, the Company has an option to renew the land lease for four additional 5-year terms. Initial annual rent payments equal $60,000. Rent is subject to change on terms set forth in the lease agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

OVERVIEW

Net income for the quarter increased 88% to $923,000 as compared to $492,000 for the third quarter of 1998. At September 30, 1999, the Company had total assets of $357.1 million, total loans (including loans held for sale) of $210.1 million, and total deposits of $334.4 million.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The largest source of the Company's income is net interest income. Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. The principal source of funding for such assets is deposits.

Interest income increased by $1.2 million, or 22%, over the third quarter of 1998. Interest earning assets averaged $326.1 million for the third quarter of 1999 as compared to $264.6 million for the same period in 1998. The yield on earning assets for the third quarter of 1999 was 7.82%, a decrease of 9 basis points from the comparable period in 1998.

Interest expense for the third quarter of 1999 increased by $131,000, or 5%, compared to the third quarter of 1998. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $221.6 million during the third quarter of 1998 to $267.0 million during the third quarter of 1999. The average rate paid on these liabilities for the third quarter of 1999 was 3.76%, a decrease of 53 basis points from the comparable period in 1998. The level of average time deposit account balances (excluding public funds) increased from $94.8 million for the third quarter of 1998 to $108.2 million for the quarter ended September 30, 1999 resulting in a 5% increase in interest expense on these accounts from $1.3 million for the quarter ended September 30, 1998, to $1.4 million for the third quarter of 1999. This large increase in time deposits was due to the promotional products offered at the opening of two branches, one in the spring and one in the fall of 1998. The Company's aggregate cost of funds was 3.04% for the third quarter of 1999, a decrease of 55 basis points from the prior year.

Net interest income for the third quarter of 1999 increased by $1.0 million, or 36%, over the same period in 1998. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread increased to 4.06% during the third quarter of 1999 from 3.60% during the same period of the previous year. The net interest margin increased by 44 basis points from

4.30% for the third quarter 1998 to 4.74% during the third quarter of 1999.

For the nine months ended September 30, 1999, interest income increased by $3.4 million, or 24%, over the same period in 1998. As with the third quarter, the increase for the first nine months was related to volume increases in the level of interest earning assets partially offset by a decrease in the level of yields earned on those assets. Interest earning assets for the first nine months of 1999 averaged $311.0 million versus $240.2 million for the comparable period in 1998. The yield on those assets decreased from 8.08% during the first nine months of 1998, to 7.71% for the first nine months of 1999.

Interest expense for the first nine months of 1999 totaled $7.2 million, an increase of $813,000, or 13%, over the first nine months of 1998. The level of average interest-bearing liabilities increased from $197.7 million for the first nine months of 1998 to $316.7 million for the first nine months of 1999. The Company's cost of funds for the first nine months of 1999 was 3.07%, down 47 basis points from 3.54% for the comparable period in the prior year.

Net interest income for the first nine months of 1999 increased by $2.6 million, or 32%, over the same period in 1998. The Company's net interest margin increased from 4.55% for the first nine months of 1998 to 4.60% for the first nine months of 1999.

Noninterest Income

Noninterest income for the third quarter of 1999 increased by $344,000, or 35%, from the same period in 1998. Recurring core noninterest income increased from $878,000 in the third quarter of 1998 to $1.0 million for the same period in 1999. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts.

Total noninterest income for the first nine months of 1999 totaled $3.4 million, an increase of $480,000, or 16%, over the first nine months of the prior year. Included in noninterest income for the first nine months of 1999 is nonrecurring income of $502,000 as a result of a $106,000 gain on the sale of student loans, net securities gain of $1,000, a $5,000 loss from Other Real Estate Owned
(OREO), and $400,000 income from the sale of Small Business Administration loans. Included in noninterest income for the first nine months of 1998 is nonrecurring income of $543,000 as a result of a $162,000 gain on the sale of student loans, a $386,000 gain on the sale of investments from the Securities Available for Sale portfolio, and $5,000 loss from the sale of OREO. Excluding these transactions, recurring core noninterest income for the first nine months of 1999 totaled $2.9 million as compared to $2.4 million for the first nine months of 1998, an increase of 22%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit and loan accounts.

Noninterest Expenses

For the third quarter of 1999, noninterest expenses increased by $630,000, or 21%, over the same period in 1998. Staffing levels, occupancy, furniture and equipment, and related expenses increased as a result of opening two branch offices in 1998 (one each in April and August) as well as two Loan Production Offices opening in December 1998. A comparison of noninterest expense for certain categories for the three months ended September 30, 1999, and September 30, 1998, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $272,000, or 21%, for the third quarter of 1999 over the third quarter of 1998. This increase is consistent with increases in staff levels to handle Company growth from third quarter 1998 to third quarter 1999, including the additional staff of the two branch offices opened in 1998 and the two Loan Production Offices opened in December 1998.

Occupancy expenses totaled $425,000 for the three months ended September 30, 1999, an increase of $51,000, or 14%, over the comparable period of 1998. Increased occupancy expenses relate to the two branch offices and two Loan Production Offices opened in 1998.

Furniture and equipment expenses of $244,000 were $24,000, or 11%, higher for the third quarter of 1999 than for the three months ended September 30, 1998. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of the two branch offices and two Loan Production Offices opened in 1998.

Advertising and marketing expenses totaled $345,000 for the three months ended September 30, 1999, an increase of $90,000, or 35%, over the third quarter of 1998. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $244,000 for the third quarter of 1999 were $36,000, or 17%, more than the third quarter of 1998. The increase was due to a combination of increased costs associated with processing additional transactions, both over-the-counter and ATM (due to growth in the number of accounts), and the costs associated with the increased volume of users of our Home Banking product which is offered to our customers at no charge. Also contributing to the increased expenses is the cost associated with higher volumes of customer transactions on the Visa Check Card product.

Postage and supplies expense of $120,000 represented a $6,000, or 5%, decrease from the third quarter of the prior year. This was due to increased usage of stationery and supplies, and other office expenses related to growth in volume of customers and customer transactions offset by a decrease in postage expense resulting from the efforts to obtain additional postage discounts by presorting increased volumes of outgoing mail.

Other noninterest expenses increased by $179,000, or 42%, for the three-month period ended September 30, 1999, as compared to the same period in 1998. The increase is mainly attributable to increased provisions for non-credit related losses as well as $64,000 in costs associated with the formation of the holding company, Pennsylvania Commerce Bancorp, Inc. In late December 1998, the Company opened two Loan Production Offices, one in Camp Hill and one in York. Costs associated with these two offices not already detailed above are included in this category.

For the first nine months of 1999, total noninterest expenses increased by $1.9 million, or 23%, over the comparable period in 1998. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $857,000, or 23%, over the first nine months of 1998. The increase was due to normal salary adjustments and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 205 at September 30, 1998 to 227 at September 30, 1999.

Occupancy expenses for the first nine months of 1999 increased by $177,000, or 17%, from the first nine months of 1998 while furniture and equipment increased by $67,000, or 11%, from $631,000 to $698,000. These increases are the result of the increased furniture and equipment depreciation and the related occupancy costs associated with the opening of two new branches and two Loan Processing Centers since the spring of 1998.

Advertising and marketing expenses totaled $1.0 million for the nine months ended September 30, 1999, an increase of $270,000, or 35%, over the first nine months of 1998. This increase was primarily the result of advertising in multiple markets. These markets will continue to expand as the branch network grows.

Data processing expenses increased $123,000, or 21%, for the first nine months of 1999 as compared to the first nine months of 1998. The increase in data processing expenses is a combination of increased costs associated with processing higher volumes of automatic teller machine (ATM) transactions as well as the installation of two additional ATM's at the new branches as previously mentioned. Also contributing to the increased expenses is the cost associated with higher volumes of customer transactions on the Visa Check Card and Home Banking products.

Postage and office supplies increased $35,000, or 10%, over the first nine months of 1998. The increase in supplies expense is a result of increased usage of such items related to additional staff levels as well as an increase in the number of accounts serviced.

Other noninterest expenses for the first nine months of 1999 were $1.6 million compared to $1.2 million for the similar period in 1998. Provisions for non-credit related losses increased by $65,000 in 1999 over the first nine months in 1998. Nonrecurring formation expenses for the holding company, Pennsylvania Commerce Bancorp, Inc, were $64,000. Correspondent bank charges increased from $51,000 in the first none months of 1998 to $109,000 in the same period in 1999. The increase was due to an increase in processing volume related to an increase in deposits. The remaining increase was associated with other general branch-related costs.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.84% for the three months ended September 30, 1999, the same as the three months ended September 30, 1998, and 2.89% for the first nine months of 1999 compared to 3.00% for the comparable period in 1998. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 1999, the operating efficiency ratio was 68.72% compared to 79.24% for the similar period in 1998. For the nine months ended September 30, 1999, this ratio was 73.07% compared to 79.37% for the nine months ended September 30, 1998.

Provision for Federal Income Taxes

The provision for federal income taxes was $480,000 for the third quarter of 1999 as compared to $248,000 for the same period in 1998. For the nine months ended September 30, the provision was $1.1 million and $780,000 for 1999 and 1998 respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 34% for the first nine months of 1999 and 33.3% for the same period in 1998. The effective tax rate for 1998 was less than the federal statutory rate of 34% primarily because of a higher level of tax-exempt security and loan income.

Net Income

Net income for the third quarter of 1999 was $923,000, an increase of $431,000, or 88%, over the $492,000 recorded in the third quarter of 1998. The increase was due to an increase in net interest income of $1.0 million, an increase in noninterest income of $344,000, offset partially by an increase in noninterest expenses of $630,000, an increase of $82,000 in the provision for loan losses, and an increase of $232,000 in the provision for income taxes.

Net income for the first nine months of 1999 was $2.2 million as compared to $1.6 million recorded in the first nine months of 1998. The increase was due to an increase in net interest income of $2.6 million, an increase in noninterest income of $480,000, offset partially by an increase of $1.9 million in noninterest expenses, an increase of $225,000 in the provision for loan losses, and an increase of $346,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 1999, increased to $0.58 per common share for the third quarter of 1999 compared to $0.30 for the same period in 1998. Diluted earnings per common share were $0.54 for the third quarter of 1999 and $0.28 for the same period in 1998.

Basic earnings per common share, for the first nine months of the year, after adjusting for a 5% common stock dividend paid in February 1999, increased to $1.35 per share as compared to $0.97 per common share for the first nine months of 1998. Diluted earnings per common share were $1.26 for the first nine months of 1999 and $0.90 for the same period in 1998.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 1999 was 1.03% as compared to 0.67% for the third quarter of 1998. The ROA for the first nine months of 1999 and 1998 was 0.85% and 0.78%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 1999 was 18.32%, as compared to 10.03% for the third quarter of 1998. The annualized ROE for the first nine months of 1999 was 14.27%, as compared to 11.01% for the first nine months of 1998.

FINANCIAL CONDITION

Securities

During the first nine months of 1999, securities available for sale decreased by $9.0 million (net of unrealized depreciation) from $97.0 million at December 31, 1998 to $88.0 million at September 30, 1999 primarily as a result of the purchase of $11.6 million in U.S. Government agency and mortgage-backed securities, offset by the sale of $5.4 million in mortgage-backed securities and $11.6 million of principal repayments and calls on mortgage-backed securities and U.S. Government agency securities and unrealized loss of $3.3 million in the portfolio.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 4.7 years at September 30, 1999 with a weighted average yield of 6.62%.

During the first nine months of 1999, securities held to maturity increased from $11.5 million to $29.6 million primarily as a result of the purchase of $20.1 million in U.S. Government agency and mortgage-backed securities, offset by principal repayments of $2.0 million. The securities held in this portfolio include U.S. Government agency securities and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 5.5 years at September 30, 1999 with a weighted average yield of 6.53%.

Federal funds sold decreased by $9.5 million during the first nine months of 1999 from $11.9 million at December 31, 1998 to $2.4 million at September 30, 1999. Total securities and federal funds sold aggregated $120.0 million at September 30, 1999, and represented 34% of total assets.

The average yield on the combined securities portfolio for the first nine months of 1999 was 6.40%, as compared to 6.69% for the similar period of 1998. The average yield earned on federal funds sold during the first nine months of 1999 was 4.70%, down 71 basis points from 5.41% earned during the first nine months of 1998.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans that the Company originates with the intention of selling in the future. During the first nine months of 1999, total loans held for sale decreased by $1.5 million from $5.6 million at December 31, 1998, to $4.1 million at September 30, 1999. The decrease in loans held for sale in the first nine months of 1999 was the result of the sale of $7.1 million of student loans offset by originations of $5.6 million in new loans held for sale. Loans held for sale represented 1% of total assets at September 30, 1999, as compared to 2% at December 31, 1998.



Loans Receivable

During the first nine months of 1999, total loans receivable increased by $38.9 million from $167.1 million at December 31, 1998, to $206.0 million at September 30, 1999. The increase in loans receivable in the first nine months of 1999 was primarily in commercial mortgage loans. Loans receivable represented 62% of total deposits and 58% of total assets at September 30, 1999, as compared to 56% and 52%, respectively, at December 31, 1998.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 1999, were $686,000, or 0.19%, of total assets as compared to $286,000 or 0.09% of total assets at December 31, 1998. Other real estate owned totaled $92,000 at September 30, 1999, and $11,000 as of December 31, 1998.

The following summary presents information regarding nonperforming loans and assets as of September 30, 1999 and 1998 and the year ended December 31, 1998.

                         Nonperforming Loans and Assets
=====================================================================================
(dollars in thousands)               September 30,     December 31,    September 30,
                                         1999             1998              1998
-------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                               $150             $227              $162
Consumer                                  134               23                26
Real estate
    Construction                            0                0                 0
    Mortgage                              310               25               139
-------------------------------------------------------------------------------------
       Total nonaccrual loans             594              275               327
Restructured loans                          0                0                 0
-------------------------------------------------------------------------------------
       Total nonperforming loans          594              275               327
Other real estate                          92               11                10
-------------------------------------------------------------------------------------
       Total nonperforming assets         686              286               337
-------------------------------------------------------------------------------------
Loans past due 90 days or more              0                1                 0
-------------------------------------------------------------------------------------
       Total nonperforming assets and
       loans past due 90 days or more    $686             $287              $337
-------------------------------------------------------------------------------------
Nonperforming loans to total loans       0.29%            0.16%             0.20%
Nonperforming assets to total assets     0.19%            0.09%             0.11%
=====================================================================================



=====================================================================================
                            Allowance for Loan Losses
=====================================================================================
(dollars in thousands)                                September 30,     December 31,
                                                          1999             1998
-------------------------------------------------------------------------------------
Balance at beginning of period                           $2,232           $1,699
Provisions charged to operating expenses                    602              542
-------------------------------------------------------------------------------------
                                                          2,834            2,241
Recoveries of loans previously charged-off:
    Commercial                                                6                4
    Consumer                                                  5                3
    Real estate                                               0                0
-------------------------------------------------------------------------------------
Total recoveries                                             11                7
Loans charged-off:
    Commercial                                              151                2
    Consumer                                                  3               14
    Real estate                                               1                0
-------------------------------------------------------------------------------------
Total charged-off                                           155               16
-------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                144                9
-------------------------------------------------------------------------------------
Balance at end of period                                 $2,690           $2,232
-------------------------------------------------------------------------------------
Net charge-offs (recoveries) as a percentage of
   Average loans outstanding                               0.08%            0.01%
Allowance for loan losses as a percentage of
   Period-end loans                                        1.33%            1.34%
=====================================================================================

Deposits

Total deposits at September 30, 1999, were $334.4 million, up $36.7 million, or 12%, over total deposits of $297.7 million at December 31, 1998. The average balances and weighted average rates paid on deposits for the first nine months of 1999 and 1998 are presented in the following table.

==========================================================================================
                                               Nine months Ended September 30,
                                              1999                       1998
------------------------------------------------------------------------------------------
                                       Average         Average      Average     Average
(dollars in thousands)                 Balance           Rate       Balance       Rate
------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                $ 63,245                    $ 48,128
    Interest-bearing (money market
        and checking)                    57,128           2.37%      32,521       2.45%
Savings                                  76,064           2.80       68,788       3.52
Time deposits                           120,386           5.06       96,421       5.48
------------------------------------------------------------------------------------------
Total deposits                         $316,823                    $245,858
==========================================================================================


Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company's risk of loss arising from adverse changes in the fair market value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income, while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with these policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

Management considers the simulation of net interest income in different interest rate environments to be the best indicator of the Company's interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the third year. The Company's ALCO policy has established that interest income sensitivity will be considered acceptable if net income in the above interest rate scenario is within 15% of net income in the flat rate scenario in the first year and within 30% over the two year time frame. At September 30, 1999, the Company's income simulation model indicates net income would increase by 14% and 19% in the first year and over a two year time frame, respectively, if rates decreased as described above. The model projects that net income would increase by 5% and 9% in the first year and over a two year time frame, respectively, if rates increased as described above. All of these net income projections are within an acceptable level of interest rate risk pursuant to the policy established by ALCO.

In the event the Company's interest rate risk models indicate an unacceptable level of risk, the Company could undertake a number of actions that would reduce this risk, including the sale of a portion of its available for sale portfolio, or the use of risk management strategies such as interest rate swaps and caps.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 1999, the market value of equity model indicates an acceptable level of interest rate risk.

Liquidity

Liquidity management involves the ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the Company on an ongoing basis. Liquidity needs are generally met by converting assets into cash or obtaining sources of additional funding, mainly deposits. Liquidity sources from asset categories are provided primarily by cash and federal funds sold, and the cash flow from the amortizing securities and loan portfolios. The primary source of liquidity from liability categories is the generation of additional core deposit balances.

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 1999, the total potential liquidity for the Company through these secondary sources was $133 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At September 30, 1999, stockholders' equity totaled $20.4 million, the same as at December 31, 1998. Stockholders' equity at September 30, 1999 included $2.0 million in unrealized depreciation, net of income taxes, on securities available for sale. Excluding this unrealized depreciation, gross stockholders' equity increased by $2.2 million from $20.2 million at December 31, 1998, to $22.4 million at September 30, 1999 due principally to retained net income.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital may be comprised of total Tier 1 capital plus limited life preferred stock, qualifying debt instruments, and the allowance for loan losses.

The table below provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

=====================================================================================================
                                 September 30,   December 31,    For Capital  To Be Well Capitalized
                                      1999          1998          Adequacy         Under Prompt
                                                                  Purposes      Corrective Action
                                                                                   Provisions
-----------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:

          Tier 1                      9.96%          10.83%          4.00%           6.00%

          Total                      11.15           12.02           8.00           10.00

          Leverage Total              6.25            6.50           4.00            5.00
=====================================================================================================

At September 30, 1999, risk-based capital and leverage ratios for the Company did not differ from those of the Bank. The Bank exceeds the minimum regulatory requirements to be considered a "well capitalized" financial institution.

Year 2000

The Company formed a committee in mid-1997 consisting of members from all areas of the Company to develop a plan and oversee the progress of Y2K efforts. The Company has named the Chief Financial Officer as the Y2K officer to direct the project. The Y2K officer reports to the Board on a quarterly basis.

The Company has utilized both internal and external resources to identify, correct, and test the systems for the Year 2000 compliance. The Company's software systems are provided by outside vendors and are not developed in-house. The Company has contacted and continues to work closely with these vendors to ensure readiness. The Company utilizes systems that are driven by software created by the nation's prominent technology companies. As a result, most of the Company's mission critical systems were Year 2000 compliant at the time of their installation. For those systems not compliant, the Company was able to obtain upgrades to enable processing of transactions in the Year 2000. The Company's primary data processing vendor has certified compliance of their software for Year 2000 processing. Backup vendors have been identified for products supplied by vendors that have not certified their products as Y2K ready. The Company has identified noncomputer systems that may include embedded technology that may be affected by Y2K issues and implemented corrective actions. As part of the planning process, the Company has developed contingency plans that will provide alternative methods of doing business, should it be necessary.

The IBM AS400 computer processes the daily transactions and interfaces with an IBM VSE 9260 processor at our data processing vendor. The IBM VSE is the record keeping system for our customer's loan and deposit accounts and the Company's general ledger system. The Company has tested the hardware, software and interfaces of these mission-critical systems and completed the necessary renovations to enable processing in the Year 2000 and beyond. Throughout the past year, the Company has been upgrading or replacing personal computers that are not Y2K compliant. The Company has experienced considerable growth in recent years, which independent of the Y2K issue has created the need to upgrade some hardware and software. Therefore, it is difficult to isolate expenditures that have been made for Y2K from normal business replacement. Costs to date which include capital expenditures are estimated at $150,000, and are not considered material to any one fiscal period. The Company estimates that future costs of upgrades and asset replacements will be immaterial, most of which will be capitalized and amortized over the useful life of the asset. In the unlikely event that the Company would have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

Through the use of questionnaires and officer calls, customers with significant relationships with the Company are being evaluated for Y2K risk. No individual customer is significant enough to materially impact the financial position of the Company; however, one concern is that the credit risk associated with lending may increase to the extent that our borrowers or their suppliers may not adequately address Y2K issues. We continue to be in contact with any customers that we have identified as high risk to monitor their Y2K efforts. Due to the uncertainties involved, it is not possible to quantify the potential credit losses, if any, due to Y2K.

The Year 2000 plan developed by the committee consists of five phases: awareness, assessment, renovation, testing and implementation. Systems were assessed a level of importance from 1 to 4, 1 being mission-critical and 4 being irrelevant in relation to Y2K compliance. Awareness, assessment, renovation and testing are complete for all systems. Implementation is complete for all systems with the exception of one, which is currently in the final steps of implementation.

Three federal agencies share responsibility for supervising efforts by banks in relation to Y2K compliance. The Company is subject to review and examination by the Office of the Comptroller of the Currency (OCC). Our banking software vendor was also examined by the Federal Financial Institutions Examination Council (FFIEC) to evaluate their systems for processing in the Year 2000 and beyond. The results of this evaluation have been released to the Company for our review. The vendor was also independently evaluated and certified as Year 2000 compliant by the Information Technology Association of America (ITAA). The ITAA, an organization well respected by Company examiners, performed a thorough and complete review of the design methods and controls used to provide Year 2000 compliant software.

Senior management has developed an outline for a contingency plan to provide operating alternatives for continuation of services to the Company's customers in the event of systems or communications failures at the beginning of the Year 2000. Management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. In a worst case scenario, we believe that we would be able to process all transactions manually until normal operations were restored. Management feels that adequate resources are available to fund and address the Y2K issues and that the costs associated with these issues will not have a material impact on the Company's financial statements or results of operations. However, there is no guarantee that the efforts of the Company will fully prevent all failures and problems. In addition, the Company relies on third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Company continues to address Y2K issues and work with our vendors and corporate customers to identify, assess, and control potential Y2K risks, the Company does not manage these businesses and therefore, potential uncertainties remain.

Forward-Looking Statements

The discussion regarding the Company's interest rate risk position in the section entitled "Interest Rate Sensitivity and Liquidity" and the section entitled "Year 2000" contain statements that may be forward-looking (as defined in the Private Securities Litigation Reform Act of 1995). These forward looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's ability (as well as third party ability) to effectively address the Year 2000 issue. Although the Company believes such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk has not changed significantly since December 31, 1998. The market risk principally includes interest rate risk which is discussed in the Management's Discussion and Analysis above.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 1995, a Company borrower filed a multi-count lender liability complaint against the Company seeking unspecified damages. The Company filed preliminary objections to the complaint. The Court sustained the preliminary objections in part and denied them in part. An amended complaint was filed and the Court denied the Company's preliminary objections to the amended complaint. The Company filed its answer with new matter and a counterclaim. The Company believed that the complaint was without merit. The complaint was resolved with the Company borrower, in the second quarter of 1999 with nominal cost to the Company. In July 1999, the borrower withdrew the complaint.

The Company is also subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.



Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

      Computation of Net Income Per Share...........................Exhibit 11
      Financial Data Schedule.......................................Exhibit 27

(b.) Reports on Form 8-K

         On July 1, 1999, Pennsylvania Commerce Bancorp, Inc. filed a Reort on Form 8-K announcing the following information. On July 1, 1999, Commerce Bank/Harrisburg, N.A. ("Commerce") consummated the Agreement and Plan of Reorganization (the "Agreement") with Pennsylvania Commerce Bancorp, Inc., a newly formed Pennsylvania business corporation (the "Holding Company"), reorganizing Commerce into a one-bank holding company. Pursuant to the Agreement, Commerce merged with and into a new nationally chartered banking association, "Commerce Bank/Harrisburg Interim National Bank" (the "Interim Bank"). The Interim Bank, formed solely for the purpose of the reorganization, will operate under the name Commerce Bank/Harrisburg, N.A. and will be a wholly-owned subsidiary of the Holding Company.

The Reorganization has received regulatory approval and received the approval of the shareholders of Commerce at its annual meeting on June 18, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                      PENNSYLVANIA COMMERCE BANCORP, INC.
                                  (Registrant)





          11/12/99                             /s/ James T. Gibson
        -----------                          ---------------------------
          (Date)                               James T. Gibson
                                               President/CEO




          11/12/99                             /s/ Mark A. Zody
        -----------                          ---------------------------
          (Date)                               Mark A. Zody
                                               Executive Vice President
                                               Chief Financial Officer