Form 10-K
period 1999-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2000-03-30
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.
                                       or
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                           Commission File #333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               25-1834776
   ----------------------------------            -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

      100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania 17011-8599
      --------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (717) 975-5630
        -----------------------------------------------------------------

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

                             NASDAQ Small Cap Market
                   (Name of Each Exchange on Which Registered)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X           No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of voting stock held by non-affiliates of the registrant is $23,438,200. (1)

         The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of March 17, 2000 was 1,648,744.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.


______________________
          (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 17, 2000. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                Page
Part I.
   Item 1.  Business..............................................................................5

   Item 2.  Properties...........................................................................11

   Item 3.  Legal Proceedings....................................................................14

   Item 4. Submission of Matters to a Vote of Security Holders (This item is omitted since no matters were submitted to a vote of security holders during the fourth quarter of 1999.)

Part II.
   Item 5.  Market Price for the Registrant's Common Equity and
                Related Shareholder Matters......................................................15

   Item 6.  Selected Financial Data
                (The information required by this item is set forth on the inside cover page of the Company's 1999 Annual Report.)

   Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations
                (The information required by this item is incorporated by reference from the Company's 1999 Annual Report.)

   Item 7a. Quantitative and Qualitative Disclosures about Market Risk
                (The information required by this item is incorporated by reference from the Company's 1999 Annual Report.)


   Item 8.  Financial Statements and Supplementary Data
                (The information required by this item is incorporated by reference from the Company's 1999 Annual Report.)

   Item 9.  Changes In and Disagreements with Accountants on Accounting and
                Financial Disclosure (This item is omitted since it is not applicable.)

Part III.
   Item 10. Directors and Executive Officers of the Registrant
   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Item 13. Certain Relationships and Related Transactions
                The information required by the items in this Part III has been omitted since it will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.



Part IV.
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)       Financial Statements: Balance Sheets, Statements of Income,
                Statements of Stockholders' Equity, and Statements of Cash Flows

   (a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

   (a)(3)       Exhibits:

         2.     Agreement and Plan of Reorganization of Commerce Bank/Harrisburg,
                National Association, dated April 23, 1999 (A)

         3. i.  Articles of Incorporation, as amended (A)

         3.ii.  By - Laws, as amended (B)

        10. i.  The Company's 1990 Directors Stock Option Plan (C)

        10.ii.  The Company's 1996 Employee Stock Option Plan (D)

       10 iii. Warrant Agreement and Warrant No. 1 of Commerce Bank/Harrisburg dated October 7, 1988

       10 iv.   Amendment No. 1 to the Stock and Warrant Purchase Agreement

        11.     Calculation of EPS
                (The information required by this item appears in Note 12 of the Consolidated Financial Statements of the Company's 1999 Annual
                Report.)

        13.     Pennsylvania Commerce Bancorp, Inc. 1999 Annual Report to
                Shareholders

        21. Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)

        23.     Consent of Beard & Company Inc.

        27.     The Registrants Financial Data Schedule.

    (b)         There were no reports on Form 8-K filed in the fourth quarter of 1999

________________________

          (A) Incorporated by reference from Appendix "A" and Appendix "B", respectively, of the Prospectus of the Company's Registration
               Statement on Form S-4 filed with the SEC on May 14, 1999.

          (B)  Incorporated by reference from Exhibit 3(b) of the Company's
               Registration Statement on Form S-4 filed with the SEC on May 14,
               1999.

          (C)  Incorporated by reference from Exhibit 4 of the Company's
               Registration Statement on Form S-4 filed with the SEC on July 1,
               1999.

          (D)  Incorporated by reference from Exhibit 4 of the Company's
               Registration Statement on Form S-4 filed with the SEC on July 1,
               1999.

   Item 15. Signatures.......................................................................................16


Part I.

Item 1. Business

General

         Pennsylvania Commerce Bancorp, Inc. (the "Company") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. Currently, the Company's only activity is its ownership of the Bank. Except as otherwise indicated, all references herein to the Company include Commerce Bank/Harrisburg, N.A. (also referred to as "Commerce" or the "Bank").

         The Company is a member of the Commerce Bancorp, Inc. Network (the "Network") and has the exclusive right to use the "Commerce Bank" name and the "Yes Bank" logo within its primary service area. The Network provides certain marketing and support services to the Bank.

         As of December 31, 1999, the Company had approximately $379 million in assets, $349 million in deposits, $221 million in total loans, and $20 million in stockholders' equity. The Bank is a member of the Federal Reserve System
(FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.

         As of December 31, 1999, the Company had 276 employees, of which 200 were full-time employees. Management believes the Company's relationship with its employees is good.

Commerce Bank/Harrisburg

         On  July  13,  1984,  Commerce  Bank/Harrisburg   (Commerce)  filed  an
application to establish a state-chartered banking institution with the Pennsylvania Department of Banking. On September 7, 1984, Commerce was granted preliminary approval of its application, and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

         On October 7, 1994, Commerce was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to "Commerce Bank/Harrisburg, National Association." The Bank's conversion was consummated pursuant to preliminary and conditional approval of the conversion granted by the Office of the Comptroller of the Currency (OCC) on July 5, 1994 in response to a letter of intent to convert to a national bank filed by the Bank with the OCC on April 6, 1994.

         Commerce provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank's lending and investment activities are funded principally by retail deposits gathered through its retail branch office network.

Service Area

         The Bank offers its lending and depository services from its Main Office in Camp Hill, Pennsylvania, and its ten full-service branch offices located in Mechanicsburg, Colonial Park, Lower Paxton Township, Hummelstown, York, and Carlisle, Pennsylvania. The Bank currently considers its primary service area to include the central Pennsylvania area, including portions of Dauphin, Cumberland, and York Counties, Pennsylvania.

Retail and Commercial Banking Activities

         The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular saving accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. Commerce is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

         The Bank directs its commercial lending principally toward businesses that require funds within the Bank's legal lending limit, as determined from time to time, and that otherwise do business and/or are depositors with Commerce. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit. In consumer lending, the Bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open two new branch offices in each of the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 18 to 20 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

         The Company is not dependent on any one or more major customers.

Competitive Business Conditions / Competitive Position

         The Company's current primary service area, the central Pennsylvania area, including portions of Dauphin, Cumberland, and York Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Commerce. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds.

         Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which Commerce does not directly offer (but which the Bank may offer indirectly through other institutions). Many institutions, by virtue of their greater total capital, can have substantially higher lending limits than Commerce.

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $3,930,000 as of December 31, 1999) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions in order more fully to service customers whose loan demands exceed the Bank's lending limit.

         The Bank endeavors to be competitive with all competing financial institutions in its primary service area with respect to interest rates paid on time and saving deposits, its overdraft charges on deposit accounts, and interest rates charged on loans.

Supervision and Regulation

         The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the company.

The Company

         The Company is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

         The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended. The Company is subject to supervision and examination by the Federal Reserve Board ("FRB"). Under the Bank Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

         Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Commerce is currently rated "satisfactory" under the Community Reinvestment Act.

         The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company, such as Commerce may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the Company or other subsidiaries of the Company, or (ii) the customer's refraining from doing business with a competitor of Commerce, the Company or of its subsidiaries. The Company or Commerce may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank

         As a nationally chartered commercial banking association, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (OCC) and is required to furnish quarterly reports to the OCC. The Bank is a member of the Federal Reserve System. The Bank's deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The approval of the OCC is required for the establishment of additional branch offices. Since March 4, 1990, the Bank is able to establish branches within any county in Pennsylvania.

         Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days prior written notice to the OCC. Under the Change in Banking Control Act of 1978 and the regulations promulgated thereunder, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The OCC is empowered to disapprove any such acquisition of control.

         Under the Pennsylvania Banking Code of 1965, subject to certain exceptions, no person may acquire control of more than 10 percent (10%) of the outstanding voting shares of the Bank without the prior written approval of the Pennsylvania Department of Banking.

         The amount of funds that Commerce may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

         The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company.

         As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations which may affect the cost of doing business.

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company in particular has yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

National Monetary Policy

         In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the OCC, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

         The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings, and growth of the Company cannot be predicted.

         The costs and effects of compliance with environmental laws, federal, state and local, on the Company are minimal.

Item 2. Properties

Main Office

         The main office of Commerce is located on the east side of the ground floor of the Senate Plaza, Erford Road and Senate Avenue, East Pennsboro Township, Camp Hill, Pennsylvania. The Bank leases and occupies 10,792 square feet on the ground floor, containing a banking floor, lobby, administrative offices, and executive offices. The Bank has constructed its own leasehold improvements in the main office.

         This lease commenced January 1, 1985 and had an initial term of 5 years with three 5-year options to renew. The Bank renegotiated the lease to provide for a ten-year term. The Bank currently pays an annual rent of $209,365. The lease contains a provision for incremental rental increases.

         Under the lease, the Bank is required to pay its pro rata share of the increase in operating expenses and property taxes of the building over and above the building's operational expenses and property taxes for the calendar year ending December 31, 1983. The Bank's pro rata share of the total building is 4.79%. At the present time, the Bank's monthly pro rata share of these expenses is $1,311. Leasehold improvements and interior furnishings are the responsibility of the Bank.

         The Bank has also leased an additional area on the Senate Plaza site for a drive-in kiosk at an annual rent of $6,992. The drive-in kiosk is an independent facility built and maintained at Commerce's sole cost and expense.

Operations Facilities

Operations Center

         The operations center is located on the northwest side of the second floor of 3 Crossgates Drive, Hampden Township, Mechanicsburg, Pennsylvania. The Bank leases and occupies 8,535 square feet of office space on the second floor. The original lease for 5,235 square feet of office space commenced March 1, 1994 and had an initial term of 5 years with three 3-year renewal options. The Bank exercised its option to renew the lease for the first 3-year renewal period in 1999. The Bank has constructed leasehold improvements in the office space at the lessor's expense.

         In February 1996, the Bank signed a lease for an additional 3,300 square feet of office space. The initial term of this lease is three years with three 3-year renewal options. The Bank exercised its option to renew the lease for the first 3-year renewal period in 1999. The Bank has constructed leasehold improvements in this space at it own expense. The Bank currently pays a combined annual rent for this location of $90,300. The leases contain provisions for incremental rent increases.

Loan Production Offices

         (1) The Bank leases an office at 4 Lemoyne Drive, Suite 100, Lemoyne Borough, Lemoyne, Pennsylvania, as a loan production office. The lease for 1,885 square feet of office space commenced October 1, 1998, and has an initial term of 2 years with a year-to-year renewal option. The Bank has constructed leasehold improvements in the office space at its own expense. The Bank currently pays annual rent of $28,020. The lease contains provisions for incremental rent increases.

         (2) The Bank leases an office at 205-2 St. Charles Way, York Township,York, Pennsylvania, as a loan production office. The lease for 1,496 square feet of office space commenced December 1, 1998, and had an initial term of 1 year with three 1-year renewal options. The Bank exercised its first 1-year renewal option in December 1999. The Bank has constructed leasehold improvements in the office space at its own expense. The Bank currently pays annual rent of $19,062.

The lease contains provisions for incremental rent increases.

Branch Facilities

4700 Jonestown Road, Lower Paxton Township, Harrisburg, PA 17109-6216

         The Bank entered into a land lease for the premises located at 4700 Jonestown Road, Harrisburg, Pennsylvania, consisting of a 36,007 square foot lot. The Bank has constructed a full service branch on this land.

         The land lease commenced on July 1, 1987, and has an initial term of 20 years. In addition, The Bank has an option to renew the land lease for three additional 5-year terms. The Bank currently pays an annual rent of $40,000. Rent is subject to increase on the terms set forth in the lease agreement.

4860 Carlisle Pike, Hampden Township, Mechanicsburg, PA 17055-3026

         The Bank entered into a land lease for the premises located at 4860 Carlisle Pike, Mechanicsburg, Pennsylvania. The Bank constructed a full service branch on this land.

         The land lease commenced on October 1, 1988, and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms. The Bank currently pays an annual rent of $36,000. Rent is subject to increase on the terms set forth in the lease agreement.

6071 Allentown Boulevard, Lower Paxton Township, Harrisburg, PA 17112-2673

         The Bank entered into a land lease for the premises located at 6071 Allentown Boulevard, Harrisburg, Pennsylvania. The Bank constructed a full service branch on this land.

         The land lease commenced on January 1, 1992 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for six additional 5-year terms. The Bank currently pays an annual rent of $47,000. Rent is subject to increase on the terms set forth in the lease agreement.

600 Walton Avenue, Derry Township, Hummelstown, PA 17036

         The Bank purchased the parcel of land located at 600 Walton Avenue, Hummelstown, Pennsylvania. The Bank constructed a full service branch office on this land.

2160 South Queen Street, York, York County, Pennsylvania

         The Bank purchased the parcel of land located at 2160 South Queen Street, York, Pennsylvania. The Bank constructed a full service branch office on this land.

2100 York Crossing Drive, West Manchester Township, York, York County, Pennsylvania

         The Bank entered into a land lease for the premises located at 2100 York Crossing Drive, York, Pennsylvania. The Bank constructed a full service branch on this land.

         The land lease commenced on April 23, 1996 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms. The Bank currently pays an annual rent of $50,000. Rent is subject to increase on the terms set forth in the lease agreement.

1098 Haines Road, Springettsbury Township, York, York County, Pennsylvania

         The Bank entered into a land lease for the premises located at 1098 Haines Road, York, Pennsylvania. The Bank constructed a full service branch on this land.

         The land lease commenced on April 1, 1997 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for one additional 5-year term and a term of four years, eleven months thereafter. The Bank currently pays annual rent of $51,000. Rent is subject to increase on the terms set forth in the lease agreement.

5032 Simpson Ferry Road, Lower Allen Twp., Mechanicsburg, Cumberland County, Pennsylvania

         The Bank purchased the parcel of land at 5032 Simpson Ferry Road, Mechanicsburg, Pennsylvania. The Bank constructed a full service branch office on this land.

55 Arsenal Road, Manchester Township, York, York County, Pennsylvania

         The Bank purchased the parcel of land located at 55 Arsenal Road in Manchester Township, York, Pennsylvania. The Bank constructed a full service branch office on this land.

65 Ashland Avenue, Borough of Carlisle, Carlisle, Cumberland County,
Pennsylvania

         The Bank purchased the parcel of land located at 65 Ashland Avenue in the Borough of Carlisle, Carlisle, Pennsylvania. The Bank constructed a full service branch office on this land.

1120 Carlisle Road, Lower Allen Township, Camp Hill, Cumberland County, Pennsylvania

         The Bank has purchased the parcel of land located at 1120 Carlisle Road in Lower Allen Township, Camp Hill, Pennsylvania. The Bank intends to construct a full service branch office on this land by June 2000.

Palmyra Shopping Center, Borough of Palmyra, Palmyra, Lebanon County,
Pennsylvania

         The Bank has entered into a land lease for the premises located on lot #2, in the Palmyra Shopping Center, on Route #422 in Palmyra, Pennsylvania. The Bank intends to construct a full service branch office on this land in the year 2000.

         The land lease commenced on September 13, 1999 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms. Initial annual rent payments equal $60,000 and will commence on the opening of the branch for business. Rent is subject to increase on the terms set forth in the lease agreement.

         In the opinion of management, the interest of the Company is adequately covered by insurance in each of the above properties.

Item 3. Legal Proceedings

         In prior years the Bank had reported on a multi-count lender liability complaint against the Bank seeking unspecified damages. The Bank believed that the complaint was without merit. The complaint was resolved with the Bank borrower in the second quarter of 1999, with nominal costs to the Bank. In July 1999, the borrower withdrew the complaint.

         In addition, the Company is also subject to certain other legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Part II.

Item 5. Market Price For the Registrant's Common Equity and Related Shareholder Matters

         Since August 25, 1994, the Company's common stock has traded on the NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol COBH. Prior to that time, there was no established market for the Company's common stock. The preferred stock is not traded on any market.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years on the NASDAQ Small Cap Market. The prices per share have been adjusted to reflect common stock dividends of 5% with record dates of February 4, 2000 and January 29, 1999. As of December 31, 1999, there were approximately 400 holders of record of the Company's common stock.

                                                 Sales Price
      Quarter Ended:                       High               Low
      -----------------------------------------------------------
          March 31, 1999               $   28.81        $    25.62
          June 30, 1999                    27.38             25.24
          September 30, 1999               25.60             21.43
          December 31, 1999                23.81             20.00
      ------------------------------------------------------------
          March 31, 1998               $   27.21        $    23.76
          June 30, 1998                    31.29             26.08
          September 30, 1998               34.47             27.21
          December 31, 1998                28.12             25.40
      ------------------------------------------------------------

Dividends and Dividend History

         Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985.

         The holders of Common Stock of the Company are entitled to receive dividends as may be declared by the Board of Directors with respect to the Common Stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its Common Stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company.

         The ability of the Company to pay dividends on its Common Stock in the future will depend on the earnings and the financial condition of the Bank and the Company. The Company's ability to pay dividends will be subject to the prior payment by the Company of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.


         Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare a dividend in excess of its accumulated retained earnings.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pennsylvania Commerce Bancorp, Inc,

         Date:  March 17, 2000            By    /s/ James T Gibson
                                               ----------------------------
                                               James T. Gibson
                                               President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title                                       Date
/s/ Gary L. Nalbandian           Chairman of the Board                          March 17, 2000
Gary L. Nalbandian


/s/ James T. Gibson              President, Chief Executive Officer             March 17, 2000
James T. Gibson                  and Director  (Principal Executive
                                 Officer)

/s/ Alan R. Hassman              Director                                       March 17, 2000
Alan R. Hassman

/s/ Michael A. Serluco           Director                                       March 17, 2000
Michael A. Serluco

/s/ Samir J. Srouji, M.D.        Director                                       March 17, 2000
Samir J. Srouji, M.D.

/s/ Mark A. Zody                 Executive Vice President (Chief                March 17, 2000
Mark A. Zody                     Financial Officer and Principal
                                 Accounting Officer)
