Form 10-Q
period 2000-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2000-05-15
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000
                                            --------------

                                       OR

(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                            Commission File 333-78445
                                            ----------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                    25-1834776
   -----------------------------------                ---------------------
     (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                           Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
                         ------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,651,350 Common shares outstanding at 4/27/00
----------------------------------------------

 Transitional Small Business Disclosure Format (check one):   Yes __  No X

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets (Unaudited).............................3
          March 31, 2000, and December 31, 1999

          Consolidated Statements of Income (Unaudited).......................4
          Three months ended March 31, 2000 and March 31, 1999

          Consolidated Statement of Stockholders' Equity  (Unaudited).........5
          Three months ended March 31, 2000 and March 31, 1999

          Consolidated Statements of Cash Flows (Unaudited)...................6
          Three months ended March 31, 2000, and March 31, 1999

          Notes to Consolidated Financial Statements (Unaudited)..............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................18

Item 6a.  Exhibits
          Exhibit 11.........................................................18
          Exhibit 27.........................................................18

Item 6b.  Reports on Form 8-K................................................18

          Signatures.........................................................19

Pennsylvania Commerce Bancorp, Inc.                                                          Consolidated Balance Sheets (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31,          December 31,
                   ( in  thousands,  except  share  amounts)                                       2000                  1999
-------------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                       $ 15,396             $ 27,490
                   Federal funds sold                                                               3,875                    0
                   ------------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                  19,271               27,490
                   Securities, available for sale at fair value                                    83,510               84,652
                   Securities, held to maturity at cost
                     (fair value 2000: $32,363;  1999: $27,877 )                                   33,528               29,039
                   Loans, held for sale
                     (fair value 2000: $2,242;  1999: $5,380 )                                      2,209                5,301
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                       107,171              101,550
                        Construction and land development                                          23,302               18,458
                        Residential mortgage                                                       37,223               34,681
                        Tax-exempt                                                                    834                  342
                     Commercial business                                                           24,536               21,228
                     Consumer                                                                      23,175               22,764
                     Lines of credit                                                               18,511               17,082
                   ------------------------------------------------------------------------------------------------------------
                                                                                                  234,752              216,105
                   Less:  Allowance for loan losses                                                 3,098                2,841
                   ------------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                      231,654              213,264
                   Premises and equipment, net                                                     14,584               14,408
                   Accrued interest receivable                                                      2,024                2,105
                   Other assets                                                                     3,157                2,654
                   ------------------------------------------------------------------------------------------------------------
                           Total assets                                                         $ 389,937            $ 378,913
-------------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                         $ 75,698             $ 69,495
                     Interest-bearing                                                             290,605              279,051
                   ------------------------------------------------------------------------------------------------------------
                        Total deposits                                                            366,303              348,546
                   Accrued interest payable                                                           629                  567
                   Other liabilities                                                                1,702                1,122
                   Other borrowed money                                                                 0                8,300
                   ------------------------------------------------------------------------------------------------------------
                        Total liabilities                                                         368,634              358,535
-------------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value;  1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                          400                  400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2000:  1,651,349;  1999:  1,644,523                1,651                1,644
                   Surplus                                                                         18,275               18,196
                   Retained earnings                                                                3,890                3,137
                   Accumulated other comprehensive income (loss)                                   (2,913)              (2,999)
                   ------------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                 21,303               20,378
                   ------------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                           $ 389,937            $ 378,913
-------------------------------------------------------------------------------------------------------------------------------

                                          See accompanying notes .

Pennsylvania Commerce Bancorp, Inc.

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                           -------------------------
                   (in thousands, except per share amounts)                                  2000            1999
--------------------------------------------------------------------------------------------------------------------

Interest           Loans  receivable,  including  fees :
Income                 Taxable                                                              $ 4,865         $ 3,778
                       Tax - exempt                                                              10               5
                   Securities :
                       Taxable                                                                1,943           1,672
                       Tax - exempt                                                               2               0
                   Federal  funds  sold                                                          18             126
                   -------------------------------------------------------------------------------------------------
                           Total  interest  income                                            6,838           5,581
--------------------------------------------------------------------------------------------------------------------

Interest           Deposits                                                                   2,826           2,281
Expense            Other                                                                         37               3
                   -------------------------------------------------------------------------------------------------
                           Total  interest  expense                                           2,863           2,284
                   -------------------------------------------------------------------------------------------------
                   Net  interest  income                                                      3,975           3,297
                   Provision  for  loan  losses                                                 255             180
                   -------------------------------------------------------------------------------------------------
                           Net  interest  income  after  provision  for  loan  losses         3,720           3,117
--------------------------------------------------------------------------------------------------------------------

Noninterest        Service charges and other fees                                               976             787
Income             Other                                                                        107              77
                   Gain on sale of securities available for sale                                  0               1
                   Other real estate (net)                                                        0               1
                   Gain on sale of loans                                                        112             228
                   -------------------------------------------------------------------------------------------------
                           Total  noninterest  income                                         1,195           1,094
--------------------------------------------------------------------------------------------------------------------

Noninterest        Salaries  and  employee  benefits                                          1,714           1,392
Expenses           Occupancy                                                                    417             414
                   Furniture  and  equipment                                                    247             222
                   Advertising  and  marketing                                                  420             345
                   Data  processing                                                             197             224
                   Postage  and  supplies                                                       159             139
                   Audits , regulatory  fees  and  assessments                                   84              57
                   Other                                                                        502             493
                   -------------------------------------------------------------------------------------------------
                           Total  noninterest  expenses                                       3,740           3,286
                   -------------------------------------------------------------------------------------------------
                   Income  before  income  taxes                                              1,175             925
                   Provision  for  federal  income  taxes                                       402             316
                   -------------------------------------------------------------------------------------------------
                           Net  income                                                        $ 773           $ 609
--------------------------------------------------------------------------------------------------------------------
                   Net  income  per  common share :  Basic                                   $ 0.46          $ 0.36
                                                     Diluted                                   0.43            0.33
--------------------------------------------------------------------------------------------------------------------

                           See accompanying notes.

Pennsylvania Commerce Bancorp, Inc.                                       Consolidated Statement of Stockholders' Equity (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                           Other
                                            Preferred        Common                      Retained       Comprehensive
( in  thousands )                             Stock          Stock         Surplus       Earnings       Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1998                 $    400       $  1,557       $ 16,728       $  1,546        $    214        $ 20,445
Comprehensive income:
   Net  income                                    --             --             --            609              --             609
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                  --             --             --             --            (447)           (447)
                                                                                                                         --------
Total comprehensive income                                                                                                    162
Dividends declared on preferred stock             --             --             --            (20)             --             (20)
Common stock issued under stock
 option plans                                     --             --             --             --              --              --
Common stock issued under employee
 stock purchase plan                              --             --             --             --              --              --
Proceeds from issuance of common
 stock in connection with dividend
 reinvestment and stock purchase plan             --             --             --             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance : March 31, 1999                         400          1,557         16,728          2,135            (233)         20,587
===================================================================================================================================








-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                           Other
                                            Preferred        Common                      Retained       Comprehensive
( in  thousands )                             Stock          Stock         Surplus       Earnings       Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                 $    400       $  1,644       $ 18,196       $  3,137        $ (2,999)       $ 20,378
Comprehensive income:
   Net  income                                    --             --             --            773              --             773
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                  --             --             --             --              86              86
                                                                                                                         --------
Total comprehensive income                                                                                                    859
Dividends declared on preferred stock             --             --             --            (20)             --             (20)
Common stock issued under stock
 option plans                                     --              4             21             --              --              25
Common stock issued under employee
 stock purchase plan                              --             --              3             --              --               3
Proceeds from issuance of common
 stock in connection with dividend
 reinvestment and stock purchase plan             --              3             55             --              --              58
-----------------------------------------------------------------------------------------------------------------------------------
Balance : March 31, 2000                         400          1,651         18,275          3,890          (2,913)         21,303
===================================================================================================================================

                             See accompanying notes.

Pennsylvania Commerce Bancorp, Inc.                                             Consolidated Statements of Cash Flows (Unaudited)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months Ended
                                                                                                               March 31,
                   ( in  thousands )                                                                     2000           1999
-------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                            $ 773           $ 609
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                           255             180
                       Provision for depreciation and amortization                                         270             281
                       Deferred income taxes                                                              (127)            (75)
                       Amortization of securities premiums and accretion of discounts, net                  52              95
                       Net (gain) on sale of securities available for sale                                   0              (1)
                       Net proceeds from sale of loans                                                   8,325          18,360
                       Loans originated for sale                                                        (5,135)        (14,830)
                       Gain on sales of loans and other real estate owned                                 (111)           (229)
                       Stock granted under stock purchase plan                                               3               0
                       Increase (decrease) in accrued interest receivable and other assets                (339)            277
                       Increase in accrued interest payable and other liabilities                          642           2,475
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                                 4,608           7,142
-------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                    460             671
                      Purchases                                                                         (4,955)         (6,109)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                  1,226           5,845
                      Proceeds from sales                                                                    0           5,357
                      Purchases                                                                              0          (9,112)
                   Proceeds from sale of loans receivable                                                  376               0
                   Net increase in loans receivable                                                    (19,008)        (11,993)
                   Purchases of premises and equipment                                                    (446)           (456)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  (used)  by  investing  activities                                 (22,347)        (15,797)
-------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                 26,765           9,543
                   Net increase (decrease) in time deposits                                             (9,008)          5,435
                   Increase (Decrease) in borrowed money                                                (8,300)              0
                   Proceeds from common stock options exercised                                             25               0
                   Proceeds from common stock purchase and dividend reinvestment plans                      58               0
                   Cash dividends on preferred stock                                                       (20)            (20)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                                 9,520          14,958
                   ------------------------------------------------------------------------------------------------------------
                   (Decrease) increase in cash and cash equivalents                                     (8,219)          6,303
                   Cash and cash equivalents at beginning of year                                       27,490          23,875
                   ------------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                         $ 19,271        $ 30,178
                   ------------------------------------------------------------------------------------------------------------

                                                   See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and it's wholly-owned subsidiary Commerce Bank/Harrisburg, N.A. ("the Bank"). All material intercompany accounts and transactions have been eliminated. Currently, the only asset of the Company is its investment in the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

For further information, refer to the financial statements and footnotes thereto included in the Pennsylvania Commerce Bancorp, Inc., Annual Report for the year ended December 31, 1999.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 21, 2000, the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 18, 2000, to stockholders of record on February 4, 2000. Payment of the stock dividend resulted in the issuance of 78,342 additional common shares and cash of $3,250 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 1999.

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

Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company entered into an agreement to purchase the parcel of land at 1120 Carlisle Road, Camp Hill, Pennsylvania, and is currently constructing a full-service branch office on this land.

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

OVERVIEW

Net income for the quarter increased 27% to $773,000 as compared to $609,000 for the first quarter of 1999 and total revenues increased by 18% to $5.2 million for the quarter. Diluted net income per common share increased 30% to $0.43 from $0.33 per share in the first quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2000). At March 31, 2000, the Company had total assets of $389.9 million, total loans (including loans held for sale) of $236.9 million, and total deposits of $366.3 million.

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

Interest income increased by $1.3 million, or 22%, over the first quarter of 1999. Interest earning assets averaged $343.7 million for the first quarter of 2000 as compared to $295.3 million for the same period in 1999. Approximately $44.9 million, or 93%, of this increase was in average loans outstanding. The yield on earning assets for the first quarter of 2000 was 8.00%, an increase of 34 basis points from the comparable period in 1999.

Interest expense for the first quarter of 2000 increased by $579,000, or 25%, compared to the first quarter of 1999. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $242.7 million during the first quarter of 1999 to $283.2 million during the first quarter of 2000. Average savings deposits increased $20.9 million over first quarter a year ago, average public funds deposits increased $13.9 million and average non interest bearing demand deposits increased by $8.5 million, while average time deposits (excluding public funds) decreased slightly by $2.3 million. The average rate paid on these liabilities for the first quarter of 2000 was 4.07%, an increase of 25 basis points from the comparable period in 1999. The Company's aggregate cost of funds was 3.35% for the first quarter of 2000, an increase of 21 basis points over the prior year.

Net interest income for the first quarter of 2000 increased by $678,000, or 21%, over the same period in 1999. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread increased to 3.93% during the first quarter of 2000 from 3.84% during the same period of the previous year. The net interest margin increased by 12 basis points from 4.52% for the first quarter 1999 to 4.64% during the first quarter of 2000.

Noninterest Income

Noninterest income for the first quarter of 2000 increased by $101,000, or 9%, from the same period in 1999. Recurring core noninterest income increased by 19% from $907,000 in the first quarter of 1999 to $1.1 million for the same period in 2000. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and visa check card transactions.

Included in noninterest income for the first three months of 2000 is nonrecurring income of $101,000 as a result of a $88,000 gain on the sale of student loans and $13,000 income from the sale of Small Business Administration loans. Included in noninterest income for the first three months of 1999 is nonrecurring income of $187,000, comprised of a $106,000 gain on the sale of student loans, net securities gains of $1,000, a $1,000 gain (net of expense) from the sale of Other Real Estate Owned (OREO), and $79,000 income from the sale of Small Business Administration loans.

Noninterest Expenses

For the first quarter of 2000, noninterest expenses increased by $454,000, or 14%, over the same period in 1999. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expense for certain categories for the three months ended March 31, 2000, and March 31, 1999, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $322,000, or 23%, for the first quarter of 2000 over the first quarter of 1999. This increase is consistent with increases in staff levels necessary to handle Company growth from first quarter 1999 to first quarter 2000.

Occupancy and furniture & equipment expenses of $664,000 were $28,000, or 4%, higher for the first quarter of 2000 than for the three months ended March 31, 1999.

Advertising and marketing expenses totaled $420,000 for the three months ended March 31, 2000, an increase of $75,000, or 22%, over the first quarter of 1999. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $197,000 for the first quarter of 2000 were $27,000, or 12%, less than the first quarter of 1999. The majority of the decrease was due to a combination of a refund of $19,000 received for the first quarter check card processing fees and decreased data processing services and proof supplies of $5,000.

Postage and supplies expense of $159,000 represented a $20,000, or 14%, increase from the first quarter of the prior year. This was due to increased usage of stationery and supplies, and postage related to growth in volume of customers and customer transactions.

Audits and regulatory fees increased by $27,000, or 47%, from $57,000 for the first quarter of

1999 to $84,000 for the first quarter of 2000. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits. Another contributing factor for the increase is the additional requirements for reporting necessary for a Bank Holding Company, which was formed on July 1, 1999.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 3.16% for the three months ended March 31, 2000, slightly less than 3.17% for the three months ended March 31, 1999. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended March 31, 2000, the operating efficiency ratio was 73.8% compared to 77.9% for the similar period in 1999.

Provision for Federal Income Taxes

The provision for federal income taxes was $402,000 for the first quarter of 2000 as compared to $316,000 for the same period in 1999. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 34% for the first three months of 1999 and 2000.

Net Income

Net income for the first quarter of 2000 was $773,000, an increase of $164,000, or 27%, over the $609,000 recorded in the first quarter of 1999. The increase was due to an increase in net interest income of $678,000, an increase in noninterest income of $101,000, offset partially by an increase in noninterest expenses of $454,000, an increase of $75,000 in the provision for loan losses, and an increase of $86,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2000, increased to $0.46 per common share for the first quarter of 2000 compared to $0.36 for the same period in 1999. Diluted earnings per common share were $0.43 for the first quarter of 2000 and $0.33 for the same period in 1999.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the first quarter of 2000 was 0.83% as compared to 0.77% for the first quarter of 1999. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2000 was 14.92%, as compared to 12.06% for the first quarter of 1999.

FINANCIAL CONDITION

Securities

During the first three months of 2000, securities available for sale decreased by $1.1 million (net of unrealized appreciation) from $84.6 million at December 31, 1999 to $83.5 million at March 31, 2000 primarily as a result of $1.2 million in principal repayments on mortgage-backed securities and U.S. Government agency securities offset by an unrealized gain of $86,000 in the portfolio.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 5.8 years at March 31, 2000 with a weighted average yield of 6.67%.

During the first three months of 2000, securities held to maturity increased from $29.0 million to $33.5 million primarily as a result of the purchase of $5.0 million in tax-exempt and mortgage-backed securities, offset by principal repayments of $460,000. The securities held in this portfolio include U.S. Government agency securities, tax-exempt, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 6.5 years at March 31, 2000 with a weighted average yield of 6.70%.

Federal funds sold increased by $3.9 million during the first three months of 2000 from $0 at December 31, 1999 to $3.9 million at March 31, 2000. Total securities and federal funds sold aggregated $120.9 million at March 31, 2000, and represented 31% of total assets.

The average yield on the combined securities portfolio for the first three months of 2000 was 6.67%, as compared to 6.50% for the similar period of 1999. The average yield earned on federal funds sold during the first three months of 2000 was 5.79%, up 109 basis points from 4.70% earned during the first three months of 1999. The large increase in the yield on federal funds sold is a result of five 25 basis point increases in this rate by the Federal Reserve Bank between June 30, 1999 and March 21, 2000.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans that the Company originates with the intention of selling in the future. During the first three months of 2000, total loans held for sale decreased by $3.1 million from $5.3 million at December 31, 1999, to $2.2 million at March 31, 2000. The decrease was the result of the sale of $6.5 million of student loans offset by originations of $3.4 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 1999, which remained unchanged at March 31, 2000.

Loans Receivable

During the first three months of 2000, total loans receivable increased by $18.6 million from $216.1 million at December 31, 1999, to $234.8 million at March 31, 2000. Loans receivable represented 64% of total deposits and 60% of total assets at March 31, 2000, as compared to 62% and 57%, respectively, at December 31, 1999.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2000, were $574,000, or 0.15%, of total assets as compared to $696,000, or 0.18%, of total assets at December 31, 1999. Other real estate owned totaled $12,000 at March 31, 2000, the same as December 31, 1999.

The following summary presents information regarding nonperforming loans and assets as of March 31, 2000 and 1999 and the year ended December 31, 1999.

                         Nonperforming Loans and Assets

(dollars in thousands)                          March 31,     December 31,   March 31,
                                                  2000           1999           1999
-------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                        $120           $119           $263
Consumer                                           230            244             44
Real estate:
    Construction                                     0              0             30
    Mortgage                                       212            321            132
-------------------------------------------------------------------------------------
       Total nonaccrual loans                      562            684            469
Restructured loans                                   0              0              0
-------------------------------------------------------------------------------------
       Total nonperforming loans                   562            684            469
Other real estate                                   12             12             12
-------------------------------------------------------------------------------------
       Total nonperforming assets                  574            696            481
-------------------------------------------------------------------------------------
Loans past due 90 days or more                       0             20             77
-------------------------------------------------------------------------------------
          Total nonperforming assets and
          Loans past due 90 days or more          $574           $716           $558
-------------------------------------------------------------------------------------
Nonperforming loans to total loans                0.24%          0.32%          0.26%
Nonperforming assets to total assets              0.15%          0.18%          0.14%
-------------------------------------------------------------------------------------

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses

(dollars in thousands)                                   March 31,        December 31,
                                                           2000               1999
-------------------------------------------------------------------------------------
Balance at beginning of period                           $ 2,841            $ 2,232
Provisions charged to operating expenses                     255                762
-------------------------------------------------------------------------------------
                                                           3,096              2,994
Recoveries of loans previously charged-off:
    Commercial                                                 3                  8
    Consumer                                                   5                  4
    Real estate                                                0                  1
-------------------------------------------------------------------------------------
Total recoveries                                               8                 13
Loans charged-off:
    Commercial                                                 0                150
    Consumer                                                   6                 10
    Real estate                                                0                  6
-------------------------------------------------------------------------------------
Total charged-off                                              6                166
-------------------------------------------------------------------------------------
Net charge-offs (recoveries)                                  (2)               153
-------------------------------------------------------------------------------------
Balance at end of period                                 $ 3,098            $ 2,841
-------------------------------------------------------------------------------------
Net charge-offs (recoveries) as a percentage of
   Average loans outstanding                                0.00%              0.08%

Allowance for loan losses as a percentage of
   Period-end loans                                         1.32%              1.31%
-------------------------------------------------------------------------------------

Deposits

Total deposits at March 31, 2000, were $366.3 million, up $17.8 million, or 5%, over total deposits of $348.5 million at December 31, 1999. The average balances and weighted average rates paid on deposits for the first three months of 2000 and 1999 are presented in the following table.

-------------------------------------------------------------------------------
                                         Three months Ended March 31,
                                         2000                      1999
-------------------------------------------------------------------------------
                                 Average      Average      Average       Average
(dollars in thousands)           Balance       Rate        Balance        Rate
-------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing        $    65,464               $    56,993
    Interest-bearing (money         68,401     2.83%          54,274      2.34%
     market and checking)
Savings                             94,128     3.58           73,235      2.74

Time deposits                      118,081     5.05          114,961      5.08
-------------------------------------------------------------------------------
Total deposits                 $   346,074               $   299,463
-------------------------------------------------------------------------------


Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

An interest rate sensitive asset or liability is one that, within a defined period, either matures or experiences an interest rate change in line with
general  market  interest  rates.  Historically,   the  most  common  method  of
estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

Management believes the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

The Company's income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a proportionate 200 basis point change during the next year, with rates remaining constant in the second year.

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At March 31, 2000, the Company's income simulation model indicates changes in net income in the first year and over a two year time frame, respectively would be well within the acceptable limits per the policies as established by the Company's ALCO if rates increased or decreased as described above.


Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2000, the total potential liquidity for the Company through these secondary sources was $139 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2000, stockholders' equity totaled $21.3 million, up 4.5% over stockholders' equity of $20.4 million at December 31, 1999. Stockholders' equity at March 31, 2000 included $2.9 million in unrealized depreciation, net of income taxes, on securities available for sale. Excluding this unrealized depreciation, gross stockholders' equity increased by $839,000 from $23.4 million at December 31, 1999, to $24.2 million at March 31, 2000 due principally to retained net income.

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

The table below provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

=====================================================================================================
                                   March 31,   December 31,    For Capital  To Be Well Capitalized
                                      2000          1999          Adequacy         Under Prompt
                                                                  Purposes      Corrective Action
                                                                                   Provisions
-----------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:

Tier 1                                9.33%           9.91%          4.00%           6.00%

Total                                10.52           11.12           8.00           10.00

Leverage Total                        6.46            6.28           4.00            5.00

=====================================================================================================

At March 31, 2000,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.

Year 2000

Over the past two years, the Company has described and reported on the progress of its plans to be ready for the Year 2000 date change. In 1999, the Company completed all necessary remediation and testing of systems. As a result of the detailed planning and implementation efforts, we are pleased to report the Company experienced no disruptions in mission critical or non-mission critical information and technology systems, and believe those systems successfully responded to the Year 2000 date change. The Company is not aware of any problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties (including loan and deposit customers). The total cost of the entire Year 2000 compliance process, including internal and external personnel and any required hardware or software modifications was approximately $100,000.

Forward-Looking Statements

The Company may, from time to time, make written or oral "forward-looking statements, " including statements contained in the Company's filings with the Securities and Exchange Commission (including the annual report and Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words may, could, should, would, believe, anticipate, estimate, expect, intend, plan, and similar expressions are intended to identify forward-looking statements. The following factors, among others could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policy, including interest rate policies of the Board of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance); technological changes; future acquistions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.


The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The  Company's  exposure  to market  risk has not  changed  significantly  since
December 31, 1999. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is also subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share.............................Exhibit 11

Financial Data Schedule.........................................Exhibit 27

(b.) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Exhibit 11.                       Pennsylvania Commerce Bancorp, Inc.
                          Consolidated Computation of Net Income Per Share
---------------------------------------------------------------------------------------------------
                                For the Quarter Ended March 31, 2000
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                     (Numerator)      (Denominator)      Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income                                                 $773,000
Preferred stock dividends                                  (20,000)
                                                           --------
Income available to common stockholders                     753,000         1,648,773        $0.46
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
Stock Options                                                                 105,318
                                                                              -------
Diluted Earnings Per Share
Income available to common stockholders plus
assumed conversions                                        $753,000         1,756,667        $0.43
---------------------------------------------------------------------------------------------------
                               For the Quarter Ended March 31, 1999
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                     (Numerator)      (Denominator)      Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Net income                                                 $609,000
Preferred stock dividends                                  (20,000)
                                                           --------
Income available to common stockholders                     589,000         1,635,244        $0.36
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities
Stock Options                                                                 133,784
                                                                              -------
Diluted Earnings Per Share
Income available to common stockholders plus
assumed conversions                                        $589,000         1,769,028        $0.33
---------------------------------------------------------------------------------------------------

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)






        5/12/00                                    /s/ James T. Gibson
-------------------------              --------------------------------------
         (Date)                                      James T. Gibson
                                                      President/CEO




        5/12/00                                      /s/ Mark A. Zody
-------------------------              --------------------------------------
         (Date)                                        Mark A. Zody
                                                 Executive Vice President
                                                 Chief Financial Officer