Form 10-Q
period 2000-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2000-08-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
                                             -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 333-78445
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                         25-1834776
-------------------------------------              -----------------------------
  (State or other jurisdiction of                   (IRS Employer Identification
  incorporation or organization)                               Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
                 ----------------------------------------------
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              --------       ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,652,608 Common shares outstanding at 7/31/00

           Transitional Small Business Disclosure Format (check one):

                               Yes           No   X
                                    ----        -----

                       PENNSYLVANIA COMMERCE BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         June 30, 2000, and December 31, 1999

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended June 30, 2000 and June 30, 1999
         Six months ended June 30, 2000 and June 30, 1999

         Consolidated Statement of Stockholders' Equity  (Unaudited)...........5
         Six months ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Six months ended June 30, 2000, and June 30, 1999

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 4.  Submission of Matters to a Vote of Securities Holders................20

Item 6a. Exhibits
         Exhibit 11...........................................................20
         Exhibit 27...........................................................20

Item 6b. Reports on Form 8-K..................................................20

         Signatures...........................................................22

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

=============================================================================================================================

                                                                                                June 30,          December 31,
                   ( in thousands, except share amounts)                                          2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 15,093            $ 27,490
                   Federal funds sold                                                             14,050                   0
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 29,143              27,490
                   Securities, available for sale at fair value                                   81,370              84,652
                   Securities, held to maturity at cost
                     (fair value 2000: $31,466;  1999: $27,877 )                                  32,875              29,039
                   Loans, held for sale
                     (fair value 2000: $2,157;  1999: $5,380 )                                     2,134               5,301
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      115,513             101,550
                        Construction and land development                                         25,403              18,458
                        Residential mortgage                                                      38,523              34,681
                        Tax-exempt                                                                   805                 342
                     Commercial business                                                          24,839              21,228
                     Consumer                                                                     26,327              22,764
                     Lines of credit                                                              21,479              17,082
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 252,889             216,105
                   Less:  Allowance for loan losses                                                3,278               2,841
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     249,611             213,264
                   Premises and equipment, net                                                    15,747              14,408
                   Accrued interest receivable                                                     2,337               2,105
                   Other assets                                                                    3,525               2,654
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 416,742           $ 378,913
=============================================================================================================================
Liabilities        Deposits :
                     Noninterest-bearing                                                        $ 74,616            $ 69,495
                     Interest-bearing                                                            312,910             279,051
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           387,526             348,546
                   Accrued interest payable                                                          686                 567
                   Other liabilities                                                               1,686               1,122
                   Trust preferred securities                                                      5,000                   0
                   Other borrowed money                                                                0               8,300
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        394,898             358,535
-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value;  1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                         400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2000:  1,652,608;  1999:  1,644,523               1,653               1,644
                   Surplus                                                                        18,320              18,196
                   Retained earnings                                                               4,733               3,137
                   Accumulated other comprehensive income (loss)                                  (3,262)             (2,999)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                21,844              20,378
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 416,742           $ 378,913
=============================================================================================================================

                                                   See accompanying notes .

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                 Three Months                   Six Months
                                                                                Ended June 30,                 Ended June 30,
                                                                        ---------------------------------------------------------
                   (in thousands, except per share amounts)                  2000             1999           2000           1999
---------------------------------------------------------------------------------------------------------------------------------
Interest           Loans receivable, including fees:
Income                 Taxable                                            $ 5,441          $ 3,926       $ 10,306       $  7,704
                       Tax - exempt                                            10                5             20             10
                   Securities :
                       Taxable                                              1,963            1,853          3,906          3,525
                       Tax - exempt                                            14                0             16              0
                   Federal funds sold                                         126              139            144            265
                   --------------------------------------------------------------------------------------------------------------
                           Total interest income                            7,554            5,923         14,392         11,504
---------------------------------------------------------------------------------------------------------------------------------

Interest           Deposits                                                 3,256            2,358          6,082          4,639
Expense            Other                                                       29                2             66              5
                   --------------------------------------------------------------------------------------------------------------
                           Total interest expense                           3,285            2,360          6,148          4,644
                   --------------------------------------------------------------------------------------------------------------
                   Net interest income                                      4,269            3,563          8,244          6,860
                   Provision for loan losses                                  255              190            510            370
                   --------------------------------------------------------------------------------------------------------------
                           Net interest income after provision
                              for loan losses                               4,014            3,373          7,734          6,490
---------------------------------------------------------------------------------------------------------------------------------

Noninterest        Service charges and other fees                           1,128              860          2,104          1,647
Income             Other operating income                                     108               90            215            167
                   Gain on sale of securities available for sale                0                0              0              1
                   Gain on sale of loans                                       87               59            199            287
                   --------------------------------------------------------------------------------------------------------------
                           Total  noninterest  income                       1,323            1,009          2,518          2,102
---------------------------------------------------------------------------------------------------------------------------------

Noninterest        Salaries and employee benefits                           1,860            1,553          3,574          2,945
Expenses           Occupancy                                                  427              407            844            821
                   Furniture and equipment                                    232              232            479            454
                   Advertising and marketing                                  420              345            840            690
                   Data processing                                            272              229            469            453
                   Postage and supplies                                       163              119            322            258
                   Audits, regulatory fees and assessments                     86               48            170            105
                   Other                                                      570              483          1,072            975
                   --------------------------------------------------------------------------------------------------------------
                           Total noninterest expenses                       4,030            3,416          7,770          6,701
                   --------------------------------------------------------------------------------------------------------------
                   Income before income taxes                               1,307              966          2,482          1,891
                   Provision for federal income taxes                         444              330            846            646
                   --------------------------------------------------------------------------------------------------------------
                           Net income                                     $   863          $   636       $  1,636       $  1,245
---------------------------------------------------------------------------------------------------------------------------------
                   Net income per common share: Basic                     $  0.51          $  0.37       $   0.97       $   0.74
                                                Diluted                      0.48             0.35           0.91           0.68
=================================================================================================================================

                                                    See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other
                                                   Preferred      Common                  Retained     Comprehensive
( in  thousands )                                    Stock        Stock       Surplus     Earnings     Income (Loss)    Total
-------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1998                          $ 400      $ 1,557     $ 16,728      $ 1,546           $ 214     $ 20,445

Comprehensive income:
   Net income                                            -            -            -        1,245               -        1,245
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                         -            -            -            -          (2,111)      (2,111)
                                                                                                                      ---------
Total comprehensive income                                                                                                (866)

Dividends declared on preferred stock                    -            -            -          (40)              -          (40)

Common stock issued under stock option plans             -            3           45            -               -           48
-------------------------------------------------------------------------------------------------------------------------------
Balance : June 30, 1999                              $ 400      $ 1,560     $ 16,773      $ 2,751        $ (1,897)    $ 19,587
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         Other
                                                   Preferred      Common                  Retained    Comprehensive
( in  thousands )                                    Stock        Stock       Surplus     Earnings    Income (Loss)     Total
-------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                          $ 400      $ 1,644     $ 18,196      $ 3,137        $ (2,999)    $ 20,378

Comprehensive income:
   Net income                                            -            -            -        1,636               -        1,636
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                         -            -            -            -            (263)        (263)
                                                                                                                      ---------
Total comprehensive income                                                                                               1,373

Dividends declared on preferred stock                    -            -            -          (40)              -          (40)

Common stock issued under stock option plans             -            4           21            -               -           25

Income tax benefit of stock options exercised            -            -           19            -               -           19

Common stock issued under employee stock purchase plan   -            -            3            -               -            3

Proceeds from issuance of common stock
in connection with dividend reinvestment
and stock purchase plan                                  -            5           81            -               -           86
-------------------------------------------------------------------------------------------------------------------------------
Balance : June 30, 2000                              $ 400      $ 1,653     $ 18,320      $ 4,733        $ (3,262)    $ 21,844
-------------------------------------------------------------------------------------------------------------------------------

                                                    See accompanying notes .

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended
                                                                                                              June 30,
                   ( in  thousands )                                                                    2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                        $ 1,636         $ 1,245
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                         510             370
                       Provision for depreciation and amortization                                       554             569
                       Deferred income taxes                                                            (194)            (94)
                       Amortization of securities premiums and accretion of discounts, net               100             178
                       Net (gain) on sale of securities available for sale                                 0              (1)
                       Net proceeds from sale of loans                                                11,629          30,159
                       Loans originated for sale                                                      (8,356)        (26,673)
                       Gain on sales of loans and other real estate owned                               (199)           (289)
                       Stock granted under stock purchase plan                                             3               0
                       Increase (decrease) in accrued interest receivable and other assets              (753)            122
                       Increase in accrued interest payable and other liabilities                        683             796
                   ----------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                               5,613           6,382
-----------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                1,109           1,359
                      Purchases                                                                       (4,955)        (15,135)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                2,951           8,401
                      Proceeds from sales                                                                  0           5,357
                      Purchases                                                                         (158)        (11,637)
                   Proceeds from sale of loans receivable                                                455           2,534
                   Net increase in loans receivable                                                  (37,220)        (29,626)
                   Purchases of premises and equipment                                                (1,893)           (593)
                   ----------------------------------------------------------------------------------------------------------
                          Net  cash  (used)  by  investing  activities                               (39,711)        (39,340)
-----------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                               27,703          15,228
                   Net increase (decrease) in time deposits                                           11,277          15,028
                   Proceeds from issuance of Trust Preferred Securities                                5,000               0
                   Increase (Decrease) in borrowed money                                              (8,300)              0
                   Proceeds from common stock options exercised                                           25              48
                   Proceeds from common stock purchase and dividend reinvestment plans                    86               0
                   Cash dividends on preferred stock                                                     (40)            (40)
                   ----------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                              35,751          30,264
                   ----------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                                    1,653          (2,694)
                   Cash and cash equivalents at beginning of year                                     27,490          23,875
                   ----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                       $ 29,143         $21,181
                   ==========================================================================================================

                                                  See accompanying notes .

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries
Commerce Bank/Harrisburg, N.A. ("the Bank") and Commerce Capital Harrisburg Trust I. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Recently Issued FASB Statement

In June 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Statement No. 138 adds to the guidance of Statement No. 133. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

The Company has entered into a land lease for the premises located in the East Penn Center, on Wertzville Road in East Pennsboro Township, Cumberland County, Pennsylvania. The Company intends to construct a full-service branch office on this land in the year 2000. The land lease commenced June 26, 2000 and has an initial term of 20 years. In addition, the Company has an option to renew the land lease for four additional 5-year terms. Initial annual rent payments equal $55,000 and will commence the month after final township approvals are complete. Rent is subject to change on terms set forth in the lease agreement.

The Company has also amended an existing lease (originally dated February 1996) at the Operations Center located at 3 Crossgate Drive, Mechanicsburg, Pennsylvania. The amendment expands the square footage under this lease from 3,300 square feet to 5,453 square feet. The initial term of this lease was three years with three 3-year renewal options. The Company exercised its option to renew the lease for the first 3-year renewal period in 1999. The amendment will become effective September 1, 2000 and has the same terms and options as the original lease. In addition, the Company has an option to renew the building lease for four additional 2-year terms. Additional annual rent payments equal $24,760 and will commence on 9/1/00. Rent is subject to change on terms set forth in the agreement.

Note 4.  TRUST CAPITAL SECURITIES

On June 15, 2000, the Company issued $5.0 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were earmarked for additional capitalization of Commerce Bank/Harrisburg, N.A., the Company's wholly-owned banking subsidiary. All $5.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

OVERVIEW

Net income for the quarter increased 36% to $863,000 as compared to $636,000 for the second quarter of 1999 and total revenues increased by 22% to $5.6 million for the quarter. Diluted net income per common share increased 37% to $0.48 from $0.35 per share in the second quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2000). At June 30, 2000, the Company had total assets of $416.7 million, total loans (including loans held for sale) of $255.0 million, and total deposits of $387.5 million.

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

Interest income increased by $1.6 million, or 28%, over the second quarter of 1999. Interest earning assets averaged $371.7 million for the second quarter of 2000 as compared to $312.7 million for the same period in 1999. Approximately $58.8 million, or 99%, of this increase was in average loans outstanding. The yield on earning assets for the second quarter of 2000 was 8.17%, an increase of 55 basis points over the comparable period in 1999.

Interest expense for the second quarter of 2000 increased by $925,000, or 39%, compared to the second quarter of 1999. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $251.8 million during the second quarter of 1999 to $306.2 million during the second quarter of 2000. Average savings deposits increased $28.6 million over second quarter a year ago, average public funds deposits increased $25.6 million and average noninterest bearing demand deposits increased by $5.5 million, while average time deposits (excluding public funds) decreased by $8.3 million. The average rate paid on these liabilities for the second quarter of 2000 was 4.31%, an increase of 56 basis points from the comparable period in 1999. The Company's aggregate cost of funds was 3.55% for the second quarter of 2000, an increase of 51 basis points over the prior year.

Net interest income for the second quarter of 2000 increased by $706,000, or 20%, over the same period in 1999. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.86% during the second quarter of 2000 compared to 3.87% during the same period of the previous year. The net interest margin increased by 4 basis points from 4.58% for the second quarter 1999 to 4.62% during the second quarter of 2000.

For the six months ended June 30, 2000, interest income increased by $2.9 million, or 25%, over the same period in 1999. As with the second quarter, the increase for the first six months was mostly related to the volume increases in the level of average loans outstanding along with the increase in the level of yields earned on those assets. Interest earning assets for the first six months of 2000 averaged $358.0 million versus $304.1 million for the comparable period in 1999. The yield on those assets increased to 8.08% during the first half of 2000, from 7.63% for the first half of 1999.

Interest expense for the first six months of 2000 totaled $6.1 million, an increase of $1.5 million, or 32%, over the first six months of 1999. The level of average interest-bearing liabilities increased from $247.3 million for the first half of 1999 to $294.7 million for the first six months of 2000. The Company's cost of funds for the first half of 2000 was 3.45%, up 37 basis points from 3.08% for the comparable period in the prior year.

Net interest income for the first six months of 2000 increased by $1.4 million, or 20%, over the same period in 1999. The Company's net interest margin increased to 4.63% for the first six months of 2000, from 4.55% for the first half of 1999.

Noninterest Income

Noninterest income for the second quarter of 2000 increased by $314,000, or 31%, from the same period in 1999. Recurring core noninterest income increased by 24% from $1.0 million in the second quarter of 1999 to $1.2 million for the same period in 2000. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first six months of 2000 is nonrecurring income of $179,000 as a result of an $87,000 gain on the sale of student loans and $92,000 gain from the sale of Small Business Administration loans. Included in noninterest income for the first six months of 1999 is nonrecurring income of $202,000, comprised of a $106,000 gain on the sale of student loans, net securities gains of $1,000, and $95,000 income from the sale of Small Business Administration loans. Excluding these transactions, recurring core noninterest income for the first six months of 2000 totaled $2.3 million as compared to $1.9 million for the first half of 1999, an increase of 23%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2000, noninterest expenses increased by $614,000, or 18%, over the same period in 1999. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening one branch office in June 2000. A comparison of noninterest expense for certain categories for the three months ended June 30, 2000, and June 30, 1999, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $307,000, or 20%, for the second quarter of 2000 over the second quarter of 1999. This increase is consistent with increases in staff levels necessary to handle Company growth from second quarter 1999 to second quarter 2000, including the additional staff of the branch office opened in June 2000.

Occupancy and furniture & equipment expenses of $659,000 were $20,000, or 3%, higher for the second quarter of 2000 than for the three months ended June 30, 1999.

Advertising and marketing expenses totaled $420,000 for the three months ended June 30, 2000, an increase of $75,000, or 22%, over the second quarter of 1999. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $272,000 for the second quarter of 2000 were $43,000, or 19%, more than the second quarter of 1999. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts), and the costs associated with the increase in volume of users of our Home Banking product which is offered to our customers at no charge.

Postage and supplies expense of $163,000 represented a $44,000, or 37%, increase from the second quarter of the prior year. This was due to increased usage of stationery and supplies, and postage related to growth in volume of customers and customer transaction statements.

Audits and regulatory fees increased by $38,000, or 79%, from $48,000 for the second quarter of 1999 to $86,000 for the second quarter of 2000. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits. Another contributing factor for the increase is the additional requirements for reporting necessary for the Bank Holding Company, which was formed on July 1, 1999.

Other noninterest expenses increased by $87,000, or 18%, for the three-month period ended June 30, 2000, as compared to the same period in 1999. The increase includes higher provisions for non-credit related losses, an increase in customer/employee relations and entertainment expenses, and costs associated with processing coin for Penny Arcade Coin counters, installed in first and second quarters of 2000, which is offered at no charge to our customers.

For the first six months of 2000, total noninterest expenses increased by $1.1 million, or 16% over the comparable period in 1999. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $629,000, or 21%, over the first six months of 1999. The increase was due to normal salary adjustments and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 238 at June 30, 1999 to 269 at June 30, 2000.

Occupancy and furniture & equipment expenses for the first six months of 2000 were $48,000, or 4%, higher for the second half of 2000 over the similar period in 1999.

Advertising and marketing expenses totaled $840,000 for the first six months ended June 30, 2000, an increase of $150,000, or 22%, over the first half of 1999. This increase was primarily the result of advertising in multiple markets. These markets will continue to expand as the branch network grows.

Data processing expenses increased $16,000, or 4%, for the first six months of 2000 as compared to the first half of 1999. The increase in data processing is the result of increased costs associated with processing higher volumes of customer transactions (due to growth in number of accounts), and the costs associated with the increase in volume of users of our Home Banking product.

Postage and office supplies increased $64,000, or 25%, over the first six months of 1999. The increase in postage expenses resulted from the growth in number of account statements mailed to customers. The increase in supplies expense is a result of increased usage of such items related to additional staff levels as well as an increase in the number of accounts serviced.

Other noninterest expenses for the first six months of 2000 were $1.1 million compared to $975,000 for the similar period in 1999. Loan expenses increased $18,000 over the first six months in 1999, as result of an increase in volume of the loan portfolio. The remaining increase was associated with other general costs over similar expenses during the first six months of 1999.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.77% for the three months ended June 30, 2000, slightly less than 2.83% for the three months ended June 30, 1999, and 2.81% for the first six months of 2000 compared to 2.91% for the comparable period in 1999. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2000, the operating efficiency ratio was 73.10% compared to 74.63% for the similar period in 1999. For the six months ended June 30, 2000, this ratio was 73.42% compared to 76.46% for the six months ended June 30, 1999.

Provision for Federal Income Taxes

The provision for federal income taxes was $444,000 for the second quarter of 2000 as compared to $330,000 for the same period in 1999. For six months ended June 30, the provision was $846,000 and $646,000 for 2000 and 1999 respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 34% for the first six months of 1999 and 2000.

Net Income

Net income for the second quarter of 2000 was $863,000, an increase of $227,000, or 36%, over the $636,000 recorded in the second quarter of 1999. The increase was due to an increase in net interest income of $706,000, an increase in noninterest income of $314,000, offset partially by an increase in noninterest expenses of $614,000, an increase of $65,000 in the provision for loan losses, and an increase of $114,000 in the provision for income taxes.

Net income for the first six months of 2000 was $1.6 million as compared to $1.2 million recorded in the first six months of 1999. The increase was due to an increase in net interest income of $1.4 million, an increase in noninterest income of $416,000, offset partially by an increase in noninterest expenses of $1.1 million, an increase of $140,000 in the provision for loan losses, and an increase of $200,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2000, increased to $0.51 per common share for the second quarter of 2000 compared to $0.37 for the same period in 1999. Diluted earnings per common share were $0.48 for the second quarter of 2000 and $0.35 for the same period in 1999.

Basic earnings per common share, for the first six months of the year, after adjusting for a 5% common stock dividend paid in February 2000, increased to $0.97 per common share as compared to $0.74 per common share for the first half of 1999. Diluted earnings per common share were $0.91 for the first half of 2000 and $0.68 for the same period in 1999.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the second quarter of 2000 was 0.86% as compared to 0.75% for the second quarter of 1999. The ROA for the first six months of 2000 and 1999 was 0.85% and 0.76%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2000 was 16.36%, as compared to 12.48% for the second quarter of 1999. The annualized ROE for the first six months of 2000 was 15.82%, as compared to 12.28% for the first six months of 1999.



FINANCIAL CONDITION

Securities

During the first six months of 2000, securities available for sale decreased by $3.2 million (net of unrealized depreciation) from $84.6 million at December 31, 1999 to $81.4 million at June 30, 2000 primarily as a result of $3.0 million in principal repayments on mortgage-backed securities and U.S. Government agency securities.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 7.6 years at June 30, 2000 with a weighted average yield of 6.64%.

During the first six months of 2000, securities held to maturity increased from $29.0 million to $32.9 million primarily as a result of the purchase of $5.0 million in tax-exempt and mortgage-backed securities, offset by principal repayments of $1.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 7.1 years at June 30, 2000 with a weighted average yield of 6.65%.

Federal funds sold increased by $14.1 million during the first six months of 2000 from $0 at December 31, 1999. Total securities and federal funds sold aggregated $128.3 million at June 30, 2000, and represented 31% of total assets.

The average yield on the combined securities portfolio for the first six months of 2000 was 6.64%, as compared to 6.38% for the similar period of 1999. The average yield earned on federal funds sold during the first six months of 2000 was 6.18%, up 154 basis points from 4.64% earned during the first six months of 1999. The large increase in the yield on federal funds sold is a result of five 25 basis point increases and one 50 basis point increase in this rate by the Federal Reserve Bank between June 30, 1999 and May 16, 2000.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans that the Company originates with the intention of selling in the future. During the first six months of 2000, total loans held for sale decreased by $3.2 million from $5.3 million at December 31, 1999, to $2.1 million at June 30, 2000. The decrease was the result of the sale of $6.5 million of student loans and the sale of $5.0 million of residential loans, offset by originations of $8.3 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 1999 and .5% at June 30, 2000.

Loans Receivable

During the first six months of 2000, total loans receivable increased by $36.8 million from $216.1 million at December 31, 1999, to $252.9 million at June 30, 2000. Loans receivable represented 65% of total deposits and 61% of total assets at June 30, 2000, as compared to 62% and 57%, respectively, at December 31, 1999.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2000, were $526,000, or 0.13%, of total assets as compared to $696,000, or 0.18%, of total assets at December 31, 1999. Other real estate owned totaled $12,000 at June 30, 2000, the same as December 31, 1999.

The following summary presents information regarding nonperforming loans and assets as of June 30, 2000 and 1999 and December 31, 1999.

                           Nonperforming Loans and Assets
-----------------------------------------------------------------------------------------------
(dollars in thousands)                          June 30,       December 31,        June 30,
                                                  2000             1999              1999
-----------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $         120       $      119     $          35
Consumer                                                 180              244                63
Real estate:
    Construction                                           0                0                30
    Mortgage                                             214              321               132
-----------------------------------------------------------------------------------------------
       Total nonaccrual loans                            514              684               260
Restructured loans                                         0                0                 0
-----------------------------------------------------------------------------------------------
       Total nonperforming loans                         514              684               260
Other real estate                                         12               12                92
-----------------------------------------------------------------------------------------------
       Total nonperforming assets                        526              696               352
-----------------------------------------------------------------------------------------------
Loans past due 90 days or more                             0               20                 0
-----------------------------------------------------------------------------------------------
       Total nonperforming assets and
         Loans past due 90 days or more        $         526        $     716     $         352
-----------------------------------------------------------------------------------------------

Nonperforming loans to total loans                     0.20%            0.32%             0.13%
Nonperforming assets to total assets                   0.13%            0.18%             0.10%
===============================================================================================

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
-----------------------------------------------------------------------------------------------
(dollars in thousands)                                            June 30,         December 31,
                                                                    2000               1999
-----------------------------------------------------------------------------------------------
Balance at beginning of period                                 $      2,841       $     2,232
Provisions charged to operating expenses                                510               762
-----------------------------------------------------------------------------------------------
                                                                      3,351             2,994
Recoveries of loans previously charged-off:
    Commercial                                                            4                 8
    Consumer                                                              7                 4
    Real estate                                                           0                 1
-----------------------------------------------------------------------------------------------
Total recoveries                                                         11                13
Loans charged-off:
    Commercial                                                            0               150
    Consumer                                                             84                10
    Real estate                                                           0                 6
-----------------------------------------------------------------------------------------------
Total charged-off                                                        84               166
-----------------------------------------------------------------------------------------------
Net charge-offs                                                          73               153
-----------------------------------------------------------------------------------------------
Balance at end of period                                       $      3,278       $     2,841
-----------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                          0.03%             0.08%
Allowance for loan losses as a percentage of
   Period-end loans                                                   1.30%             1.31%
===============================================================================================

Deposits

Total deposits at June 30, 2000, were $387.5 million, up $39.0 million, or 11%, over total deposits of $348.5 million at December 31, 1999. The average balances and weighted average rates paid on deposits for the first six months of 2000 and 1999 are presented in the following table.

----------------------------------------------------------------------------------------------
                                                       Six months Ended June 30,
                                                    2000                      1999
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $    68,187               $    61,249
    Interest-bearing (money
      market and checking)                     69,319     2.88%           54,323     2.32%
Savings                                        99,133     3.77            74,372     2.80
Time deposits                                 124,446     5.22           118,406     5.08
----------------------------------------------------------------------------------------------
Total deposits                            $   361,085               $   308,350
==============================================================================================

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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At June 30, 2000, the Company's income simulation model indicates net income would increase 2.8% and 4.6% in the first year and over a two year time frame, respectively, if rates decreased as described above, as compared to an increase of 2.2% and 2.3%, respectively, at June 30, 1999. The model projects that net income would decrease by 1.9% and 1.45% in the first year and over a two year time frame, respectively, if rates increased as described above, as compared to a decrease of 6.7% and 7.8%, respectively, at June 30, 1999. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2000, the total potential liquidity for the Company through these secondary sources was $141 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At June 30, 2000, stockholders' equity totaled $21.8 million, up 7.2% over stockholders' equity of $20.4 million at December 31, 1999. Stockholders' equity at June 30, 2000 included $3.3 million in unrealized depreciation, net of income taxes, on securities available for sale. Excluding this unrealized depreciation, gross stockholders' equity increased by $1.7 million from $23.4 million at December 31, 1999, to $25.1 million at June 30, 2000 due principally to retained net income.

On June 15, 2000, the Company issued $5.0 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly-owned banking subsidiary, to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

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

The table below provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                                                                                        Under Prompt
                                        June 30,        December 31,      For Capital Adequacy        Corrective Action
                                           2000             1999                Purposes                 Provisions
---------------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:
         Tier 1                           10.66%             9.91%                 4.00%                    6.00%
         Total                            11.82             11.12                  8.00                    10.00
         Leverage Total                    7.45              6.28                  4.00                     5.00
---------------------------------------------------------------------------------------------------------------------------

At June 30,  2000,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.

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

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words may, could, should, would, believe, anticipate, estimate, expect, intend, plan, and similar expressions are intended to identify forward-looking statements. The following factors, among others could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policy, including interest rate policies of the Board of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.


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

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Company's Shareholders was held on May 19, 2000. The items of business approved by the shareholders at the Annual Meeting were (i) the election of eight directors for one-year terms, and (ii) the approval of the 2001 Directors' Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share..................................Exhibit 11

Financial Data Schedule..............................................Exhibit 27



(b.) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        8/10/00                          /s/ James T. Gibson
-------------------------        --------------------------------------
         (Date)                            James T. Gibson
                                            President/CEO




        8/10/00                            /s/ Mark A. Zody
-------------------------        --------------------------------------
         (Date)                              Mark A. Zody
                                       Executive Vice President
                                       Chief Financial Officer