Form 10-Q
period 2000-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2000-11-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
                                          ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                            Commission File 333-78445
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                      25-1834776
------------------------------------               -----------------------------
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

                          Yes    X         No
                               -----          -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,655,727  Common  shares outstanding at 10/25/00
-------------------------------------------------

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         September 30, 2000, and December 31, 1999

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended September 30, 2000 and September 30, 1999
         Nine months ended September 30, 2000 and September 30, 1999

         Consolidated Statement of Stockholders' Equity  (Unaudited)...........5
         Nine months ended September 30, 2000 and September 30, 1999

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Nine months ended September 30, 2000, and September 30, 1999

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 6a. Exhibits
         Exhibit 11...........................................................20
         Exhibit 27...........................................................20

Item 6b. Reports on Form 8-K..................................................20

         Signatures...........................................................22

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                           September 30,          December 31,
                   (in thousands, except share amounts)                                        2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                  $ 16,179                $ 27,490
                   Federal funds sold                                                         16,525                       0
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                             32,704                  27,490
                   Securities, available for sale at fair value                               93,528                  84,652
                   Securities, held to maturity at cost
                     (fair value 2000: $31,324;  1999: $27,877 )                              32,177                  29,039
                   Loans, held for sale
                     (fair value 2000: $4,369;  1999: $5,380 )                                 4,309                   5,301
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                  123,632                 101,550
                        Construction and land development                                     29,381                  18,458
                        Residential mortgage                                                  40,964                  34,681
                        Tax-exempt                                                             3,324                     342
                     Commercial business                                                      29,265                  21,228
                     Consumer                                                                 28,365                  22,764
                     Lines of credit                                                          23,798                  17,082
                   ----------------------------------------------------------------------------------------------------------
                                                                                             278,729                 216,105
                   Less:  Allowance for loan losses                                            3,518                   2,841
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                 275,211                 213,264
                   Premises and equipment, net                                                15,407                  14,408
                   Accrued interest receivable                                                 2,544                   2,105
                   Other assets                                                                3,060                   2,654
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                     $458,940               $ 378,913
=============================================================================================================================

Liabilities        Deposits :
                     Noninterest-bearing                                                    $ 77,956                $ 69,495
                     Interest-bearing                                                        349,392                 279,051
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                       427,348                 348,546
                   Accrued interest payable                                                      712                     567
                   Other liabilities                                                           1,725                   1,122
                   Trust preferred securities                                                  5,000                       0
                   Other borrowed money                                                            0                   8,300
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                    434,785                 358,535
-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value;  1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                     400                     400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2000:  1,655,727;  1999:  1,644,523           1,656                   1,644
                   Surplus                                                                    18,388                  18,196
                   Retained earnings                                                           5,727                   3,137
                   Accumulated other comprehensive income (loss)                              (2,016)                 (2,999)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                            24,155                  20,378
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                      $ 458,940               $ 378,913
=============================================================================================================================

                                                   See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Three Months                 Nine Months
                                                                                     Ended September 30,        Ended September 30,
                                                                                ----------------------------------------------------
                  (in thousands, except per share amounts)                          2000            1999        2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Interest     Loans receivable, including fees:
Income           Taxable                                                            $ 6,078       $ 4,431     $ 16,384      $12,135
                 Tax - exempt                                                            41             5           61           15
             Securities :
                 Taxable                                                              2,036         1,917        5,942        5,442
                 Tax - exempt                                                            14             0           30            0
             Federal funds sold                                                         296            71          440          336
             -----------------------------------------------------------------------------------------------------------------------
                     Total interest income                                            8,465         6,424       22,857       17,928
------------------------------------------------------------------------------------------------------------------------------------

Interest     Deposits                                                                 3,801         2,519        9,883        7,158
Expense      Other                                                                      138             9          204           14
             -----------------------------------------------------------------------------------------------------------------------
                     Total interest expense                                           3,939         2,528       10,087        7,172
             -----------------------------------------------------------------------------------------------------------------------
             Net interest income                                                      4,526         3,896       12,770       10,756
             Provision for loan losses                                                  255           232          765          602
             -----------------------------------------------------------------------------------------------------------------------
                     Net interest income after provision for loan losses              4,271         3,664       12,005       10,154
------------------------------------------------------------------------------------------------------------------------------------

Noninterest  Service charges and other fees                                           1,187           908        3,291        2,555
Income       Other operating income                                                     109            97          324          264
             Gain on sale of securities available for sale                                0             0            0            1
             Gain on sale of loans                                                      150           332          349          619
             -----------------------------------------------------------------------------------------------------------------------
                     Total noninterest income                                         1,446         1,337        3,964        3,439
------------------------------------------------------------------------------------------------------------------------------------

Noninterest  Salaries and employee benefits                                           1,939         1,583        5,513        4,528
Expenses     Occupancy                                                                  460           425        1,304        1,246
             Furniture and equipment                                                    293           244          772          698
             Advertising and marketing                                                  363           345        1,203        1,035
             Data  processing                                                           246           244          715          697
             Postage and supplies                                                       170           120          492          378
             Audits, regulatory fees and assessments                                     89            33          259          138
             Other                                                                      671           604        1,743        1,579
             -----------------------------------------------------------------------------------------------------------------------
                     Total noninterest expenses                                       4,231         3,598       12,001       10,299
             -----------------------------------------------------------------------------------------------------------------------
             Income before income taxes                                               1,486         1,403        3,968        3,294
             Provision for federal income taxes                                         472           480        1,318        1,126
             -----------------------------------------------------------------------------------------------------------------------
                     Net income                                                     $ 1,014         $ 923      $ 2,650      $ 2,168
------------------------------------------------------------------------------------------------------------------------------------
             Net income per common share:  Basic                                     $ 0.60        $ 0.55       $ 1.57       $ 1.29
                                           Diluted                                     0.56          0.51         1.47         1.20
====================================================================================================================================

                                                      See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                                       Other
                                             Preferred      Common                   Retained       Comprehensive
( in  thousands )                              Stock        Stock       Surplus      Earnings       Income (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1998                    $ 400      $ 1,557     $ 16,728      $ 1,546          $    214            $ 20,445
Comprehensive income:
   Net  income                                     -            -            -        2,168                 -               2,168
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                   -            -            -            -            (2,206)             (2,206)
                                                                                                                         --------
Total comprehensive income                                                                                                    (38)

Dividends declared on preferred stock              -            -            -          (60)                -                 (60)

Common stock issued under stock option
plans                                              -            3           49            -                 -                  52
----------------------------------------------------------------------------------------------------------------------------------
Balance : September 30, 1999                   $ 400      $ 1,560     $ 16,777      $ 3,654          $ (1,992)           $ 20,399
==================================================================================================================================


                                                                                                    Accumulated
                                                                                                       Other
                                             Preferred     Common                   Retained       Comprehensive
( in  thousands )                              Stock       Stock       Surplus      Earnings       Income (Loss)           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                    $ 400      $ 1,644     $ 18,196      $ 3,137          $ (2,999)           $ 20,378
Comprehensive income:
   Net  income                                     -            -            -        2,650                 -               2,650
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                   -            -            -            -               983                 983
                                                                                                                         --------
Total comprehensive income                                                                                                  3,633

Dividends declared on preferred stock              -            -            -          (60)                -                 (60)

Common stock issued under stock option
plans                                              -            5           24            -                 -                  29

Income tax benefit of stock options
exercised                                          -            -           23            -                 -                  23

Common stock issued under employee stock
purchase plan                                      -            -            5            -                 -                   5

Proceeds from issuance of common stock
in connection with dividend reinvestment
and stock purchase plan                            -            7          140            -                 -                 147
----------------------------------------------------------------------------------------------------------------------------------
Balance : September 30, 2000                   $ 400      $ 1,656     $ 18,388      $ 5,727          $ (2,016)           $ 24,155
==================================================================================================================================

                                                      See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine Months Ended
                                                                                                      September 30,
              (in thousands)                                                                    2000               1999
-------------------------------------------------------------------------------------------------------------------------
Operating
Activities    Net income                                                                      $ 2,650            $ 2,168
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                  Provision for loan losses                                                       765                602
                  Provision for depreciation and amortization                                     866                853
                  Deferred income taxes                                                          (249)              (151)
                  Amortization of securities premiums and accretion of discounts, net             149                253
                  Net (gain) on sale of securities available for sale                               0                 (1)
                  Net proceeds from sale of loans                                              14,766             36,137
                  Loans originated for sale                                                   (13,659)           (33,986)
                  Gain on sales of loans and other real estate owned                             (349)              (619)
                  Stock granted under stock purchase plan                                           5                  0
                  (Increase) in accrued interest receivable and other assets                   (1,078)               (60)
                  Increase in accrued interest payable and other liabilities                      748              1,201
              -----------------------------------------------------------------------------------------------------------
                     Net cash provided by operating activities                                  4,614              6,397
-------------------------------------------------------------------------------------------------------------------------
Investing
Activities    Securities held to maturity :
                 Proceeds from principal repayments and maturities                              1,802              1,990
                 Purchases                                                                     (4,955)           (20,107)
              Securities available for sale :
                 Proceeds from principal repayments and maturities                              4,747             11,564
                 Proceeds from sales                                                                0              5,357
                 Purchases                                                                    (12,268)           (11,637)
              Proceeds from sale of loans receivable                                            4,196              5,418
              Net increase in loans receivable                                                (66,675)           (44,053)
              Purchases of premises and equipment                                              (1,865)              (755)
              -----------------------------------------------------------------------------------------------------------
                     Net cash (used) by investing activities                                  (75,018)           (52,223)
-------------------------------------------------------------------------------------------------------------------------
Financing
Activities    Net increase in demand deposits, interest checking,
                 money market and savings deposits                                             67,265             23,191
              Net increase (decrease) in time deposits                                         11,537             13,439
              Proceeds from issuance of Trust Preferred Securities                              5,000                  0
              Increase (Decrease) in borrowed money                                            (8,300)                 0
              Proceeds from common stock options exercised                                         29                 52
              Proceeds from common stock purchase and dividend reinvestment plans                 147                  0
              Cash dividends on preferred stock                                                   (60)               (60)
              -----------------------------------------------------------------------------------------------------------
                     Net cash provided by financing activities                                 75,618             36,622
              -----------------------------------------------------------------------------------------------------------
              Increase (decrease) in cash and cash equivalents                                  5,214             (9,204)
              Cash and cash equivalents at beginning of year                                   27,490             23,875
              -----------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of period                                      $32,704           $ 14,671
              -----------------------------------------------------------------------------------------------------------

                                                 See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries
Commerce Bank/Harrisburg, N.A. ("the Bank") and Commerce Capital Harrisburg Trust I. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Recently Issued FASB Statements

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

In September 2000, The Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces Statement No. 125. This statement shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion, at this time, that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company has entered into a land lease for the premises located in the East Penn Center, on Wertzville Road in East Pennsboro Township, Cumberland County, Pennsylvania. The Company intends to construct a full-service branch office on this land beginning in the fourth quarter of 2000. The land lease commenced June 26, 2000 and has an initial term of 20 years. In addition, the Company has an option to renew the land lease for four additional 5-year terms. Initial annual rent payments equal $55,000 and will commence the month after final township approvals are complete. Rent is subject to change on terms set forth in the lease agreement.

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

OVERVIEW

Net income for the quarter increased 10% to $1.0 million as compared to $923,000 for the third quarter of 1999 and total revenues increased by 14% to $6.0 million for the quarter. Diluted net income per common share increased 10% to $0.56 from $0.51 per share in the third quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2000). At September 30, 2000, the Company had total assets of $458.9 million, total loans (including loans held for sale) of $283.0 million, and total deposits of $427.3 million.

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

Interest income increased by $2.0 million, or 32%, over the third quarter of 1999. Interest earning assets averaged $409.6 million for the third quarter of 2000 as compared to $329.5 million for the same period in 1999. Approximately $62.7 million, or 78%, of this increase was in average loans outstanding. The yield on earning assets for the third quarter of 2000 was 8.22%, an increase of 40 basis points over the comparable period in 1999.

Interest expense for the third quarter of 2000 increased by $1.4 million, or 56%, compared to the third quarter of 1999. This increase was primarily attributable to an increase in the level of average interest-bearing liabilities from $267.0 million during the third quarter of 1999 to $342.1 million during the third quarter of 2000. Average savings deposits increased $35.9 million over third quarter a year ago, average public funds deposits increased $33.1 million and average noninterest bearing demand deposits increased by $7.6 million, while average time deposits (excluding public funds) decreased by $3.7 million. The average rate paid on these liabilities for the third quarter of 2000 was 4.58%, an increase of 82 basis points from the comparable period in 1999. The Company's aggregate cost of funds was 3.83% for the third quarter of 2000, an increase of 79 basis points over the prior year.

Net interest income for the third quarter of 2000 increased by $630,000, or 16%, over the same period in 1999. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.64% during the third quarter of 2000 compared to 4.06% during the same period of the previous year. The net interest margin decreased by 35 basis points from 4.74% for the third quarter 1999 to 4.39% during the third quarter of 2000.

For the nine months ended September 30, 2000, interest income increased by $4.9 million, or 27%, over the same period in 1999. As with the third quarter, the increase for the first nine months was mostly related to the volume increases in the level of average loans outstanding along with the increase in the level of yields earned on those assets. Interest earning assets for the first nine months of 2000 averaged $375.3 million versus $311.0 million for the comparable period in 1999. The yield on those assets increased to 8.13% during the first nine months of 2000, from 7.71% for the first nine months of 1999.

Interest expense for the first nine months of 2000 totaled $10.1 million, an increase of $2.9 million, or 41%, over the first nine months of 1999. The level of average interest-bearing liabilities increased from $253.9 million for the first nine months of 1999 to $310.6 million for the first nine months of 2000. The Company's cost of funds for the first nine months of 2000 was 3.59%, up 52 basis points from 3.07% for the comparable period in the prior year.

Net interest income for the first nine months of 2000 increased by $2.0 million, or 19%, over the same period in 1999. The Company's net interest margin decreased to 4.54% for the first nine months of 2000, from 4.60% for the first nine months of 1999.

Noninterest Income

Noninterest income for the third quarter of 2000 increased by $109,000, or 8%, from the same period in 1999. Recurring core noninterest income increased by 29% from $1.0 million in the third quarter of 1999 to $1.3 million for the same period in 2000. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first nine months of 2000 is nonrecurring income of $320,000, as a result of an $87,000 gain on the sale of student loans and $233,000 gain from the sale of Small Business Administration loans. Included in noninterest income for the first nine months of 1999 is nonrecurring income of $507,000, comprised of a $106,000 gain on the sale of student loans, net securities gains of $1,000, and $400,000 income from the sale of Small Business Administration loans. Excluding these transactions, recurring core noninterest income for the first nine months of 2000 totaled $3.6 million as compared to $2.9 million for the first nine months of 1999, an increase of 24%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2000, noninterest expenses increased by $633,000, or 18%, over the same period in 1999. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening one branch office in June 2000 and the preparation for another branch which subsequently opened in October 2000. A comparison of noninterest expense for certain categories for the three months ended September 30, 2000, and September 30, 1999, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $356,000, or 22%, for the third quarter of 2000 over the third quarter of 1999. This increase is consistent with increases in staff levels necessary to handle Company growth from third quarter 1999 to third quarter 2000, including the additional staff of the branch offices opened in June 2000 and October 2000.

Occupancy expenses of $460,000 were $35,000, or 8%, higher for the third quarter of 2000 than for the three months ended September 30, 1999. Increased occupancy expenses relate to the two branch offices opened in 2000.

Furniture and equipment expenses of $293,000 were $49,000, or 20%, higher for the third quarter of 2000 than the three months ended September 30, 1999. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of the branch office opened in June 2000 as well as the upgrade of computer equipment for platform personnel at the Bank's other 11 branches.

Advertising and marketing expenses totaled $363,000 for the three months ended September 30, 2000, an increase of $18,000, or 5%, over the third quarter of 1999. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $246,000 were similar to those of $244,000 for third quarter of 1999.

Postage and supplies expense of $170,000 represented a $50,000, or 42%, increase from the third quarter of the prior year. This was related to growth in the volume of customers and customer transaction statements.

Audits and regulatory fees increased by $56,000, or 170%, from $33,000 for the third quarter of 1999 to $89,000 for the third quarter of 2000. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits. Another contributing factor for the increase is the additional requirements for reporting necessary for the Bank Holding Company, which was formed on July 1, 1999.

Other noninterest expenses increased by $67,000, or 11%, for the three-month period ended September 30, 2000, as compared to the same period in 1999. The increase includes higher provisions for non-credit related losses, an increase in entertainment expenses, and costs associated with processing coin for Penny Arcade Coin counters, installed in first and second quarters of 2000, which is offered at no charge to our customers.

For the first nine months of 2000, total noninterest expenses increased by $1.7 million, or 17% over the comparable period in 1999. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $985,000, or 22%, over the first nine months of 1999. The increase was due to normal increases in salary and benefits costs due to an increase in the level of full-time equivalent employees from September 30, 1999 to September 30, 2000 as well as the addition of new staff to operate the two new branches opened in June 2000 and October 2000. The additional increase was due to adding new management positions to facilitate the growth of the Company.

Occupancy and furniture & equipment expenses for the first nine months of 2000 were $132,000, or 7%, higher than the similar period in 1999. The increase is the result of costs associated with the opening of a new branch office in June 2000.

Advertising and marketing expenses totaled $1.2 million for the first nine months ended September 30, 2000, an increase of $168,000, or 16%, over the first nine months of 1999. This increase was primarily the result of advertising new products and the opening of the new branches. These markets will continue to expand as the branch network grows.

Data processing expenses increased $18,000, or 3%, for the first nine months of 2000 as compared to the first nine months of 1999. The increase in data processing is the result of increased costs associated with processing higher volumes of customer transactions.

Postage and office supplies increased $114,000, or 30%, over the first nine months of 1999. The increase in postage expenses resulted from the growth in number of account statements mailed to customers. The increase in supplies expense is a result of increased usage of such items related to additional staff levels as well as an increase in the number of accounts serviced.

Audit and regulatory fees increased by $121,000, or 88%, for the first nine months of 2000 over the same period in 1999. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits. Another contributing factor for the increase is the additional requirements for reporting necessary for the Bank Holding Company, which was formed on July 1, 1999.

Other noninterest expenses for the first nine months of 2000 were $1.7 million compared to $1.6 million for the similar period in 1999. Loan expenses increased $60,000 over the first nine months in 1999, as result of an increase in volume of the loan portfolio. The increase also includes $25,000 of expenses associated with processing coin for Penny Arcade Coin counters, installed in first and second quarters of 2000, which is offered at no charge to our customers. The remaining increase was associated with other general costs over similar expenses during the first nine months of 1999.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.65% for the three months ended September 30, 2000, less than the 2.85% reported for the three months ended September 30, 1999, and 2.73% for the first nine months of 2000 compared to 2.89% for the comparable period in 1999. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2000, the operating efficiency ratio was 72.48% compared to 72.97% for the similar period in 1999. For the nine months ended September 30, 2000, this ratio was 73.09% compared to 75.20% for the nine months ended September 30, 1999.

Provision for Federal Income Taxes

The provision for federal income taxes was $472,000 for the third quarter of 2000 as compared to $480,000 for the same period in 1999. For nine months ended September 30, the provision was $1.3 million and $1.1 million for 2000 and 1999 respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 34.2% for the first nine months of 1999 and 33.2% for the same period in 2000.

Net Income

Net income for the third quarter of 2000 was $1.0 million, an increase of $91,000, or 10%, over the $923,000 recorded in the third quarter of 1999. The increase was due to an increase in net interest income of $630,000, an increase in noninterest income of $109,000, offset partially by an increase in noninterest expenses of $633,000, an increase of $23,000 in the provision for loan losses, and a decrease of $8,000 in the provision for income taxes.

Net income for the first nine months of 2000 was $2.7 million as compared to $2.2 million recorded in the first nine months of 1999. The increase was due to an increase in net interest income of $2.0 million, an increase in noninterest income of $525,000, offset partially by an increase in noninterest expenses of $1.7 million, an increase of $163,000 in the provision for loan losses, and an increase of $192,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2000, increased to $0.60 per common share for the third quarter of 2000 compared to $0.55 for the same period in 1999. Diluted earnings per common share were $0.56 for the third quarter of 2000 and $0.51 for the same period in 1999.

Basic earnings per common share, for the first nine months of the year, after adjusting for a 5% common stock dividend paid in February 2000, increased to $1.57 as compared to $1.29 per common share for the first nine months of 1999. Diluted earnings per common share were $1.47 for the first nine months of 2000 and $1.20 for the same period in 1999.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2000 was 0.92% as compared to 1.03% for the third quarter of 1999. The ROA for the first nine months of 2000 and 1999 was 0.87% and 0.85%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2000 was 17.43%, as compared to 18.32% for the third quarter of 1999. The annualized ROE for the first nine months of 2000 was 16.49%, as compared to 14.27% for the first nine months of 1999.

FINANCIAL CONDITION

Securities

During the first nine months of 2000, securities available for sale increased by $8.9 million (net of unrealized appreciation) from $84.6 million at December 31, 1999 to $93.5 million at September 30, 2000 primarily as a result of the purchase of $12.3 million in U.S. Government agency securities and mortgage-backed securities and $4.7 million in principal repayments on mortgage-backed securities and U.S. Government agency securities.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 7.1 years at September 30, 2000 with a weighted average yield of 6.73%.

During the first nine months of 2000, securities held to maturity increased from $29.0 million to $32.2 million primarily as a result of the purchase of $5.0 million in tax-exempt and mortgage-backed securities, offset by principal repayments of $1.8 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 6.9 years at September 30, 2000 with a weighted average yield of 6.65%.

Federal funds sold increased by $16.5 million during the first nine months of 2000. Total securities and federal funds sold aggregated $142.2 million at September 30, 2000, and represented 31% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2000 was 6.71%, as compared to 6.40% for the similar period of 1999. The average yield earned on federal funds sold during the first nine months of 2000 was 6.42%, up 172 basis points from 4.70% earned during the first nine months of 1999. The large increase in the yield on federal funds sold is a result of five 25 basis point increases and one 50 basis point increase in this rate by the Federal Reserve Bank between June 30, 1999 and May 16, 2000.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans that the Company originates with the intention of selling in the future. During the first nine months of 2000, total loans held for sale decreased by $1.0 million from $5.3 million at December 31, 1999, to $4.3 million at September 30, 2000. The decrease was the result of the sale of $6.5 million of student loans and the sale of $8.2 million of residential loans, offset by originations of $13.7 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 1999 and at September 30, 2000.

Loans Receivable

During the first nine months of 2000, total loans receivable increased by $62.6 million from $216.1 million at December 31, 1999, to $278.7 million at September 30, 2000. Loans receivable represented 65% of total deposits and 61% of total assets at September 30, 2000, as compared to 62% and 57%, respectively, at December 31, 1999.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2000, were $382,000, or 0.08%, of total assets as compared to $696,000, or 0.18%, of total assets at December 31, 1999. Other real estate owned totaled $42,000 at September 30, 2000, and $12,000 as of December 31, 1999.

The following summary presents information regarding nonperforming loans and assets as of September 30, 2000 and 1999 and December 31, 1999.

                         Nonperforming Loans and Assets

---------------------------------------------------------------------------------------------
(dollars in thousands)                       September 30,     December 31,     September 30,
                                                  2000             1999              1999
---------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $        0        $    119        $    150
Consumer                                              160             244             134
Real estate:
    Construction                                        0               0               0
    Mortgage                                          180             321             310
---------------------------------------------------------------------------------------------
       Total nonaccrual loans                         340             684             594
Restructured loans                                      0               0               0
---------------------------------------------------------------------------------------------
       Total nonperforming loans                      340             684             594
Other real estate                                      42              12              92
---------------------------------------------------------------------------------------------
       Total nonperforming assets                     382             696             686
---------------------------------------------------------------------------------------------
Loans past due 90 days or more                         53              20               0
---------------------------------------------------------------------------------------------
       Total nonperforming assets and
         Loans past due 90 days or more         $     435        $    716        $    686
---------------------------------------------------------------------------------------------
Nonperforming loans to total loans                  0.12%           0.32%           0.29%
Nonperforming assets to total assets                0.08%           0.18%           0.19%
=============================================================================================

The following table sets forth information regarding the Company's provision and allowance for loan losses.
                            Allowance for Loan Losses

-------------------------------------------------------------------------------------
(dollars in thousands)                                 September 30,     December 31,
                                                           2000              1999
-------------------------------------------------------------------------------------
Balance at beginning of period                          $    2,841       $   2,232
Provisions charged to operating expenses                       765             762
-------------------------------------------------------------------------------------
                                                             3,606           2,994
Recoveries of loans previously charged-off:
    Commercial                                                   4               8
    Consumer                                                     7               4
    Real estate                                                  0               1
-------------------------------------------------------------------------------------
Total recoveries                                                11              13
Loans charged-off:
    Commercial                                                   0             150
    Consumer                                                    89              10
    Real estate                                                 10               6
-------------------------------------------------------------------------------------
Total charged-off                                               99             166
-------------------------------------------------------------------------------------
Net charge-offs                                                 88             153
-------------------------------------------------------------------------------------
Balance at end of period                                $   3,518        $   2,841
-------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                 0.04%           0.08%
-------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   Period-end loans                                          1.26%           1.31%
=====================================================================================


Deposits

Total deposits at September 30, 2000, were $427.3 million, up $78.8 million, or 23%, over total deposits of $348.5 million at December 31, 1999. The average balances and weighted average rates paid on deposits for the first nine months of 2000 and 1999 are presented in the following table.

---------------------------------------------------------------------------------------------
                                                    Nine Months Ended September 30,
                                                    2000                      1999
---------------------------------------------------------------------------------------------
                                            Average      Average       Average      Average
(dollars in thousands)                      Balance       Rate         Balance       Rate
---------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $    70,395               $    63,245
    Interest-bearing (money                    75,218     3.10%          57,128     2.37%
market                and checking)
Savings                                       104,560     3.86           76,064     2.80
Time deposits                                 127,945     5.34          120,386     5.06
---------------------------------------------------------------------------------------------
Total deposits                            $   378,118               $   316,823
=============================================================================================

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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At September 30, 2000, the Company's income simulation model indicates net income would increase 2.8% in the first year and 4.6% over a two year time frame if rates decreased as described above. The model projects that net income would decrease by 1.9% in the first year and 1.5% over a two year time frame if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2000, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 2000, the total potential liquidity for the Company through these secondary sources was $129 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At September 30, 2000, stockholders' equity totaled $24.2 million, up 18.5% over stockholders' equity of $20.4 million at December 31, 1999. Stockholders' equity at September 30, 2000 included $2.0 million in unrealized depreciation, net of income taxes, on securities available for sale. Excluding this unrealized depreciation, gross stockholders' equity increased by $2.8 million from $23.4 million at December 31, 1999, to $26.2 million at September 30, 2000 due principally to retained net income.

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

The table below provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

---------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                      September 30,     December 31,      For Capital Adequacy      Under Prompt Corrective
                                           2000             1999                Purposes               Action Provisions
---------------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:

         Tier 1                             9.99%             9.91%                 4.00%                       6.00%

         Total                             11.12             11.12                  8.00                       10.00

         Leverage Total                     7.12              6.28                  4.00                        5.00
===========================================================================================================================

At September 30, 2000, the consolidated capital levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.

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

Forward-Looking Statements
The Company may, from time to time, make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including the annual report and Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion, at this time, that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share................................Exhibit 11

Financial Data Schedule............................................Exhibit 27



(b.) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        11/13/00                              /s/ James T. Gibson
-------------------------              ----------------------------------
         (Date)                                 James T. Gibson
                                                 President/CEO




        11/13/00                                /s/ Mark A. Zody
-------------------------              ----------------------------------
         (Date)                                   Mark A. Zody
                                            Executive Vice President
                                            Chief Financial Officer