Form 10-K405
period 2000-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2001-04-02
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended December 31, 2000.
                                       or
(  ) Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ________ to ________.

                           Commission File #333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1834776
- ---------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

                             NASDAQ Small Cap Market
                             -----------------------
                   (Name of Each Exchange on Which Registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                               -----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting stock held by non-affiliates of the registrant is $35,175,975. (1)

     The number of shares of the Issuer's common stock, par value $1.00 per share, outstanding as of March 15, 2001 was 1,757,709.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.

__________

     (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on March 15, 2001. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                            Page
Part I.
   Item 1.  Business...........................................................6

   Item 2.  Properties........................................................12

   Item 3.  Legal Proceedings.................................................14

   Item 4. Submission of Matters to a Vote of Security Holders (This item is omitted since no matters were submitted to a vote of security holders during the fourth quarter of 2000.)

Part II.
   Item 5.  Market for Registrant's Common Equity and
            Related Shareholder Matters.......................................15

   Item 6.  Selected Financial Data
            (The information required by this item is set forth on the inside cover page of the Company's 2000 Annual Report and is incorporated by reference herein.)

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (The information required by this item is incorporated by reference from the Company's 2000 Annual Report.)

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk (The information required by this item is incorporated by reference from the Company's 2000 Annual Report.)

   Item 8.  Financial Statements and Supplementary Data
            (The information required by this item is incorporated by reference from the Company's 2000 Annual Report.)

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure (This item is omitted since it is not applicable.)

Part III.
   Item 10. Directors and Executive Officers of the Registrant

   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Item 13. Certain Relationships and Related Transactions

            The information required by the Items 10, 11, 12, and 13 in this
            Part III have been incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Company's 2001 Annual Meeting.

Part    IV.
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)       Financial Statements are incorporated by reference in Part II,
                Item 8 hereof:

                Report of Independent Auditors
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

   (a)(3)       Exhibits:

         2. Agreement and Plan of Reorganization of Commerce Bank/ Harrisburg, National Association, dated April 23, 1999 (A)

       3.1.     Articles of Incorporation, as amended (A)

       3.2.     By - Laws, as amended (B)

      10.1.     The Company's 1990 Directors Stock Option Plan (C)

      10.2.     The Company's 1996 Employee Stock Option Plan (D)

      10.3. Warrant Agreement and Warrant No. 1 of Commerce Bank/Harrisburg dated October 7, 1988

      10.4.     Amendment No. 1 to the Stock and Warrant Purchase Agreement

      10.5.     The Company's 2001 Directors Stock Option Plan (E)

        11.     Calculation of EPS
                (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company's 2000 Annual Report and is incorporated by reference herein.)

        13.     Pennsylvania Commerce Bancorp, Inc. 2000 Annual Report to
                Shareholders

        21. Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)

        23.     Consent of Beard Miller Company LLP.

   (b)          There were no reports on Form 8-K filed in the fourth quarter of
                2000
__________


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

        (B) Incorporated by reference from Exhibit 3(b) of the Company's Registration Statement on Form S-4 filed with the SEC on May 14, 1999.

        (C) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

        (D) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

        (E) Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, Appendix A thereto.

Signatures....................................................................16

Part     I.

Item     1.     Business
- ------------------------

Forward-Looking Statements

         Pennsylvania Commerce Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including the Annual Report and this Form 10-K and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

         Pennsylvania Commerce Bancorp, Inc. (the "Company") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company's wholly-owned banking subsidiary. All $5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. Except as otherwise indicated, all references herein to the Company include Commerce

Bank/Harrisburg, N.A. (also referred to as "Commerce" or the "Bank") and Commerce Harrisburg Capital Trust I.

         The Company is a member of the Commerce Bancorp, Inc. Network (the "Network") and has the exclusive right to use the "Commerce Bank" name and the "Yes Bank" logo within its primary service area. The Network provides certain marketing and support services to the Bank.

         As of December 31, 2000, the Company had approximately $480 million in assets, $447 million in deposits, $295 million in total loans, and $27 million in stockholders' equity. The Bank is a member of the Federal Reserve System
(FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.

         The Company's principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011-8599, and its telephone number is (717) 975-5630.

         As of December 31, 2000, the Company had 338 employees, of which 266 were full-time employees. Management believes the Company's relationship with its employees is good.

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

Service Area

         The Bank offers its lending and depository services from its Main Office in Camp Hill, Pennsylvania, and its twelve full-service branch offices located in Cumberland, Dauphin, York, and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

         The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. Commerce is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

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

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open two to three new branch offices in each of the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 12 to 18 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

         The Company is not dependent on any one or more major customers.

Competitive Business Conditions / Competitive Position

         The Company's current primary service area, the central Pennsylvania area, including portions of Cumberland, Dauphin, York and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Commerce. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds.

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

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $5,200,000 as of December 31, 2000) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions, including Commerce Bank, N.A. which totaled approximately $11.6 million in participations outstanding, in order more fully to service customers whose loan demands exceed the Bank's lending limit.

         The Bank endeavors to be competitive with all competing financial institutions in its primary service area with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts, and interest rates charged on loans.

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

         The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company, such as Commerce, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the Company or other subsidiaries of the Company, or (ii) the customer's refraining from doing business with a competitor of Commerce, the Company or of its subsidiaries. The Company, or Commerce may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

         Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days prior written notice to the OCC. Under this Act and the regulations promulgated thereunder, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The OCC is empowered to disapprove any such acquisition of control.

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

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which became effective March 11, 2000, and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company in particular have yet to be determined due to the fact that the Financial Services Modernization Act is less than two years old.

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

Environmental Laws

         The costs and effects of compliance with environmental laws, federal, state and local, on the Company are minimal.

Item     2.     Properties
- --------------------------

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

         The Bank has also leased an additional area on the Senate Plaza site for a drive-in kiosk. The drive-in kiosk is an independent facility built and maintained at Commerce's sole cost and expense.

Operations Facilities

Operations Center

         The operations center is located on the northwest side of the second floor of 3 Crossgates Drive, Hampden Township, Mechanicsburg, Pennsylvania. The Bank leases and occupies 10,688 square feet of office space on the second floor. The original lease for 5,235 square feet of office space commenced March 1, 1994 and had an initial term of 5 years with three 3-year renewal options. The Bank exercised its option to renew the lease for the first 3-year renewal period in 1999. The Bank has constructed leasehold improvements in the office space at the lessor's expense.

         In February 1996, the Bank signed a lease for an additional 3,300 square feet of office space. The initial term of this lease is three years with three 3-year renewal options. The lease was amended in June 2000 expanding the square footage under this lease to 5,453 square feet. The initial term of this lease was three years with three 3-year renewal options. The Company exercised its option to renew the lease for the first 3-year renewal period in 1999. The amendment has the same terms and options as the original lease. In addition, the Company has an option to renew the building lease for four additional 2-year terms. The Bank has constructed leasehold improvements in this space at its own expense.

Loan Production Offices

         (1) The Bank leases an office at 4 Lemoyne Drive, Suite 100, Lemoyne Borough, Lemoyne, Pennsylvania, as a loan production office. The lease for 1,885 square feet of office space commenced October 1, 1998, with an initial term of 2 years and year-to-year renewal option. The Bank exercised its option to renew the lease for the first 1-year renewal period in 2000. The Bank has constructed leasehold improvements in the office space at its own expense.

         (2) The Bank leases an office at 205-2 St. Charles Way, York Township,York, Pennsylvania, as a loan production office. The lease for 1,496 square feet of office space commenced December 1, 1998, and had an initial term of 1 year with three 1-year renewal options. The Bank exercised its second 1-year renewal option in December 2000. The Bank has constructed leasehold improvements in the office space at its own expense.

         (3) The Bank leases an office at 200 Spring Garden Street, Suite B, Borough of Carlisle, Carlisle, Pennsylvania, as a loan production office. The lease for 1,117 square feet of office space commenced January 1, 2001, and has an initial term of 2 years with three 1-year renewal options.

The Bank has constructed leasehold improvements in the office space at its own expense.

Branch Facilities

4700 Jonestown Road, Lower Paxton Township, Harrisburg, PA 17109-6216
- ---------------------------------------------------------------------

         The Bank entered into a land lease for the premises located at 4700 Jonestown Road, Harrisburg, Pennsylvania, consisting of a 36,007 square foot lot. The Bank has constructed a full service branch on this land. The land lease commenced on July 1, 1987, and has an initial term of 20 years. In addition, The Bank has an option to renew the land lease for three additional 5-year terms.

4860 Carlisle Pike, Hampden Township, Mechanicsburg, PA 17055-3026
- ------------------------------------------------------------------

         The Bank entered into a land lease for the premises located at 4860 Carlisle Pike, Mechanicsburg, Pennsylvania. The Bank constructed a full service branch on this land. The land lease commenced on October 1, 1988, and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms.

6071 Allentown Boulevard, Lower Paxton Township, Harrisburg, PA 17112-2673
- --------------------------------------------------------------------------

         The Bank entered into a land lease for the premises located at 6071 Allentown Boulevard, Harrisburg, Pennsylvania. The Bank constructed a full service branch on this land. The land lease commenced on January 1, 1992 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for six additional 5-year terms.

600 Walton Avenue, Derry Township, Hummelstown, PA 17036
- --------------------------------------------------------

         The Bank purchased the parcel of land located at 600 Walton Avenue, Hummelstown, Pennsylvania. The Bank constructed a full service branch office on this land.

2160 South Queen Street, York, York County, Pennsylvania
- --------------------------------------------------------

         The Bank purchased the parcel of land located at 2160 South Queen Street, York, Pennsylvania. The Bank constructed a full service branch office on this land.

2100 York Crossing Drive, West Manchester Township, York, York County,
- ----------------------------------------------------------------------
Pennsylvania
- ------------

         The Bank entered into a land lease for the premises located at 2100 York Crossing Drive, York, Pennsylvania. The Bank constructed a full service branch on this land. The land lease commenced on April 23, 1996 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms.

1098 Haines Road, Springettsbury Township, York, York County, Pennsylvania
- --------------------------------------------------------------------------

         The Bank entered into a land lease for the premises located at 1098 Haines Road, York, Pennsylvania. The Bank constructed a full service branch on this land. The land lease commenced on April 1, 1997 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for one additional 5-year term and a term of four years, eleven months thereafter.


5032 Simpson Ferry Road, Lower Allen Twp., Mechanicsburg, Cumberland County,
- ----------------------------------------------------------------------------
Pennsylvania
- ------------

         The Bank purchased the parcel of land at 5032 Simpson Ferry Road, Mechanicsburg, Pennsylvania. The Bank constructed a full service branch office on this land.

55 Arsenal Road, Manchester Township, York, York County, Pennsylvania
- ---------------------------------------------------------------------

         The Bank purchased the parcel of land located at 55 Arsenal Road in Manchester Township, York, Pennsylvania. The Bank constructed a full service branch office on this land.

65 Ashland Avenue, Borough of Carlisle, Carlisle, Cumberland County,
- --------------------------------------------------------------------
Pennsylvania
- ------------

         The Bank purchased the parcel of land located at 65 Ashland Avenue in the Borough of Carlisle, Carlisle, Pennsylvania. The Bank constructed a full service branch office on this land.

1120 Carlisle Road, Lower Allen Township, Camp Hill, Cumberland County,
- -----------------------------------------------------------------------
Pennsylvania
- ------------

         The Bank purchased the parcel of land located at 1120 Carlisle Road in Lower Allen Township, Camp Hill, Pennsylvania. The Bank constructed a full service branch office on this land.

903 East Main Street, Borough of Palmyra, Palmyra, Lebanon County, Pennsylvania
- -------------------------------------------------------------------------------

         The Bank entered into a land lease for the premises located at 903 East Main Street, Palmyra, Pennsylvania. The Bank constructed a full service branch office on this land. The land lease commenced on September 13, 1999 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms.

East Penn Center, East Pennsboro Township, Enola, Cumberland County,
- --------------------------------------------------------------------
Pennsylvania
- ------------

         The Bank has entered into a land lease for the premises located in the East Penn Center, on Wertzville Road in Enola, Pennsylvania. The Bank is constructing a full service branch office on this land with an expected opening date of March 31, 2001. The land lease commenced on June 26, 2000 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms. Rent payments initiated on March 1, 2001.

         In the opinion of management, the interest of the Company is adequately covered by insurance in each of the above properties.

Item     3.     Legal Proceedings
- ---------------------------------

         The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Part    II.

Item     5.     Market For Registrant's Common Equity
- -----------------------------------------------------
                and Related Shareholder Matters
                -------------------------------

         The Company's common stock trades on the NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol COBH. The preferred stock is not traded on any market.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years on the NASDAQ Small Cap Market. The prices per share have been adjusted to reflect common stock dividends of 5% with record dates of February 2, 2001 and February 4, 2000. As of December 31, 2000, there were approximately 400 holders of record of the Company's common stock.

                                                     Sales Price
          Quarter Ended:                       High               Low
          -------------------------------------------------------------
              March 31, 2000               $   24.76        $    15.82
              June 30, 2000                    22.98             20.48
              September 30, 2000               25.71             21.43
              December 31, 2000                27.86             22.14
          -------------------------------------------------------------
              March 31, 1999               $   27.44        $    24.40
              June 30, 1999                    26.08             24.04
              September 30, 1999               24.38             20.41
              December 31, 1999                22.68             19.05
          -------------------------------------------------------------

Dividends and Dividend History

         The Company distributed to stockholders 5% stock dividends in December, 1992, February, 1994, February, 1995, February, 1996, February, 1997, February, 1998, February, 1999, February, 2000, and February, 2001 and anticipates the distribution of stock dividends in the future. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company's capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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

                                          Pennsylvania Commerce Bancorp, Inc,

         Date:  March 30, 2001            By     /s/ James T Gibson
                                                 -------------------------------
                                                 James T. Gibson
                                                 President and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                    Title                             Date
         ---------                    -----                             ----


/s/ Gary L. Nalbandian      Chairman of the Board                 March 30, 2001
- -------------------------
    Gary L. Nalbandian


/s/ James T. Gibson         President, Chief Executive            March 30, 2001
- -------------------------   Officer and Director
    James T. Gibson         (Principal Executive
                            Officer)



/s/ Alan R. Hassman         Director                              March 30, 2001
- -------------------------
     Alan R. Hassman

                                                                  March 30, 2001
/s/ Michael A. Serluco      Director
- -------------------------
    Michael A. Serluco

/s/ Samir J. Srouji, M.D    Director                              March 30, 2001
- -------------------------
    Samir J. Srouji, M.D


/s/ Mark A. Zody            Executive Vice President (Chief       March 30, 2001
- -------------------------   Financial Officer and Principal
    Mark A. Zody            Accounting Officer)