Form 10-Q
period 2001-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2001-05-15
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
                                            --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                            Commission File 333-78445
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                      25-1834776
-----------------------------------            ---------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,761,295  Common  shares outstanding at 4/30/01
------------------------------------------------

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


                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         March 31, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended March 31, 2001 and March 31, 2000

         Consolidated Statement of Stockholders' Equity  (Unaudited)...........5
         Three months ended March 31, 2001 and March 31, 2000

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Three months ended March 31, 2001, and March 31, 2000

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 6a. Exhibits
         Exhibit 11...........................................................18

Item 6b. Reports on Form 8-K..................................................18

         Signatures...........................................................19

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                March 31,         December 31,
                   ( in  thousands,  except  share  amounts)                                      2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 18,868            $ 16,849
                   Federal funds sold                                                             25,500              22,800
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 44,368              39,649
                   Securities, available for sale at fair value                                   90,776              92,921
                   Securities, held to maturity at cost
                     (fair value 2001: $61,516;  2000: $33,661 )                                  61,357              33,812
                   Loans, held for sale
                     (fair value 2001: $6,583;  2000: $5,409 )                                     6,567               5,329
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      128,912             127,931
                        Construction and land development                                         32,465              30,776
                        Residential mortgage                                                      42,794              41,314
                        Tax-exempt                                                                 2,751               2,786
                     Commercial business                                                          36,030              31,490
                     Consumer                                                                     31,380              30,691
                     Lines of credit                                                              26,621              25,264
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 300,953             290,252
                   Less:  Allowance for loan losses                                                3,977               3,732
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     296,976             286,520
                   Premises and equipment, net                                                    17,090              16,637
                   Accrued interest receivable                                                     2,527               2,936
                   Other assets                                                                    2,362               2,282
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 522,023           $ 480,086
=============================================================================================================================

Liabilities        Deposits :
                     Noninterest-bearing                                                        $ 94,251            $ 85,577
                     Interest-bearing                                                            391,921             361,006
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           486,172             446,583
                   Accrued interest payable                                                          999                 834
                   Other liabilities                                                               1,545               1,001
                   Long term debt                                                                  5,000               5,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        493,716             453,418

-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value; 1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                         400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2001:  1,759,910;  2000:  1,749,045               1,760               1,749
                   Surplus                                                                        21,036              20,861
                   Retained earnings                                                               5,237               4,334
                   Accumulated other comprehensive income (loss)                                    (126)               (676)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                28,307              26,668
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 522,023           $ 480,086
=============================================================================================================================

                                                   See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                         -----------------------------
                   (in thousands, except per share amounts)                                   2001             2000
----------------------------------------------------------------------------------------------------------------------
Interest           Loans receivable, including fees :
Income                 Taxable                                                             $ 6,483          $ 4,865
                       Tax - exempt                                                             37               10
                   Securities :
                       Taxable                                                               2,307            1,943
                       Tax - exempt                                                             14                2
                   Federal funds sold                                                          302               18
                   ---------------------------------------------------------------------------------------------------
                           Total interest income                                             9,143            6,838
----------------------------------------------------------------------------------------------------------------------

Interest           Deposits                                                                  4,169            2,826
Expense            Other borrowed money                                                          0               37
                   Long-term debt                                                              138                0
                   ---------------------------------------------------------------------------------------------------
                           Total interest expense                                            4,307            2,863
                   ---------------------------------------------------------------------------------------------------
                   Net interest income                                                       4,836            3,975
                   Provision for loan losses                                                   285              255
                   ---------------------------------------------------------------------------------------------------
                           Net interest income after provision for loan losses               4,551            3,720
----------------------------------------------------------------------------------------------------------------------

Noninterest        Service charges and other fees                                            1,345              976
Income             Other operating income                                                      126              107
                   Gain on sale of securities available for sale                                52                0
                   Gain on sale of loans                                                       204              112
                   ---------------------------------------------------------------------------------------------------
                           Total  noninterest  income                                        1,727            1,195
----------------------------------------------------------------------------------------------------------------------

Noninterest        Salaries and employee benefits                                            2,298            1,714
Expenses           Occupancy                                                                   515              417
                   Furniture and equipment                                                     339              247
                   Advertising and marketing                                                   390              420
                   Data processing                                                             311              197
                   Postage and supplies                                                        212              159
                   Audits, regulatory fees and assessments                                      99               84
                   Other                                                                       730              502
                   ---------------------------------------------------------------------------------------------------
                           Total noninterest expenses                                        4,894            3,740
                   ---------------------------------------------------------------------------------------------------
                   Income before income taxes                                                1,384            1,175
                   Provision for federal income taxes                                          461              402
                   ---------------------------------------------------------------------------------------------------
                           Net income                                                        $ 923            $ 773
======================================================================================================================
                   Net income per common share:  Basic                                      $ 0.51           $ 0.44
                                                 Diluted                                      0.47             0.40
======================================================================================================================

                                                See accompanying notes .

                                                           4

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                                 Preferred     Common                   Retained       Comprehensive
( in  thousands )                                  Stock        Stock      Surplus      Earnings       Income (Loss)      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                       $ 400       $ 1,644     $ 18,196      $ 3,137            $ (2,999)    $ 20,378
Comprehensive income:
   Net  income                                        -             -            -          773                   -          773
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -             -            -            -                  86           86
                                                                                                                        ---------
Total comprehensive income                                                                                                   859
Dividends declared on preferred stock                 -             -            -          (20)                  -          (20)
Common stock issued under stock option plans          -             4           21            -                   -           25
Common stock issued under employee stock
purchase plan                                         -             -            3            -                   -            3
Proceeds from issuance of common stock in
connection with dividend reinvestment and
stock purchase plan                                   -             3           55            -                   -           58
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2000                                    $ 400       $ 1,651     $ 18,275      $ 3,890            $ (2,913)    $ 21,303
=================================================================================================================================


                                                                                                        Accumulated
                                                                                                           Other
                                                Preferred      Common                   Retained       Comprehensive
( in  thousands )                                 Stock         Stock      Surplus      Earnings       Income (Loss)      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                       $ 400       $ 1,749     $ 20,861      $ 4,334              $ (676)    $ 26,668
Comprehensive income:
   Net income                                         -             -            -          923                   -          923
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -             -            -            -                 550          550
                                                                                                                        ---------
Total comprehensive income                                                                                                 1,473

Dividends declared on preferred stock                 -             -            -          (20)                  -          (20)

Common stock issued under stock option plans          -             9           44            -                   -           53

Income tax benefit of stock options exercised         -             -           59            -                   -           59

Common stock issued under employee stock
purchase plan                                         -             -            3            -                   -            3

Proceeds from issuance of common stock in
connection with dividend reinvestment and
stock purchase plan                                   -             2           69            -                   -           71

5% common stock dividend and cash paid in
lieu of fractional shares                             -             -           12          (12)                  -            -
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2001                                    $ 400       $ 1,760     $ 21,048      $ 5,225              $ (126)    $ 28,307
=================================================================================================================================

                                                     See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three Months Ended
                                                                                                               March 31,
                   ( in  thousands )                                                                     2001           2000
------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                            $ 923          $ 773
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                           285            255
                       Provision for depreciation and amortization                                         343            270
                       Deferred income taxes                                                              (112)          (127)
                       Amortization of securities premiums and accretion of discounts, net                  45             52
                       Net gain on sale of securities available for sale                                   (52)             0
                       Proceeds from sale of loans                                                      12,286          8,325
                       Loans originated for sale                                                       (13,400)        (5,135)
                       Gain on sales of loans and other real estate owned                                 (204)          (111)
                       Stock granted under stock purchase plan                                               3              3
                       Decrease (increase) in accrued interest receivable and other assets                 216           (339)
                       Increase in accrued interest payable and other liabilities                          709            642
                   -----------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                                      1,042          4,608
------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                  1,133            460
                      Purchases                                                                        (28,681)        (4,955)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                  5,515          1,226
                      Proceeds from sales                                                                7,497              0
                      Purchases                                                                        (10,023)             0
                   Proceeds from sale of loans receivable                                                3,282            376
                   Net increase in loans receivable                                                    (13,943)       (19,008)
                   Purchases of premises and equipment                                                    (796)          (446)
                   -----------------------------------------------------------------------------------------------------------
                          Net cash (used) by investing activities                                      (36,016)       (22,347)
------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                 18,063         26,765
                   Net increase (decrease) in time deposits                                             21,526         (9,008)
                   (Decrease) in borrowed money                                                              0         (8,300)
                   Proceeds from common stock options exercised                                             53             25
                   Proceeds from common stock purchase and dividend reinvestment plans                      71             58
                   Cash dividends on preferred stock                                                       (20)           (20)
                   -----------------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities                                     39,693          9,520
                   -----------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                                      4,719         (8,219)
                   Cash and cash equivalents at beginning of year                                       39,649         27,490
                   -----------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                         $ 44,368        $19,271
                   ===========================================================================================================

                                                    See accompanying notes .

                                                               6

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries
Commerce Bank/Harrisburg, N.A. ("the Bank") and Commerce Capital Harrisburg Trust I. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The Company may, from time to time, make written or oral "forward-looking statements, " including statements contained in the Company's filings with the Securities and Exchange Commission (including the annual report and Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the financial statements and footnotes thereto included in the Pennsylvania Commerce Bancorp, Inc., Annual Report for the year ended December 31, 2000.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 19, 2001, the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 16, 2001, to stockholders of record on February 2, 2001. Payment of the stock dividend resulted in the issuance of 83,492 additional common shares and cash of $6,403 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 2000.

Recently Issued FASB Statements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities". This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the Statement on January 1, 2001. The adoption of the statement did not have a significant impact on the financial condition or results of operations of the Company.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement did not have significant impact on the Company.


Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

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

OVERVIEW

Net income for the quarter increased 19% to $923,000 as compared to $773,000 for the first quarter of 2000 and total revenues increased by 27% to $6.6 million for the quarter. Diluted net income per common share increased 17% to $0.47 from $0.40 per share in the first quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2001). At March 31, 2001, the Company had total assets of $522.0 million, total loans (including loans held for sale) of $307.5 million, and total deposits of $486.2 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $459.9 million for the first quarter of 2001 as compared to $343.7 million for the same period in 2000. Approximately $73.9 million, or 64%, of this increase was in average loans outstanding and $41.2 million, or 35%, was in average securities and federal funds sold. The yield on earning assets for the first quarter of 2001 was 8.03%, an increase of 3 basis points over the comparable period in 2000.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $112.9 million. Interest-bearing liabilities increased from $283.2 million during the first quarter of 2000 to $386.9 million during the first quarter of 2001. Average savings deposits increased $24.0 million over first quarter a year ago, average public funds deposits increased $33.6 million and average time deposits increased by $37.9 million. Also, average non-interest bearing demand deposits increased by $14.1 million.

The average rate paid on these liabilities for the first quarter of 2001 was 4.51%, an increase of 44 basis points from the comparable period in 2000. The Company's aggregate cost of funding sources was 3.80% for the first quarter of 2001, an increase of 45 basis points over the prior year. This is the result of an increase in the average rate paid on total interest bearing deposits as well as the issuance of long-term debt, which bears interest at a higher rate than the Company's deposits.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. Liabilities used to fund such assets include deposits and borrowed funds. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income increased by $2.3 million, or 34%, over the first quarter of 2000. Interest expense for the first quarter of 2001 increased by $1.4 million, or 50%, compared to the first quarter of 2000.

Net interest income for the first quarter of 2001 increased by $861,000, or 22%, over the same period in 2000. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.52% during the first quarter of 2001 compared to 3.93% during the same period of the previous year. The net interest margin decreased by 41 basis points from 4.64% for the first quarter 2000 to 4.23% during the first quarter of 2001.

Noninterest Income

Noninterest income for the first quarter of 2001 increased by $532,000, or 45%, from the same period in 2000. Recurring core noninterest income increased by 36% from $1.1 million in the first quarter of 2000 to $1.5 million for the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first three months of 2001 is nonrecurring income of $234,000, as a result of a $102,000 gain on the sale of student loans, an $80,000 gain from the sale of a Small Business Administration loan, and a $52,000 gain on the sale of securities available for sale. Included in noninterest income for the first three months of 2000 is nonrecurring income of $101,000, comprised of an $88,000 gain on the sale of student loans and a $13,000 gain from the sale of Small Business Administration loans.

Noninterest Expenses

For the first quarter of 2001, noninterest expenses increased by $1.2 million, or 31%, over the same period in 2000. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening three branch offices in June 2000, October 2000, and March 2001, respectively. A comparison of noninterest expense for certain categories for the three months ended March 31, 2001, and March 31, 2000, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $584,000, or 34%, for the first quarter of 2001 over the first quarter of 2000. This increase is consistent with increases in staff levels necessary to handle Company growth from first quarter 2000 to first quarter 2001, including the additional staff of the branch offices opened in June 2000, October 2000, and March 2001.

Occupancy expenses of $515,000 were $98,000, or 24%, higher for the first quarter of 2001 than for the three months ended March 31, 2000. Increased occupancy expenses primarily are a result of the two branch offices opened in 2000 and one branch opened in 2001. The Bank also opened a loan production office in Carlisle, PA on January 2, 2001. The Bank leases the office space and constructed leasehold improvements at its own expense.

Furniture and equipment expenses of $339,000 were $92,000, or 37%, higher for the first quarter of 2001 than the three months ended March 31, 2000. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of the two branch offices opened in 2000 and the Carlisle loan production office as well as the upgrade of computer equipment at all Commerce locations during the fourth quarter of 2000 and the first quarter of 2001.

Advertising and marketing expenses totaled $390,000 for the three months ended March 31, 2001, a decrease of $30,000 from the first quarter of 2000.

Data processing expenses of $311,000 were $114,000, or 58%, higher in the first quarter of 2001 than the three months ended March 31, 2000. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs.

Postage and supplies expense of $212,000 represented a $53,000, or 33%, increase over the first quarter of the prior year. This was due to a combination of increased usage of supplies with the addition of three new branches and due to growth in the volume of customers and customer transaction statements.

Audits and regulatory fees increased by $15,000, or 18%, from $84,000 for the first quarter of 2000 to $99,000 for the first quarter of 2001. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $228,000, or 45%, for the three-month period ended March 31, 2001, as compared to the same period in 2000. The increase includes higher loan expenses due to an increase in loan volume, increased costs associated with the Bank's telephone banking product, telephone service for four new locations, checkbook printing, customer relations and higher provisions for non-credit related losses. It also includes costs associated with processing coin for Penny Arcade Coin counters, installed in first and second quarters of 2000, which is offered at no charge to all customers and non-customers.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.72% for the three months ended March 31, 2001, less than the 3.16% reported for the three months ended March 31, 2000. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended March 31, 2001, the operating efficiency ratio was 77.2% compared to 73.8% for the similar period in 2000.

Provision for Federal Income Taxes

The provision for federal income taxes was $461,000 for the first quarter of 2001 as compared to $402,000 for the same period in 2000. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.3% for the first three months of 2001 and 34.2% for the same period in 2000.

Net Income and Net Income Per Share

Net income for the first quarter of 2001 was $923,000, an increase of $150,000, or 19%, over the $773,000 recorded in the first quarter of 2000. The increase was due to an increase in net interest income of $861,000, an increase in noninterest income of $532,000, offset partially by an increase in noninterest expenses of $1.2 million, an increase of $30,000 in the provision for loan losses, and a increase of $59,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2001, increased to $0.51 per common share for the first quarter of 2001 compared to $0.44 for the same period in 2000. Diluted earnings per common share were $0.47 for the first quarter of 2001 and $0.40 for the same period in 2000.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the first quarter of 2001 was 0.75% as compared to 0.83% for the first quarter of 2000. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2001 was 13.60%, as compared to 14.92% for the first quarter of 2000.



FINANCIAL CONDITION

Securities

During the first three months of 2001, securities available for sale decreased by $2.1 million (net of unrealized appreciation) from $92.9 million at December 31, 2000 to $90.8 million at March 31, 2001. This resulted from the purchase of $10.0 million in mortgage-backed securities, trust preferred debt securities, and AAA Whole Loan CMO securities, offset by $5.5 million in principal repayments, and $7.4 million of securities sold. The portfolio also had an unrealized gain of $833,000 in the quarter. During the first quarter, Bank management implemented a small portfolio restructuring strategy in response to the dramatic decrease in interest rates during the quarter. Management sold $7.4 million of 7.00% and 7.50% coupon mortgage-backed securities (MBS's) and replaced these with 6.00% and 6.50% coupon MBS's to partially mitigate the Bank's risk to prepayments on the higher coupon securities. The sale of these securities resulted in a net pre-tax gain of $52,180.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, and AAA Whole Loan CMO securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 7.9 years at March 31, 2001 with a weighted average yield of 6.81%.

During the first three months of 2001, securities held to maturity increased from $33.8 million to $61.4 million primarily as a result of the purchase of $28.7 million in securities, offset by principal repayments of $1.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA Whole Loan CMO securities, trust preferred debt securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 8.2 years at March 31, 2001 with a weighted average yield of 6.73%.

Federal funds sold increased by $2.7 million during the first three months of 2001. Total securities and federal funds sold aggregated $177.6 million at March 31, 2001, and represented 34% of total assets.

The average yield on the combined securities portfolio for the first three months of 2001 was 6.66%, as compared to 6.67% for the similar period of 2000. The average yield earned on federal funds sold during the first three months of 2001 was 5.43%, down 36 basis points from 5.79% earned during the first three months of 2000. The decrease in the yield on federal funds sold is a result of one 50 basis point increase and three 50 basis point decreases in this rate by the Federal Reserve Bank between March 31, 2000 and March 31, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans which the Company originates with the intention of selling in the future. During the first three months of 2001, total loans held for sale increased by $1.3 million from $5.3 million at December 31, 2000, to $6.6 million at March 31, 2001. The increase was the result of the sale of $6.8 million of student loans and the sale of $5.3 million of residential loans, offset by originations of $13.4 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2000 and at March 31, 2001.
Loans Receivable

During the first three months of 2001, total loans receivable increased by $10.7 million from $290.3 million at December 31, 2000, to $301.0 million at March 31, 2001. Loans receivable represented 62% of total deposits and 58% of total assets at March 31, 2001, as compared to 65% and 60%, respectively, at December 31, 2000.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2001, were $1.1 million, or 0.22%, of total assets as compared to $875,000, or 0.18%, of total assets at December 31, 2000. Other real estate owned totaled $42,000 at March 31, 2001 and as of December 31, 2000.

The  summary  table  on  the  following  page  presents  information   regarding
nonperforming loans and assets as of March 31, 2001 and 2000 and December 31, 2000.

                         Nonperforming Loans and Assets
----------------------------------------------------------------------------------------
(dollars in thousands)                         March 31,     December 31,      March 31,
                                                  2001          2000             2000
----------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                      $  299         $  300         $  120
Consumer                                             8            162            230
Real estate:
    Construction                                     0              0              0
    Mortgage                                       794            371            212
----------------------------------------------------------------------------------------
       Total nonaccrual loans                    1,101            833            562
Restructured loans                                   0              0              0
----------------------------------------------------------------------------------------
       Total nonperforming loans                 1,101            833            562
Other real estate                                   42             42             12
----------------------------------------------------------------------------------------
       Total nonperforming assets                1,143            875            574
----------------------------------------------------------------------------------------
Loans past due 90 days or more                       0              0              0
----------------------------------------------------------------------------------------
       Total nonperforming assets and
         Loans past due 90 days or more         $1,143         $  875         $  574
----------------------------------------------------------------------------------------
Nonperforming loans to total loans               0.37%          0.29%          0.24%
Nonperforming assets to total assets             0.22%          0.18%          0.15%
========================================================================================

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
--------------------------------------------------------------------------------
(dollars in thousands)                              3 Months    Year Ending
                                                     Ending     December 31,
                                                    March 31,       2000
                                                     2001
--------------------------------------------------------------------------------
Balance at beginning of period                      $3,732         $2,841
Provisions charged to operating expenses               285          1,050
--------------------------------------------------------------------------------
                                                     4,017          3,891
Recoveries of loans previously charged-off:
    Commercial                                           1              6
    Consumer                                            20              8
    Real estate                                          0              0
--------------------------------------------------------------------------------
Total recoveries                                        21             14
Loans charged-off:
    Commercial                                          50              1
    Consumer                                            11             95
    Real estate                                          0             77
--------------------------------------------------------------------------------
Total charged-off                                       61            173
--------------------------------------------------------------------------------
Net charge-offs                                         40            159
--------------------------------------------------------------------------------
Balance at end of period                            $3,977         $3,732
--------------------------------------------------------------------------------
Net charge-offs as a percentage of                   0.01%          0.06%
   Average loans outstanding
Allowance for loan losses as a percentage of
   Period-end loans                                  1.32%          1.29%
================================================================================

Deposits

Total deposits at March 31, 2001, were $486.2 million, up $39.6 million, or 9%, over total deposits of $446.6 million at December 31, 2000. The average balances and weighted average rates paid on deposits for the first three months of 2001 and 2000 are presented in the following table.

--------------------------------------------------------------------------------------------
                                                     Three Months Ended March 31,
--------------------------------------------------------------------------------------------
                                                    2001                      2000
--------------------------------------------------------------------------------------------
                                             Average      Average      Average       Average
(dollars in thousands)                       Balance       Rate        Balance        Rate
--------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $    79,389               $    65,464
    Interest-bearing (money market
       and checking)                           91,332      2.99%         68,401      2.83%
Savings                                       121,210      3.72          94,128      3.58
Time deposits                                 169,316      5.71         118,081      5.05
--------------------------------------------------------------------------------------------
Total deposits                            $   461,247               $   346,074
============================================================================================


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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At March 31, 2001, the Company's income simulation model indicates net income would increase 2.8% in the first year and 4.3% over a two year time frame if rates decreased as described above. The model projects that net income would decrease by 2.5% in the first year and decrease 1.5% over a two year time frame if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2001, the total potential liquidity for the Company through these secondary sources was $129 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2001, stockholders' equity totaled $28.3 million, up 6.1% over stockholders' equity of $26.7 million at December 31, 2000. Stockholders' equity at March 31, 2001 included $126,000 unrealized losses, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity increased by $1.1 million from $27.3 million at December 31, 2000, to $28.4 million at March 31, 2001 due principally to retained net income.

On June 15, 2000, the Company issued $5.0 million of 11.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly-owned banking subsidiary, to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

----------------------------------------------------------------------------------------------------------------------
                                                                                             To Be Well Capitalized
                                                                                                   Under Prompt
                                     March 31,      December 31,     For Capital Adequacy       Corrective Action
                                        2001            2000               Purposes                Provisions
----------------------------------------------------------------------------------------------------------------------

Risk-Based Capital Ratios:

         Tier 1                         9.28%           9.90%                4.00%                     6.00%

         Total                         10.38           11.04                 8.00                     10.00

         Leverage Total                 6.73            6.92                 4.00                      5.00


At March 31, 2001,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The  Company's  exposure  to market  risk has not  changed  significantly  since
December 31, 2000. The market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...................................Exhibit 11



(b.) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        5/11/01                               /s/ James T. Gibson
-------------------------             -----------------------------------------
         (Date)                                 James T. Gibson
                                                 President/CEO




        5/11/01                                 /s/ Mark A. Zody
-------------------------             -----------------------------------------
         (Date)                                   Mark A. Zody
                                            Executive Vice President
                                             Chief Financial Officer