Form 10-Q
period 2001-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2001-08-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001
                                            ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                            Commission File 333-78445
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                  25-1834776
   ---------------------------------            -----------------------------
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

                           Yes    X        No
                               --------       ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,765,579 Common shares outstanding at 8/07/01


Transitional Small Business Disclosure Format (check one):   Yes       No    X
                                                                 ----     ------

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX


                                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited).............................3
         June 30, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited).......................4
         Three months ended June 30, 2001 and June 30, 2000
         Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statement of Stockholders' Equity  (Unaudited).........5
         Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Cash Flows (Unaudited)...................6
         Six months ended June 30, 2001, and June 30, 2000

         Notes to Consolidated Financial Statements (Unaudited)..............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................20

Item 4.  Submission of Matters to a Vote of Securities Holders..............20

Item 6a. Exhibits
         Exhibit 11.........................................................20

Item 6b. Reports on Form 8-K................................................20

         Signatures.........................................................22

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,          December 31,
                   ( in  thousands,  except  share  amounts)                                   2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 20,088            $ 16,849
                   Federal funds sold                                                              3,000              22,800
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 23,088              39,649
                   Securities, available for sale at fair value                                   91,648              92,921
                   Securities, held to maturity at cost
                     (fair value 2001: $76,970;  2000: $33,661 )                                  77,116              33,812
                   Loans, held for sale
                     (fair value 2001: $7,886;  2000: $5,409 )                                     7,864               5,329
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      135,323             127,931
                        Construction and land development                                         28,770              30,776
                        Residential mortgage                                                      41,469              41,314
                        Tax-exempt                                                                 2,759               2,786
                     Commercial business                                                          41,552              31,490
                     Consumer                                                                     30,520              30,691
                     Lines of credit                                                              28,342              25,264
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 308,735             290,252
                   Less:  Allowance for loan losses                                                4,162               3,732
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     304,573             286,520
                   Premises and equipment, net                                                    18,166              16,637
                   Accrued interest receivable                                                     3,499               2,936
                   Other assets                                                                    2,075               2,282
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 528,029           $ 480,086
-----------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 103,047            $ 85,577
                     Interest-bearing                                                            388,321             361,006
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           491,368             446,583
                   Accrued interest payable                                                          879                 834
                   Other liabilities                                                               1,284               1,001
                   Long term debt                                                                  5,000               5,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        498,531             453,418

-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value;  1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                         400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2001:  1,765,529;  2000:  1,749,045               1,766               1,749
                   Surplus                                                                        21,207              20,861
                   Retained earnings                                                               6,273               4,334
                   Accumulated other comprehensive income (loss)                                    (148)               (676)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                29,498              26,668
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 528,029           $ 480,086
-----------------------------------------------------------------------------------------------------------------------------



                                                    See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Three Months                   Six Months
                                                                                 Ended June 30,                 Ended June 30,
                                                                          ---------------------------------------------------------
            (in thousands, except per share amounts)                          2001            2000            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest    Loans  receivable,  including  fees :
Income          Taxable                                                    $ 6,627         $ 5,441        $ 13,110        $ 10,306
                Tax - exempt                                                    33              10              70              20
            Securities :
                Taxable                                                      2,702           1,963           5,009           3,906
                Tax - exempt                                                    26              14              40              16
            Federal  funds  sold                                               101             126             403             144
            -----------------------------------------------------------------------------------------------------------------------
                    Total  interest  income                                  9,489           7,554          18,632          14,392
-----------------------------------------------------------------------------------------------------------------------------------

Interest    Deposits                                                         3,899           3,256           8,068           6,082
Expense     Other borrowed money                                                11               5              11              42
            Long-term debt                                                     139              24             277              24
            -----------------------------------------------------------------------------------------------------------------------
                    Total  interest  expense                                 4,049           3,285           8,356           6,148
            -----------------------------------------------------------------------------------------------------------------------
            Net  interest  income                                            5,440           4,269          10,276           8,244
            Provision  for  loan  losses                                       315             255             600             510
            -----------------------------------------------------------------------------------------------------------------------
                    Net interest income after provision for loan losses      5,125           4,014           9,676           7,734
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Service charges and other fees                                   1,417           1,128           2,762           2,104
Income      Other operating income                                             119             108             245             215
            Gain on sale of securities available for sale                        0               0              52               0
            Gain on sale of loans                                               58              87             262             199
            -----------------------------------------------------------------------------------------------------------------------
                    Total  noninterest  income                               1,594           1,323           3,321           2,518
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Salaries  and  employee  benefits                                2,434           1,860           4,732           3,574
Expenses    Occupancy                                                          551             427           1,066             844
            Furniture  and  equipment                                          369             232             708             479
            Advertising  and  marketing                                        390             420             780             840
            Data  processing                                                   311             272             622             469
            Postage  and  supplies                                             198             163             410             322
            Audits , regulatory  fees  and  assessments                         98              86             197             170
            Other                                                              767             570           1,497           1,072
            -----------------------------------------------------------------------------------------------------------------------
                    Total  noninterest  expenses                             5,118           4,030          10,012           7,770
            -----------------------------------------------------------------------------------------------------------------------
            Income  before  income  taxes                                    1,601           1,307           2,985           2,482
            Provision  for  federal  income  taxes                             533             444             994             846
            -----------------------------------------------------------------------------------------------------------------------
                    Net  income                                            $ 1,068           $ 863         $ 1,991         $ 1,636
-----------------------------------------------------------------------------------------------------------------------------------
            Net  income  per  common share :  Basic                         $ 0.59          $ 0.49          $ 1.11          $ 0.92
                                              Diluted                         0.54            0.46            1.00            0.86
-----------------------------------------------------------------------------------------------------------------------------------


                                                       See accompanying notes.

                                                                 4

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                                Preferred     Common                    Retained       Comprehensive
( in  thousands )                                 Stock        Stock       Surplus      Earnings       Income (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                       $ 400     $ 1,644      $ 18,196      $ 3,137              $ (2,999)    $ 20,378
Comprehensive income:
   Net  income                                        -           -             -        1,636                     -        1,636
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -           -             -            -                  (263)        (263)
                                                                                                                     -------------
Total comprehensive income                                                                                                  1,373
Dividends declared on preferred stock                 -           -             -          (40)                    -          (40)
Common stock issued under stock option plans          -           4            21            -                     -           25
Income tax benefit of stock options exercised         -           -            19            -                     -           19
Common stock issued under employee stock
 purchase plan                                        -           -             3            -                     -            3
Proceeds from issuance of common stock in
 connection with dividend reinvestment and
 stock purchase plan                                  -           5            81            -                     -           86
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                     $ 400     $ 1,653      $ 18,320      $ 4,733              $ (3,262)    $ 21,844
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Accumulated
                                                                                                           Other
                                                Preferred     Common                    Retained       Comprehensive
( in  thousands )                                 Stock        Stock       Surplus      Earnings       Income (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                       $ 400     $ 1,749      $ 20,861      $ 4,334                $ (676)    $ 26,668
Comprehensive income:
   Net  income                                        -           -             -        1,991                     -        1,991
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -           -             -            -                   528          528
                                                                                                                     -------------
Total comprehensive income                                                                                                  2,519
Dividends declared on preferred stock                 -           -             -          (40)                    -          (40)
Common stock issued under stock option plans          -          12            93            -                     -          105
Income tax benefit of stock options exercised         -           -            69            -                     -           69
Common stock issued under employee stock
 purchase plan                                        -           -             6            -                     -            6
Proceeds from issuance of common stock in
 connection with dividend reinvestment and
 stock purchase plan                                  -           5           166            -                     -          171
Other                                                 -           -            12          (12)                    -            -
----------------------------------------------------------------------------------------------------------------------------------
June 30, 2001                                     $ 400     $ 1,766      $ 21,207      $ 6,273                $ (148)    $ 29,498
----------------------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months Ended
                                                                                                          June 30,
              ( in  thousands )                                                                    2001                2000
------------------------------------------------------------------------------------------------------------------------------
Operating
Activities    Net income                                                                         $ 1,991              $ 1,636
              Adjustments to reconcile net income to net cash
                provided by operating activities:
                  Provision for loan losses                                                          600                  510
                  Provision for depreciation and amortization                                        707                  554
                  Deferred income taxes                                                             (181)                (194)
                  Amortization of securities premiums and accretion of discounts, net                107                  100
                  Net gain on sale of securities available for sale                                  (52)                   0
                  Proceeds from sale of loans                                                     29,772               11,629
                  Loans originated for sale                                                      (32,124)              (8,356)
                  Gain on sales of loans                                                            (262)                (199)
                  Stock granted under stock purchase plan                                              6                    3
                  Decrease (increase) in accrued interest receivable and other assets               (380)                (753)
                  Increase in accrued interest payable and other liabilities                         328                  683
              ----------------------------------------------------------------------------------------------------------------
                     Net  cash  provided  by  operating  activities                                  512                5,613
------------------------------------------------------------------------------------------------------------------------------
Investing
Activities    Securities held to maturity :
                 Proceeds from principal repayments and maturities                                 5,823                1,109
                 Purchases                                                                       (49,138)              (4,955)
              Securities available for sale :
                 Proceeds from principal repayments and maturities                                15,859                2,951
                 Proceeds from sales                                                               7,497                    0
                 Purchases                                                                       (21,326)                (158)
              Proceeds from sale of loans receivable                                               3,255                  455
              Net increase in loans receivable                                                   (21,828)             (37,220)
              Purchases of premises and equipment                                                 (2,236)              (1,893)
              ----------------------------------------------------------------------------------------------------------------
                     Net  cash  (used)  by  investing  activities                                (62,094)             (39,711)
------------------------------------------------------------------------------------------------------------------------------
Financing
Activities    Net increase in demand deposits, interest checking,
                 money market and savings deposits                                                42,084               27,703
              Net increase (decrease) in time deposits                                             2,701               11,277
              Proceeds from issuance of Trust preferred securities                                     0                5,000
              (Decrease) in borrowed money                                                             0               (8,300)
              Proceeds from common stock options exercised                                           105                   25
              Proceeds from common stock purchase and dividend reinvestment plans                    171                   86
              Cash dividends on preferred stock                                                      (40)                 (40)
              ----------------------------------------------------------------------------------------------------------------
                     Net  cash  provided  by  financing  activities                               45,021               35,751
              ----------------------------------------------------------------------------------------------------------------
              Increase (decrease) in cash and cash equivalents                                   (16,561)               1,653
              Cash and cash equivalents at beginning of year                                      39,649               27,490
              ----------------------------------------------------------------------------------------------------------------
              Cash and cash equivalents at end of period                                        $ 23,088             $ 29,143
              ----------------------------------------------------------------------------------------------------------------



                                                    See accompanying notes.



                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries
Commerce Bank/Harrisburg, N.A. ("the Bank") and Commerce Capital Harrisburg Trust I. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The Company may, from time to time, make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including the annual report and Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method off accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company has entered into an agreement to purchase the parcel of land at 3109 Cape Horn Road, Red Lion, Pennsylvania, and has begun construction of a full-service branch office on this land. The Company plans Grand Opening Ceremonies for this branch in October 2001.

The Company has also amended an existing lease (originally dated February 1996) at the Operations Center located at 3 Crossgate Drive, Mechanicsburg, Pennsylvania. The amendment expands the square footage under this lease from 5,453 square feet to 7,629 square feet. The amendment became effective May 1, 2001 and has similar terms and options as the original lease. Additional annual rent payments vary based on the purpose of the space used but shall not exceed the pricing stated in the original existing lease agreement. The additional annual rent that commenced on 5/1/01 is $12,331. Rent is subject to change on terms set forth in the agreement.

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

OVERVIEW

Net income for the quarter increased 24% to $1,068,000 as compared to $863,000 for the second quarter of 2000 and total revenues increased by 26% to $7.0 million for the quarter. Diluted net income per common share increased 17% to $0.54 from $0.46 per share in the second quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2001). At June 30, 2001, the Company had total assets of $528.0 million, total loans (including loans held for sale) of $316.6 million, and total deposits of $491.4 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $484.8 million for the second quarter of 2001 as compared to $371.7 million for the same period in 2000. Approximately $68.0 million, or 60%, of this increase was in average loans outstanding and $45.1 million, or 40%, was in average securities and federal funds sold. The yield on earning assets for the second quarter of 2001 was 7.85%, a decrease of 32 basis points (bps) over the comparable period in 2000. This decrease was mainly the result of six decreases in short-term interest rates totaling 275 bps by the Federal Reserve Board during the first six months of 2001.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $108.7 million. Interest-bearing liabilities increased from $306.2 million during the second quarter of 2000 to $399.6 million during the second quarter of 2001. Average savings deposits increased $29.6 million over second quarter a year ago, average public funds deposits increased $22.5 million and average time deposits increased by $27.4 million. Also, average non-interest bearing demand deposits increased by $20.4 million.

The average rate paid on these liabilities for the second quarter of 2001 was 4.06%, a decrease of 25 basis points from the comparable period in 2000. The Company's aggregate cost of funding sources was 3.35% for the second quarter of 2001, a decrease of 20 basis points over the prior year. This is the result of a decrease in the average rate paid on total interest bearing deposits.

Interest earning assets for the first six months averaged $472.4 million versus $358.0 for the comparable period in 2000. The yield on earning assets decreased to 7.95% during the first half of 2001, from 8.08% for the first half of 2000.

The level of average interest-bearing liabilities increased from $294.7 million for the first half of 2000 to $393.3 million for the first six months of 2001. The Company's cost of funds for the first half of 2001 was 3.57%, up 12 basis points over 3.45% for the comparable period in the prior year.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. Liabilities used to fund such assets include deposits, borrowed funds, and long-term debt. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs.

Interest income increased by $1.9 million, or 26%, over the second quarter of 2000. Interest expense for the second quarter of 2001 increased by $764,000, or 23%, compared to the second quarter of 2000.

Net interest income for the second quarter of 2001 increased by $1.2 million, or 27%, over the same period in 2000. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.79% during the second quarter of 2001 compared to 3.86% during the same period of the previous year. The net interest margin decreased by 12 basis points from 4.62% for the second quarter 2000 to 4.50% during the second quarter of 2001.

For the first six months ended June 30, 2001, interest income increased by $4.2 million, or 29%, over the same period in 2000. Interest expense for the first six months of 2001 totaled $8.4 million, an increase of $2.2 million, or 36%, over the first six months of 2000.

Net interest income for the first six months of 2001 increased by $2.0 million, or 25%, over the same period in 2000. The Company's net interest margin decreased from 4.63% for the first half of 2000, to 4.36% for the first six months of 2001.

Noninterest Income

Noninterest income for the second quarter of 2001 increased by $271,000, or 20%, over the same period in 2000. Recurring core noninterest income increased by 23% from $1.2 million in the second quarter of 2000 to $1.5 million for the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first six months of 2001 is nonrecurring income of $233,000, as a result of a $102,000 gain on the sale of student loans, a $79,000 gain from the sale of a Small Business Administration loan, and a $52,000 gain on the sale of securities available for sale. Included in noninterest income for the first six months of 2000 is nonrecurring income of $179,000, comprised of an $87,000 gain on the sale of student loans and a $92,000 gain from the sale of Small Business Administration loans. Excluding these transactions, recurring core noninterest income for the first six months of 2001 totaled $3.1 million as compared to $2.3 million for the first half of 2000, an increase of 32%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2001, noninterest expenses increased by $1.1 million, or 27%, over the same period in 2000. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening three branch offices in June 2000, October 2000, and March 2001, respectively. A comparison of noninterest expense for certain categories for the three months ended June 30, 2001, and June 30, 2000, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $574,000, or 31%, for the second quarter of 2001 over the second quarter of 2000. This increase is consistent with increases in staff levels necessary to handle Company growth from second quarter 2000 to second quarter 2001, including the additional staff of the branch offices opened in June 2000, October 2000, and March 2001.

Occupancy expenses of $551,000 were $124,000, or 29%, higher for the second quarter of 2001 than for the three months ended June 30, 2000. Increased occupancy expenses primarily are a result of the two branch offices opened in 2000 and one branch opened in 2001. The Bank also opened a loan production office in Carlisle, PA on January 2, 2001. The Bank leases the office space and constructed leasehold improvements at its own expense.

Furniture and equipment expenses of $369,000 were $137,000, or 59%, higher for the second quarter of 2001 than the three months ended June 30, 2000. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of the two branch offices opened in 2000, the branch opened in 2001, and the Carlisle loan production office opened in 2001, as well as the upgrade of computer equipment at all Commerce locations during the fourth quarter of 2000 and the first quarter of 2001.

Advertising and marketing expenses totaled $390,000 for the three months ended June 30, 2001, a decrease of $30,000 from the second quarter of 2000.

Data processing expenses of $311,000 were $39,000, or 14%, higher in the second quarter of 2001 than the three months ended June 30, 2000. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs.

Postage and supplies expense of $198,000 represented a $35,000, or 21%, increase over the second quarter of the prior year. This was due to a combination of increased usage of supplies with the addition of three new branches and due to growth in the volume of customers and customer transaction statements.

Audits and regulatory fees increased by $12,000, or 14%, from $86,000 for the second quarter of 2000 to $98,000 for the second quarter of 2001. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $197,000, or 35%, for the three-month period ended June 30, 2001, as compared to the same period in 2000. The increase includes higher loan expenses due to an increase in loan volume, increased costs associated with the Bank's telephone banking product, telephone service for four new locations, increased correspondent bank charges due to increases in transaction volume, checkbook printing, and higher provisions for non-credit related losses. It also includes costs associated with processing coin for Penny Arcade Coin counters, installed in first and second quarters of 2000, which is offered at no charge to all customers and non-customers.

For the first six months of 2001, total noninterest expenses increased by $2.2 million, or 29% over the comparable period in 2000. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $1.2 million, or 32%, over the first six months of 2000. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 269 at June 30, 2000 to 316 at June 30, 2001 as well as the addition of new staff to operate the new branches opened in June 2000, October 2000, and March 2001.

Occupancy and furniture & equipment expenses for the first six months of 2001 were $451,000, or 34%, higher for the first half of 2001 over the similar period in 2000. The increase is the result of costs associated with the opening of new branch offices and the addition of the Carlisle LPO which occurred during the past 12 months as well as the upgrade of computer equipment at all Commerce locations during the fourth quarter of 2000 and the first quarter of 2001.

Data processing expenses increased $153,000, or 33%, for the first six months of 2001 as compared to the first six months of 2000. The increase in data processing is the result of increased costs associated with processing higher volumes of customer transactions along with the increase in data processing support costs.

Postage and office supplies increased $88,000, or 27%, over the first six months of 2000. The increase in postage expenses resulted from the growth in number of account statements mailed to customers. The increase in supplies expense is a result of increased usage of such items related to additional staff levels as well as an increase in the number of accounts serviced.

Audit and regulatory fees increased by $27,000, or 16%, for the first six months of 2001 over the same period in 2000. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits.

Other noninterest expenses for the first six months of 2001 were $1.5 million compared to $1.1 million for the similar period in 2000. Telephone expenses increased $86,000 due to added telephone service for four new locations along with an increase in call volume. Loan expenses increased $44,000 over the first six months in 2000, as a result of the increase in volume in the loan portfolio. The remaining increase was associated with other general costs over similar expenses during the first six months of 2000.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.70% for the three months ended June 30, 2001, less than the 2.77% reported for the three months ended June 30, 2000, and 2.74% for the six months of 2001 compared to 2.81% for the first half of 2000. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2001, the operating efficiency ratio was 72.7%, compared to 73.1% for the similar period in 2000. For the six months ended June 30, 2001, this ratio was 74.9% compared to 73.4% for the six months ended June 30, 2000.

Provision for Federal Income Taxes

The provision for federal income taxes was $533,000 for the second quarter of 2001 as compared to $444,000 for the same period in 2000. For six months ended June 30, the provision was $994,000 and $846,000 for 2001 and 2000, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.3% for the first six months of 2001 and 34.1% for the same period in 2000.

Net Income and Net Income Per Share

Net income for the second quarter of 2001 was $1.1 million, an increase of $205,000, or 24%, over the $863,000 recorded in the second quarter of 2000. The increase was due to an increase in net interest income of $1.2 million, an increase in noninterest income of $271,000, offset partially by an increase in noninterest expenses of $1.1 million, an increase of $60,000 in the provision for loan losses, and an increase of $89,000 in the provision for income taxes.

Net income for the first six months of 2001 was $2.0 million as compared to $1.6 million recorded in the first six months of 2000. The increase was due to an increase in net interest income of $2.0 million, an increase in noninterest income of $803,000, offset partially by an increase in noninterest expenses of $2.2 million, an increase of $90,000 in the provision for loan losses, and an increase of $148,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2001, increased to $0.59 per common share for the second quarter of 2001 compared to $0.49 for the same period in 2000. Diluted earnings per common share were $0.54 for the second quarter of 2001 and $0.46 for the same period in 2000.

Basic earnings per common share, for the first six months of the year, after adjusting for a 5% common stock dividend paid in February 2001, increased to $1.11 per common share for the first half of 2001 compared to $0.92 per common share for the comparable period in 2000. Diluted earnings per common share were $1.00 for the first six months of 2001 and $0.86 for the same period in 2000.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the second quarter of 2001 was 0.82% as compared to 0.86% for the second quarter of 2000. The ROA for the first six months of 2001 and 2000 was 0.79% and 0.85%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2001 was 14.85%, as compared to 16.36% for the second quarter of 2000. The annualized ROE for the first six months of 2001 was 14.24%, as compared to 15.82% for the first six months of 2000.

FINANCIAL CONDITION

Securities

During the first six months of 2001, securities available for sale decreased by $1.3 million (net of unrealized appreciation) from $92.9 million at December 31, 2000 to $91.6 million at June 30, 2001. This resulted from the purchase of $21.3 million in mortgage-backed securities, trust preferred debt securities, and AAA Whole Loan CMO securities, offset by $15.9 million in principal repayments, and $7.5 million of securities sold. The portfolio also had an unrealized gain of $799,000 in the first half of 2001. During the first quarter, Bank management implemented a small portfolio restructuring strategy in response to the dramatic decrease in interest rates during the quarter. Management sold $7.5 million of 7.00% and 7.50% coupon mortgage-backed securities (MBS's) and replaced these with 6.00% and 6.50% coupon MBS's to partially mitigate the Bank's risk to prepayments on the higher coupon securities. The sale of these securities resulted in a net pre-tax gain of $52,180.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, AAA Whole Loan CMO securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 7.7 years at June 30, 2001 with a weighted average yield of 6.76%.

During the first six months of 2001, securities held to maturity increased from $33.8 million to $77.1 million primarily as a result of the purchase of $49.1 million in securities, offset by principal repayments of $5.8 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA Whole Loan CMO securities, trust preferred debt securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 7.6 years at June 30, 2001 with a weighted average yield of 6.70%.

Federal funds sold decreased by $19.8 million during the first six months of 2001. Total securities and federal funds sold aggregated $171.8 million at June 30, 2001, and represented 33% of total assets.

The average yield on the combined securities portfolio for the first six months of 2001 was 6.73%, as compared to 6.64% for the similar period of 2000. The average yield earned on federal funds sold during the first six months of 2001 was 5.19%, down 99 basis points from 6.18% earned during the first six months of 2000. The decrease in the yield on federal funds sold is a result of six decreases in short-term interest rates by the Federal Reserve Bank for a total of 275 bps between January 1, 2001 and June 30, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans which the Company originates with the intention of selling in the future. During the first six months of 2001, total loans held for sale increased by $2.6 million, from $5.3 million at December 31, 2000 to $7.9 million at June 30, 2001. The increase was the result of the sale of $6.8 million of student loans, the sale of $3.2 million of Small Business Administration loans, and the sale of $22.8 million of residential loans, offset by originations of $35.4 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2000 and at June 30, 2001.

Loans Receivable

During the first six months of 2001, total loans receivable increased by $18.4 million from $290.3 million at December 31, 2000, to $308.7 million at June 30, 2001. Loans receivable represented 63% of total deposits and 58% of total assets at June 30, 2001, as compared to 65% and 60%, respectively, at December 31, 2000.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2001, were $1.5 million, or 0.27%, of total assets as compared to $875,000, or 0.18%, of total assets at December 31, 2000. Other real estate owned totaled $12,000 at June 30, 2001, $42,000 as of December 31, 2000, and $12,000 at June 30, 2000.

The summary table below presents information regarding nonperforming loans and assets as of June 30, 2001 and 2000 and December 31, 2000.


                         Nonperforming Loans and Assets
------------------------------------------------------------------------------------------------
(dollars in thousands)                          June 30,       December 31,        June 30,
                                                  2001             2000              2000
------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $         508        $     300     $         120
Consumer                                                 126              162               180
Real estate:
    Construction                                           0                0                 0
    Mortgage                                             805              371               214
------------------------------------------------------------------------------------------------
       Total nonaccrual loans                          1,439              833               514

Restructured loans                                         0                0                 0
------------------------------------------------------------------------------------------------
       Total nonperforming loans                       1,439              833               514

Other real estate                                         12               42                12
------------------------------------------------------------------------------------------------
       Total nonperforming assets                      1,451              875               526

Loans past due 90 days or more                             0                0                 0
------------------------------------------------------------------------------------------------
          Total nonperforming assets and
            Loans past due 90 days or more      $      1,451        $     875      $        526
------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                      0.47%            0.29%             0.20%
Nonperforming assets to total assets                    0.27%            0.18%             0.13%
------------------------------------------------------------------------------------------------

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                                   Allowance for Loan Losses
------------------------------------------------------------------------------------------------
(dollars in thousands)                                         6 Months        Year Ending
                                                                Ending         December 31,
                                                               June 30,            2000
                                                                 2001
------------------------------------------------------------------------------------------------
Balance at beginning of period                                 $      3,732       $     2,841
Provisions charged to operating expenses                                600             1,050
------------------------------------------------------------------------------------------------
                                                                      4,332             3,891
Recoveries of loans previously charged-off:
    Commercial                                                            2                 6
    Consumer                                                             21                 8
    Real estate                                                           0                 0
------------------------------------------------------------------------------------------------
Total recoveries                                                         23                14
Loans charged-off:
    Commercial                                                           91                 1
    Consumer                                                             88                95
    Real estate                                                          14                77
------------------------------------------------------------------------------------------------
Total charged-off                                                       193               173
------------------------------------------------------------------------------------------------
Net charge-offs                                                         170               159
------------------------------------------------------------------------------------------------
Balance at end of period                                       $      4,162       $     3,732
------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of                                    0.06%             0.06%
   Average loans outstanding
------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of                          1.35%             1.29%
   Period-end loans
------------------------------------------------------------------------------------------------

Deposits

Total deposits at June 30, 2001, were $491.4 million, up $44.8 million, or 10%, over total deposits of $446.6 million at December 31, 2000. The average balances and weighted average rates paid on deposits for the first six months of 2001 and 2000 are presented in the following table.

-----------------------------------------------------------------------------------------
                                                Six Months Ended June 30,
-----------------------------------------------------------------------------------------
                                             2001                      2000
-----------------------------------------------------------------------------------------
                                     Average      Average      Average       Average
(dollars in thousands)               Balance       Rate        Balance        Rate
-----------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing            $    85,493                $    68,187
    Interest-bearing (money             94,635      2.64%          69,319      2.88%
        market and checking)
Savings                                130,204      3.39           99,133      3.77
Time deposits                          162,865      5.75          124,446      5.22
-----------------------------------------------------------------------------------------
Total deposits                     $   473,197                $   361,085
-----------------------------------------------------------------------------------------

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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At June 30, 2001, the Company's income simulation model indicates net income would increase 2.8% in the first year and 4.3% over a two year time frame if rates decreased as described above. The model projects that net income would decrease by 2.5% in the first year and decrease 1.5% over a two year time frame if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2001, the total potential liquidity for the Company through these secondary sources was $125 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At June 30, 2001, stockholders' equity totaled $29.5 million, up 10.6% over stockholders' equity of $26.7 million at December 31, 2000. Stockholders' equity at June 30, 2001 included $148,000 unrealized losses, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity increased by $2.3 million from $27.3 million at December 31, 2000, to $29.6 million at June 30, 2001 due principally to retained net income.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                                                                                    Under Prompt Corrective
                                        June 30,        December 31,      For Capital Adequacy         Action Provisions
                                           2001             2000                Purposes
-----------------------------------------------------------------------------------------------------------------------------

Risk-Based Capital Ratios:
         Tier 1                            9.24%            9.90%                 4.00%                       6.00%

         Total                            10.35            11.04                  8.00                       10.00

         Leverage Total                    6.62             6.92                  4.00                        5.00
-----------------------------------------------------------------------------------------------------------------------------

At June 30,  2001,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.


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

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Company's Shareholders was held on May 18, 2001. The items of business approved by the shareholders at the Annual Meeting were (i) the election of nine directors for a one-year term, and (ii) the approval of an amendment to the 1996 Employee Stock Option Plan to increase the number of shares of common stock issuable under the 1996 Plan by 200,000 shares.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share.................................Exhibit 11

(b.) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Exhibit 11.                    Pennsylvania Commerce Bancorp, Inc.
                               Computation of Net Income Per Share
---------------------------------------------------------------------------------------------------
                               For the Quarter Ended June 30, 2001
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                               $1,068,000
Preferred stock dividends                                  (20,000)
                                                           --------
Income available to common stockholders                   1,048,000         1,761,528        $0.59
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 190,486
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                      $1,048,000         1,952,014        $0.54
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                              For the Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                               $1,991,000
Preferred stock dividends                                  (40,000)
                                                           --------
Income available to common stockholders                   1,951,000         1,758,961        $1.11
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 183,760
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                      $1,951,000         1,942,721        $1.00
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                               For the Quarter Ended June 30, 2000
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                                 $863,000
Preferred stock dividends                                  (20,000)
                                                           --------
Income available to common stockholders                     843,000         1,733,932        $0.49
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 118,833
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                        $843,000         1,852,765        $0.46
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                              For the Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                               $1,636,000
Preferred stock dividends                                  (40,000)
                                                           --------
Income available to common stockholders                   1,596,000         1,732,571        $0.92
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 113,007
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                      $1,596,000         1,845,578        $0.86
---------------------------------------------------------------------------------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        8/10/01                                    /s/ James T. Gibson
-------------------------              ----------------------------------------
         (Date)                                      James T. Gibson
                                                      President/CEO




        8/10/01                                      /s/ Mark A. Zody
-------------------------              ----------------------------------------
         (Date)                                        Mark A. Zody
                                                 Executive Vice President
                                                 Chief Financial Officer