Form 10-Q
period 2001-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2001-11-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001
                                          ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                            Commission File 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
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

                                 (717) 975-5630
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X            No
                           ------             -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,772,629 Common shares outstanding at 11/09/01

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

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         September 30, 2001, and December 31, 2000

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended September 30, 2001 and September 30, 2000
         Nine months ended September 30, 2001 and September 30, 2000

         Consolidated Statements of Stockholders' Equity (Unaudited)...........5
         Nine months ended September 30, 2001 and September 30, 2000

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Nine months ended September 30, 2001, and September 30, 2000

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21

Item 6a. Exhibits
         Exhibit 11...........................................................21

Item 6b. Reports on Form 8-K..................................................21

         Signatures...........................................................23

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

=============================================================================================================================

                                                                                           September 30,       December 31,
                   ( in thousands, except share amounts)                                       2001                2000
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 32,313            $ 16,849
                   Federal funds sold                                                             11,800              22,800
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 44,113              39,649
                   Securities, available for sale at fair value                                  108,789              92,921
                   Securities, held to maturity at cost
                     (fair value 2001: $81,681;  2000: $33,661 )                                  80,388              33,812
                   Loans, held for sale
                     (fair value 2001: $6,511;  2000: $5,409 )                                     6,454               5,329
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      141,736             127,931
                        Construction and land development                                         31,057              30,776
                        Residential mortgage                                                      41,301              41,314
                        Tax-exempt                                                                 2,662               2,786
                     Commercial business                                                          42,866              31,490
                     Consumer                                                                     31,352              30,691
                     Lines of credit                                                              33,745              25,264
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 324,719             290,252
                   Less:  Allowance for loan losses                                                4,451               3,732
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     320,268             286,520
                   Premises and equipment, net                                                    19,986              16,637
                   Accrued interest receivable                                                     3,205               2,936
                   Other assets                                                                    2,085               2,282
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 585,288           $ 480,086
=============================================================================================================================

Liabilities        Deposits :
                     Noninterest-bearing                                                        $ 99,637            $ 85,577
                     Interest-bearing                                                            438,401             361,006
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           538,038             446,583
                   Accrued interest payable                                                          976                 834
                   Other liabilities                                                               1,329               1,001
                   Long term debt                                                                 13,000               5,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        553,343             453,418
-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative;
Equity                  $10.00 par value;  1,000,000 shares authorized;
                        40,000 shares issued and outstanding                                         400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2001:  1,772,629;  2000:  1,749,045               1,773               1,749
                   Surplus                                                                        21,426              20,861
                   Retained earnings                                                               7,434               4,334
                   Accumulated other comprehensive income (loss)                                     912                (676)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                31,945              26,668
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 585,288           $ 480,086
=============================================================================================================================

                                                   See accompanying notes .

                                                              3

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

====================================================================================================================================

                                                                                    Three Months                  Nine Months
                                                                                 Ended September 30,           Ended September 30,
                                                                             -------------------------------------------------------
             (in thousands, except per share amounts)                            2001          2000           2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Interest     Loans receivable, including fees:
Income           Taxable                                                       $ 6,728        $ 6,078       $ 19,838       $16,384
                 Tax - exempt                                                       28             41             98            61
             Securities :
                 Taxable                                                         2,824          2,036          7,833         5,942
                 Tax - exempt                                                       27             14             67            30
             Federal funds sold                                                    106            296            509           440
             ----------------------------------------------------------------------------------------------------------------------
                     Total interest income                                       9,713          8,465         28,345        22,857
-----------------------------------------------------------------------------------------------------------------------------------

Interest     Deposits                                                            3,831          3,801         11,899         9,883
Expense      Other borrowed money                                                    2              0             13            42
             Long-term debt                                                        145            138            422           162
             ----------------------------------------------------------------------------------------------------------------------
                     Total interest expense                                      3,978          3,939         12,334        10,087
             ----------------------------------------------------------------------------------------------------------------------
             Net interest income                                                 5,735          4,526         16,011        12,770
             Provision for loan losses                                             405            255          1,005           765
             ----------------------------------------------------------------------------------------------------------------------
                     Net interest income after provision for loan losses         5,330          4,271         15,006        12,005
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest  Service charges and other fees                                      1,420          1,187          4,182         3,291
Income       Other operating income                                                124            109            369           324
             Gain on sale of securities available for sale                           0              0             52             0
             Gain on sale of loans                                                  52            150            314           349
             ----------------------------------------------------------------------------------------------------------------------
                     Total noninterest income                                    1,596          1,446          4,917         3,964
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest  Salaries and employee benefits                                      2,411          1,939          7,143         5,513
Expenses     Occupancy                                                             542            460          1,608         1,304
             Furniture and equipment                                               335            293          1,043           772
             Advertising and marketing                                             410            363          1,190         1,203
             Data processing                                                       351            246            973           715
             Postage and supplies                                                  228            170            638           492
             Audits, regulatory fees and assessments                               102             89            299           259
             Other                                                                 774            671          2,271         1,743
             ----------------------------------------------------------------------------------------------------------------------
                     Total noninterest expenses                                  5,153          4,231         15,165        12,001
             ----------------------------------------------------------------------------------------------------------------------
             Income before income taxes                                          1,773          1,486          4,758         3,968
             Provision for federal income taxes                                    592            472          1,586         1,318
             ----------------------------------------------------------------------------------------------------------------------
                     Net income                                                $ 1,181        $ 1,014        $ 3,172       $ 2,650
-----------------------------------------------------------------------------------------------------------------------------------
             Net income per common share :  Basic                               $ 0.66         $ 0.57         $ 1.77        $ 1.49
                                            Diluted                               0.59           0.53           1.60          1.40
===================================================================================================================================

                                                   See accompanying notes .

                                                                 4

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

================================================================================================================================

                                                                                                     Accumulated
                                                                                                        Other
                                                Preferred     Common                 Retained       Comprehensive
( in thousands )                                  Stock        Stock      Surplus    Earnings       Income (Loss)     Total
--------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 1999                       $ 400      $ 1,644    $ 18,196    $ 3,137            $ (2,999)    $ 20,378
Comprehensive income:
   Net income                                         -            -           -      2,650                   -        2,650
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -            -           -          -                 983          983
                                                                                                                    ---------
Total comprehensive income                                                                                             3,633
Dividends declared on preferred stock                 -            -           -        (60)                  -          (60)
Common stock issued under stock option plans          -            5          24          -                   -           29

Income tax benefit of stock options exercised         -            -          23          -                   -           23

Common stock issued under employee stock
purchase plan                                         -            -           5          -                   -            5

Proceeds from issuance of common stock
in connection with dividend reinvestment
and stock purchase plan                               -            7         140          -                   -          147
-----------------------------------------------------------------------------------------------------------------------------
September 30, 2000                                $ 400      $ 1,656    $ 18,388    $ 5,727            $ (2,016)    $ 24,155
=============================================================================================================================

                                                                                                     Accumulated
                                                                                                        Other
                                                Preferred     Common                 Retained       Comprehensive
( in thousands )                                  Stock        Stock      Surplus    Earnings       Income (Loss)     Total
--------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                       $ 400      $ 1,749    $ 20,861    $ 4,334             $ (676)     $ 26,668
Comprehensive income:
   Net income                                         -            -           -      3,172                  -         3,172
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                      -            -           -          -              1,588         1,588
                                                                                                                    ---------
Total comprehensive income                                                                                             4,760
Dividends declared on preferred stock                 -            -           -        (60)                 -           (60)

Common stock issued under stock option plans          -           14         133          -                  -           147

Income tax benefit of stock options exercised         -            -          75          -                  -            75

Common stock issued under employee stock
purchase plan                                         -            -           8          -                  -             8

Proceeds from issuance of common stock
in connection with dividend reinvestment
and stock purchase plan                               -           10         337          -                  -           347
Other                                                 -            -          12        (12)                 -             -
-----------------------------------------------------------------------------------------------------------------------------
September 30, 2001                                $ 400      $ 1,773    $ 21,426    $ 7,434              $ 912      $ 31,945
=============================================================================================================================

                                                   See accompanying notes .

                                                              5

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

================================================================================================================================
                                                                                                         Nine Months Ended
                                                                                                            September 30,
                   ( in thousands )                                                                     2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                          $ 3,172          $ 2,650
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                         1,005              765
                       Provision for depreciation and amortization                                       1,055              866
                       Deferred income taxes                                                              (194)            (249)
                       Amortization of securities premiums and accretion of discounts, net                 164              149
                       Net gain on sale of securities available for sale                                   (52)               0
                       Proceeds from sale of loans                                                      39,619           14,766
                       Loans originated for sale                                                       (40,509)         (13,659)
                       Gain on sales of loans                                                             (314)            (349)
                       Stock granted under stock purchase plan                                               8                5
                       Decrease (increase) in accrued interest receivable and other assets                (622)          (1,078)
                       Increase in accrued interest payable and other liabilities                          470              748
                   -------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                                      3,802            4,614
--------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                 13,169            1,802
                      Purchases                                                                        (59,750)          (4,955)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                 28,899            4,747
                      Proceeds from sales                                                                7,497                0
                      Purchases                                                                        (49,965)         (12,268)
                   Proceeds from sale of loans receivable                                                3,255            4,196
                   Net increase in loans receivable                                                    (37,928)         (66,675)
                   Purchases of premises and equipment                                                  (4,404)          (1,865)
                   -------------------------------------------------------------------------------------------------------------
                          Net cash (used) by investing activities                                      (99,227)         (75,018)
--------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                 90,165           67,265
                   Net increase (decrease) in time deposits                                              1,290           11,537
                   Proceeds from issuance of Trust preferred securities                                  8,000            5,000
                   (Decrease) in borrowed money                                                              0           (8,300)
                   Proceeds from common stock options exercised                                            147               29
                   Proceeds from common stock purchase and dividend reinvestment plans                     347              147
                   Cash dividends on preferred stock                                                       (60)             (60)
                   -------------------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities                                     99,889           75,618
                   -------------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                                      4,464            5,214
                   Cash and cash equivalents at beginning of year                                       39,649           27,490
                   -------------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                         $ 44,113         $ 32,704
                   =============================================================================================================

                                                   See accompanying notes .

                                                              6

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Recently Issued FASB Statements

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003.

In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Company on January 1, 2002.

Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.


Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company purchased the parcel of land at 3109 Cape Horn Road, Red Lion, Pennsylvania, and constructed a full-service branch office on this land. The Company held Grand Opening Ceremonies for this branch in October 2001.

The Company has entered into an agreement to purchase the building at 101 North Second Street, City of Harrisburg, Dauphin County, Pennsylvania and plans to construct a full-service branch office in this building. The Company plans Grand Opening Ceremonies for this branch in first quarter 2002.

The Company has also amended an existing lease (originally dated February 1996) at the Operations Center located at 3 Crossgate Drive, Mechanicsburg, Pennsylvania. The amendment expands the square footage under this lease from 10,668 square feet to 12,864 square feet. The amendment became effective May 1, 2001 and has similar terms and options as the original lease. Additional annual rent payments equal $25,024. Rent is subject to change on terms set forth in the agreement.


Note 4.  TRUST CAPITAL SECURITIES

On September 28, 2001, the Company issued $8.0 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were earmarked for additional capitalization of Commerce Bank/Harrisburg, N.A., the Company's wholly-owned banking subsidiary. At September 30, 2001, $5.3 million of these $8.0 million of Trust Capital Securities issued qualify as Tier 1 capital and the remaining $2.7 million qualifies as Tier 2 capital for regulatory capital purposes.

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

OVERVIEW

Net income for the quarter increased 16% to $1.2 million as compared to $1.0 million for the third quarter of 2000 and total revenues increased by 23% to $7.3 million for the quarter. Diluted net income per common share increased 11% to $0.59 from $0.53 per share in the third quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2001). At September 30, 2001, the Company had total assets of $585.3 million, total loans (including loans held for sale) of $331.2 million, and total deposits of $538.0 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $506.3 million for the third quarter of 2001 as compared to $412.4 million for the same period in 2000. Approximately $50.0 million, or 53%, of this increase was in average loans outstanding and $43.9 million, or 47%, was in average securities and federal funds sold. The yield on earning assets for the third quarter of 2001 was 7.61%, a decrease of 61 basis points (bps) from the comparable period in 2000. This decrease was mainly the result of eight decreases in short-term interest rates totaling 350 bps by the Federal Reserve Board during the first nine months of 2001.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $96.4 million. Interest-bearing liabilities increased from $342.1 million during the third quarter of 2000 to $419.1 million during the third quarter of 2001. Average savings deposits increased $27.1 million over third quarter a year ago, average public funds deposits increased $26.8 million and average time deposits increased by $13.4 million. Also, average non-interest bearing demand deposits increased by $20.4 million.

The average rate paid on these liabilities for the third quarter of 2001 was 3.77%, a decrease of 81 basis points from the comparable period in 2000. The Company's aggregate cost of funding sources was 3.12% for the third quarter of 2001, a decrease of 71 basis points from the prior year. This is the result of a decrease in the average rates paid on all interest bearing deposits.

Interest earning assets for the first nine months averaged $483.6 million versus $375.3 for the comparable period in 2000. The yield on earning assets decreased to 7.84% during the first nine months of 2001, from 8.13% for the first nine months of 2000.

The level of average interest-bearing liabilities increased from $310.6 million for the first nine months of 2000 to $401.8 million for the first nine months of 2001. The Company's cost of funds for the first nine months of 2001 was 3.41%, down 18 basis points from 3.59% for the comparable period in the prior year.

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

Interest income increased by $1.2 million, or 15%, over the third quarter of 2000. Interest expense for the third quarter of 2001 increased by $39,000, or 1%, compared to the third quarter of 2000.

Net interest income for the third quarter of 2001 increased by $1.2 million, or 27%, over the same period in 2000. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.84% during the third quarter of 2001 compared to 3.64% during the same period of the previous year. The net interest margin increased by 10 basis points from 4.39% for the third quarter 2000 to 4.49% during the third quarter of 2001.

For the first nine months ended September 30, 2001, interest income increased by $5.5 million, or 24%, over the same period in 2000. Interest expense for the first nine months of 2001 totaled $12.3 million, an increase of $2.3 million, or 22%, over the first nine months of 2000.

Net interest income for the first nine months of 2001 increased by $3.2 million, or 25%, over the same period in 2000. The Company's net interest margin decreased from 4.54% for the first nine months of 2000, to 4.42% for the first nine months of 2001.

Noninterest Income

Noninterest income for the third quarter of 2001 increased by $150,000, or 10%, over the same period in 2000. Recurring core noninterest income increased by 22% from $1.3 million in the third quarter of 2000 to $1.5 million for the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first nine months of 2001 is nonrecurring income of $233,000, as a result of a $102,000 gain on the sale of student loans, a $79,000 gain from the sale of a Small Business Administration loan, and a $52,000 gain on the sale of securities available for sale. Included in noninterest income for the first nine months of 2000 is nonrecurring income of $319,000, comprised of an $87,000 gain on the sale of student loans and a $232,000 gain from the sale of Small Business Administration loans. Excluding these transactions, recurring core noninterest income for the first nine months of 2001 totaled $4.7 million as compared to $3.6 million for the first nine months of 2000, an increase of 30%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2001, noninterest expenses increased by $922,000, or 22%, over the same period in 2000. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening three branch offices in June 2000, October 2000, and March 2001, respectively. In addition, staffing and occupancy expenses increased in preparation for the October 2001 branch opening. A comparison of noninterest expense for certain categories for the three months ended September 30, 2001, and September 30, 2000, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $472,000, or 24%, for the third quarter of 2001 over the third quarter of 2000. This increase is consistent with increases in staff levels necessary to handle Company growth from third quarter 2000 to third quarter 2001, including the additional staff of the branch offices opened in June 2000, October 2000, March 2001, and October 2001.

Occupancy expenses of $542,000 were $82,000, or 18%, higher for the third quarter of 2001 than for the three months ended September 30, 2000. Increased occupancy expenses primarily are a result of the two branch offices opened in 2000 and one branch opened in 2001. The Bank also opened a loan production office in Carlisle, PA on January 2, 2001. The Bank leases the office space and constructed leasehold improvements at its own expense.

Furniture and equipment expenses of $335,000 were $42,000, or 14%, higher for the third quarter of 2001 than the three months ended September 30, 2000. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of the two branch offices opened in 2000, the branch opened in 2001, and the Carlisle loan production office opened in 2001, as well as the upgrade of computer equipment at all Commerce locations during the fourth quarter of 2000 and the first quarter of 2001.

Advertising and marketing expenses totaled $410,000 for the three months ended September 30, 2001, an increase of $47,000, or 13% from the third quarter of 2000. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $351,000 were $105,000, or 43%, higher in the third quarter of 2001 than the three months ended September 30, 2000. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs.

Postage and supplies expense of $228,000 represented a $58,000, or 34%, increase over the third quarter of the prior year. This was due to a combination of increased usage of supplies with the addition of three new branches and due to growth in the volume of customers and customer transaction statements.

Audits and regulatory fees increased by $13,000, or 15%, from $89,000 for the third quarter of 2000 to $102,000 for the third quarter of 2001. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the

Company's deposit balances grow.

Other noninterest expenses increased by $103,000, or 15%, for the three-month period ended September 30, 2001, as compared to the same period in 2000. Components of the increase include correspondent bank charges due to increases in transaction volume and checkbook printing. It also includes costs associated with processing coin for Penny Arcade Coin counters, installed in 2000, which is offered at no charge to all customers and non-customers.

For the first nine months of 2001, total noninterest expenses increased by $3.2 million, or 26% over the comparable period in 2000. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $1.6 million, or 30%, over the first nine months of 2000. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 231 at September 30, 2000 to 301 at September 30, 2001 including the addition of new staff to operate the new branches opened in June 2000, October 2000, March 2001, and October 2001.

Occupancy and furniture & equipment expenses for the first nine months of 2001 were $575,000, or 28%, higher for the first nine months of 2001 over the similar period in 2000. The increase is the result of costs associated with the opening of new branch offices and the addition of the Carlisle LPO which occurred during the past 12 months as well as the upgrade of computer equipment at all Commerce locations during the fourth quarter of 2000 and the first quarter of 2001.

Data processing expenses increased $258,000, or 36%, for the first nine months of 2001 as compared to the first nine months of 2000. The increase in data processing is the result of increased costs associated with processing higher volumes of customer transactions along with the increase in data processing support costs.

Postage and office supplies increased $146,000, or 30%, over the first nine months of 2000. The increase in postage expenses resulted from the growth in number of account statements mailed to customers. The increase in supplies expense is a result of increased usage of such items related to additional staff levels as well as an increase in the number of accounts serviced.

Audit and regulatory fees increased by $40,000, or 15%, for the first nine months of 2001 over the same period in 2000. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits.

Other noninterest expenses for the first nine months of 2001 were $2.3 million compared to $1.7 million for the similar period in 2000. Telephone expenses increased $87,000 due to added telephone service for four new locations along with an increase in call volume. Loan expenses increased $39,000 over the first nine months in 2000, as a result of the increase in volume in the loan portfolio. Correspondent bank charges increased $38,000 due to increases in transaction volume. Costs associated with processing coin for Penny Arcade Coin counters, installed in 2000, which is offered at no charge to all customers and non-customers, increased $32,000 over the first nine months of 2000. The remaining increase was associated with other general costs over similar expenses during the first nine months of 2000.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding other real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.58% for the three months ended September 30, 2001, less than the 2.65% reported for the three months ended September 30, 2000, and 2.68% for the nine months of 2001 compared to 2.74% for the first nine months of 2000. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding other real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2001, the operating efficiency ratio was 70.3%, compared to 72.5% for the similar period in 2000. For the nine months ended September 30, 2001, this ratio was 73.3% compared to 73.1% for the nine months ended September 30, 2000.


Provision for Federal Income Taxes

The provision for federal income taxes was $592,000 for the third quarter of 2001 as compared to $472,000 for the same period in 2000. For nine months ended September 30, the provision was $1.6 million and $1.3 million for 2001 and 2000, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.3% for the first nine months of 2001 and 33.2% for the same period in 2000.

Net Income and Net Income Per Share

Net income for the third quarter of 2001 was $1.2 million, an increase of $167,000, or 16%, over the $1.0 million recorded in the third quarter of 2000. The increase was due to an increase in net interest income of $1.2 million, an increase in noninterest income of $150,000, offset partially by an increase in noninterest expenses of $922,000, an increase of $150,000 in the provision for loan losses, and an increase of $120,000 in the provision for income taxes.

Net income for the first nine months of 2001 was $3.2 million as compared to $2.7 million recorded in the first nine months of 2000. The increase was due to an increase in net interest income of $3.2 million, an increase in noninterest income of $1.0 million, offset partially by an increase in noninterest expenses of $3.2 million, an increase of $240,000 in the provision for loan losses, and an increase of $268,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2001, increased to $0.66 per common share for the third quarter of 2001 compared to $0.57 for the same period in 2000. Diluted earnings per common share were $0.59 for the third quarter of 2001 and $0.53 for the same period in 2000.

Basic earnings per common share, for the first nine months of the year, after adjusting for a 5% common stock dividend paid in February 2001, increased to $1.77 per common share for the first nine months of 2001 compared to $1.49 per common share for the comparable period in 2000, a 19% increase. Diluted earnings per common share were $1.60 for the first nine months of 2001 and $1.40 for the same period in 2000, a 14% increase.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2001 was 0.86% as compared to 0.92% for the third quarter of 2000. The ROA for the first nine months of 2001 and 2000 was 0.81% and 0.87%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2001 was 15.30%, as compared to 17.43% for the third quarter of 2000. The annualized ROE for the first nine months of 2001 was 14.62%, as compared to 16.49% for the first nine months of 2000.


FINANCIAL CONDITION

Securities

During the first nine months of 2001, securities available for sale increased by $15.9 million (net of unrealized appreciation) from $92.9 million at December 31, 2000 to $108.8 million at September 30, 2001. This resulted from the purchase of $50.0 million in securities, offset by $28.9 million in principal repayments, and $7.5 million of securities sold. The portfolio also had an unrealized gain of $1.6 million in the first nine months of 2001. During the first quarter, Bank management implemented a small portfolio restructuring strategy in response to the dramatic decrease in interest rates during the quarter. Management sold $7.5 million of 7.00% and 7.50% coupon mortgage-backed securities (MBS's) and replaced these with 6.00% and 6.50% coupon MBS's to partially mitigate the Bank's risk to prepayments on the higher coupon securities. The sale of these securities resulted in a net pre-tax gain of $52,180.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, AAA Whole Loan CMO securities, trust preferred debt securities, and equity securities. The weighted average life of the securities available for sale portfolio was 6.5 years at September 30, 2001 with a weighted average yield of 6.44%.

During the first nine months of 2001, securities held to maturity increased from $33.8 million to $80.4 million primarily as a result of the purchase of $59.8 million in securities, offset by principal repayments of $13.2 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA Whole Loan CMO securities, trust preferred debt securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 8.1 years at September 30, 2001 with a weighted average yield of 6.68%.

Federal funds sold decreased by $11.0 million during the first nine months of 2001. Total securities and federal funds sold aggregated $201.0 million at September 30, 2001, and represented 34% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2001 was 6.61%, as compared to 6.71% for the similar period of 2000. The average yield earned on federal funds sold during the first nine months of 2001 was 4.61%, down 181 basis points from 6.42% earned during the first nine months of 2000. The decrease in the yield on federal funds sold is a result of eight decreases in short-term interest rates by the Federal Reserve Bank for a total of 350 bps between January 1, 2001 and September 30, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans which the Company originates with the intention of selling in the future. During the first nine months of 2001, total loans held for sale increased by $1.2 million, from $5.3 million at December 31, 2000 to $6.5 million at September 30, 2001. The change was the result of the sale of $6.8 million of student loans, the sale of $3.2 million of Small Business Administration loans, and the sale of $32.6 million of residential loans, offset by originations of $43.8 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2000 and at September 30, 2001.

Loans Receivable

During the first nine months of 2001, total loans receivable increased by $34.5 million from $290.3 million at December 31, 2000, to $324.7 million at September 30, 2001. Loans receivable represented 60% of total deposits and 55% of total assets at September 30, 2001, as compared to 65% and 60%, respectively, at December 31, 2000.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and other real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2001, were $1.2 million, or 0.21%, of total assets as compared to $875,000, or 0.18%, of total assets at December 31, 2000. Other real estate owned totaled $12,000 at September 30, 2001, and $42,000 as of December 31, 2000.

The summary table below presents information regarding nonperforming loans and assets as of September 30, 2001 and 2000 and December 31, 2000.

                         Nonperforming Loans and Assets
------------------------------------------------------------------------------------------------
(dollars in thousands)                        September 30,     December 31,     September 30,
                                                   2001             2000              2000
------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                      $     348        $     300       $         0
Consumer                                               61              162               160
Real estate:
    Construction                                        0                0                 0
    Mortgage                                          808              371               180
----------------------------------------------------------------------------------------------
       Total nonaccrual loans                       1,217              833               340
Restructured loans                                      0                0                 0
----------------------------------------------------------------------------------------------
       Total nonperforming loans                    1,217              833               340
Other real estate                                      12               42                42
----------------------------------------------------------------------------------------------
       Total nonperforming assets                   1,229              875               382
----------------------------------------------------------------------------------------------
Loans past due 90 days or more                          4                0                53
----------------------------------------------------------------------------------------------
         Total nonperforming assets and
         Loans past due 90 days or more         $   1,233        $     875       $       435
----------------------------------------------------------------------------------------------
Nonperforming loans to total loans                   0.37%            0.29%             0.12%
Nonperforming assets to total assets                 0.21%            0.18%             0.08%
==============================================================================================

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
----------------------------------------------------------------------------------------------
(dollars in thousands)                                         9 Months
                                                                Ending             Year Ending
                                                             September 30,         December 31,
                                                                 2001                  2000
----------------------------------------------------------------------------------------------
Balance at beginning of period                                 $    3,732        $    2,841
Provisions charged to operating expenses                            1,005             1,050
----------------------------------------------------------------------------------------------
                                                                    4,737             3,891
Recoveries of loans previously charged-off:
    Commercial                                                          3                 6
    Consumer                                                           21                 8
    Real estate                                                         0                 0
----------------------------------------------------------------------------------------------
Total recoveries                                                       24                14
Loans charged-off:
    Commercial                                                        197                 1
    Consumer                                                           89                95
    Real estate                                                        24                77
----------------------------------------------------------------------------------------------
Total charged-off                                                     310               173
----------------------------------------------------------------------------------------------
Net charge-offs                                                       286               159
----------------------------------------------------------------------------------------------
Balance at end of period                                       $    4,451        $    3,732
----------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                        0.09%             0.06%
----------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   Period-end loans                                                 1.37%             1.29%
==============================================================================================

Deposits

Total deposits at September 30, 2001 were $538.0 million, up $91.5 million, or 20%, over total deposits of $446.6 million at December 31, 2000. The average balances and weighted average rates paid on deposits for the first nine months of 2001 and 2000 are presented in the following table.

----------------------------------------------------------------------------------------------
                                                    Nine Months Ended September 30,
                                                    2001                      2000
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $    88,738               $     70,395
    Interest-bearing (money
       market and checking)                   101,300     2.50%           75,218     3.10%
Savings                                       134,303     3.20           104,560     3.86
Time deposits                                 160,667     5.65           127,945     5.34
----------------------------------------------------------------------------------------------
Total deposits                            $   485,008               $    378,118
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

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At September 30, 2001, the Company's income simulation model indicates net income would decrease 0.8% in the first year and 2.1% over a two year time frame if rates decreased as described above. The model projects that net income would decrease by 0.8% in the first year and increase 0.9% over a two year time frame if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point change in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate 200 basis point change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2001, the market value of equity model indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 2001, the total potential liquidity for the Company through these secondary sources was $150 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At September 30, 2001, stockholders' equity totaled $31.9 million, up 19.8% over stockholders' equity of $26.7 million at December 31, 2000. Stockholders' equity at September 30, 2001 included $912,000 unrealized gain, net of income taxes, on
securities   available  for  sale.   Excluding  this
unrealized gain, gross stockholders' equity increased by $3.7 million from $27.3 million at December 31, 2000, to $31.0 million at September 30, 2001 due principally to retained net income.

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

On September 28, 2001, the Company issued $8.0 million of 10.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly-owned banking subsidiary, to be used for additional capitalization purposes. At September 30, 2001, $5.3 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes and the remaining $2.7 million qualifies as Tier 2 capital.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

------------------------------------------------------------------------------------------------------------------------
                                                                                               To Be Well Capitalized
                                                                                                     Under Prompt
                                 September 30,     December 31,      For Capital Adequacy          Corrective Action
                                      2001             2000                Purposes                    Provisions
------------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:

         Tier 1                       10.24%             9.90%                4.00%                       6.00%

         Total                        12.00             11.04                 8.00                       10.00

         Leverage Total                7.58              6.92                 4.00                        5.00
------------------------------------------------------------------------------------------------------------------------

At September 30, 2001, the consolidated capital levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the fed funds rate and National Prime fell 350 basis points between December 31, 2000 and September 30, 2001, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the third quarter 2001 was 4.49%, up 10 basis points over 4.39% for the third quarter 2000. Also, the net interest margin for the first nine months of 2001 was 4.42%, down only 12 basis points from 4.54% for the same period in 2000.

Currently, Commerce has 72% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

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

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...................................Exhibit 11

(b.) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)




        11/14/01                              /s/ James T. Gibson
-------------------------         ---------------------------------------------
         (Date)                                 James T. Gibson
                                                 President/CEO


        11/14/01                                /s/ Mark A. Zody
-------------------------         ---------------------------------------------
         (Date)                                   Mark A. Zody
                                            Executive Vice President
                                            Chief Financial Officer