Form 10-K405
period 2001-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2002-04-01
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                   to                    .
     -------------   --------------------

                           Commission File #333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 25-1834776
-------------------------------          -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

      100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania 17011-8599
      --------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (717) 975-5630

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

         The aggregate market value of voting stock held by non-affiliates of the registrant is $47,560,708. (1)

         The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of February 28, 2002 was 1,891,303.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.

--------------------
          (1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant's Common Stock outstanding, reduced by the amount of Common Stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant's Common Stock, multiplied by the last sale price for the registrant's Common Stock on February 28, 2002. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                 Page
Part I.
   Item 1.  Business...............................................................................................6

   Item 2.  Properties............................................................................................12

   Item 3.  Legal Proceedings.....................................................................................15

   Item 4.  Submission  of Matters to a Vote of Security  Holders (This item is omitted since no matters were submitted to a vote of security holders during the fourth quarter of 2001.)
Part II.
   Item 5.  Market for Registrant's Common Equity and
            Related Shareholder Matters...........................................................................15

   Item 6.  Selected Financial Data
            (The information required by this item is set forth on the inside cover page of the Company's 2001 Annual Report and is incorporated by reference herein.)

   Item 7.  Management's  Discussion and Analysis of Financial Condition and
            Results of Operations (The information  required by this item is
            incorporated   by  reference  from  the  Company's  2001  Annual
            Report.)

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk
            (The information required by this item is incorporated by reference from the Company's 2001 Annual Report.)

   Item 8.  Financial Statements and Supplementary Data
            (The information required by this item is incorporated by reference from the Company's 2001 Annual Report.)



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

Part III.
   Item 10. Directors and Executive Officers of the Registrant
   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial Owners and Management

   Item 13. Certain Relationships and Related Transactions

            The information required by Part III has been omitted since it will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Company's 2002 Annual Meeting.



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

   (a)(3)       Exhibits:

         2.       Agreement and Plan of Reorganization of Commerce
                  Bank/Harrisburg, National Association, dated April 23, 1999
                  (A)

         3.1.     Articles of Incorporation, of the Company as amended (A)

         3.2.     By - Laws, of the Company as amended (B)

         4.       Commerce Harrisburg Capital Trust I and Commerce Harrisburg
                  Capital Trust II (Instruments defining the rights of the holders of trust capital securities issued and sold by the Company are not attached, as the amount of such securities is less than 10% of the consolidated assets of the Company and its subsidiaries, and the securities have not been registered.
                  The Company agrees to provide copies of such instruments to the SEC upon request.)

         10.1.    The Company's 1990 Directors Stock Option Plan (C)

         10.2.    The Company's 1996 Employee Stock Option Plan (D)

         10.3.    Warrant Agreement and Warrant No. 1 of Commerce
                  Bank/Harrisburg dated October 7, 1988

         10.4.    Amendment No. 1 to the Stock and Warrant Purchase Agreement

         10.5.    The Company's 2001 Directors Stock Option Plan (E)

         11.      Calculation of EPS

                  (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company's 2001
                  Annual Report and is incorporated by reference herein.)

         13.      Pennsylvania Commerce Bancorp, Inc. 2001 Annual Report to
                  Shareholders

         21. Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)

         23.      Consent of Beard Miller Company LLP.




   (b) There were no reports on Form 8-K filed in the fourth quarter of 2001

---------------------
                  (A)      Incorporated by reference from Appendix "A" and
                           Appendix "B", respectively, of the Prospectus of the
                           Company's Registration Statement on Form S-4 filed
                           with the SEC on May 14, 1999.

                  (B) Incorporated by reference from Exhibit 3(b) of the Company's Registration Statement on Form S-4 filed with the SEC on May 14, 1999.

                  (C) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

                  (D) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

                  (E)      Incorporated by reference from the Company's
                           Definitive Proxy Statement for its 2000 Annual
                           Meeting of Shareholders, Appendix A thereto.

Item 15.    Signatures............................................................................................17


Part     I.

Item     1.     Business

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

General

         Pennsylvania Commerce Bancorp, Inc. (the "Company") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company's wholly-owned banking subsidiary. All $5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital

Securities through Commerce Harrisburg Capital Trust II ("Trust II"), a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company's wholly-owned banking subsidiary. The amount of the Trust Capital Securities from Trust II that qualifies as Tier 1 capital for regulatory capital purposes at December 31, 2001 is $5.9 million. The remaining $2.1 million from Trust II qualifies as Tier 2 capital for regulatory purposes at December 31, 2001. Except as otherwise indicated, all references herein to the Company include Commerce Bank/Harrisburg, N.A. (also referred to as "Commerce" or the "Bank"), Commerce Harrisburg Capital Trust I and Commerce Harrisburg Capital Trust II.

         The Company is a member of the Commerce Bancorp, Inc. Network (the "Network") and has the exclusive right to use the "Commerce Bank" name and the "America's Most Convenient Bank" logo within its primary service area. The Network provides certain marketing and support services to the Bank.

         As of December 31, 2001, the Company had approximately $610 million in assets, $562 million in deposits, $350 million in total loans, and $33 million in stockholders' equity. The Bank is a member of the Federal Reserve System
(FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.

         The Company's principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011-8599, and its telephone number is (717) 975-5630.

         As of December 31, 2001, the Company had 378 employees, of which 295 were full-time employees. Management believes the Company's relationship with its employees is good.

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

Service Area

         The Bank offers its lending and depository services from its Corporate Office in Camp Hill, Pennsylvania, and its fourteen full-service branch offices located in Cumberland, Dauphin, York, and Lebanon Counties, Pennsylvania.

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

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open four new branch offices in each of the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 12 to 15 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

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

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $7.2 million as of December 31, 2001) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions, including Commerce Bank, N.A. As of the end of 2001, all participations totaled approximately $36.3 million. Participations are used to more fully service customers whose loan demands exceed the Bank's lending limit.

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

         Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days prior written notice to the OCC. Under this Act and its regulations, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The OCC is empowered to disapprove any such acquisition of control.

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

Recent Legislation

         On November 12, 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial  holding  company.  Also,  no  regulatory  approval is required  for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the Company believes that the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization.

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

Operations Facilities

Operations Center

         The operations center is located on the northwest side of the second floor of 3 Crossgates Drive, Hampden Township, Mechanicsburg, Pennsylvania. The Bank leases and occupies 12,864 square feet of office space on the second floor. The original lease for 5,235 square feet of office space commenced March 1, 1994 and had an initial term of 5 years with three 3-year renewal options. The Bank exercised its option to renew the lease for the first 3-year renewal period in 1999. The Bank has constructed leasehold improvements in the office space at the lessor's expense.

         In February 1996, the Bank signed a lease for an additional 3,300 square feet of office space. The initial term of this lease is three years with three 3-year renewal options. The Company exercised its option to renew the lease for the first 3-year renewal period in 1999. The lease was amended in June 2000 and in May 2001, expanding the square footage under this lease to 7,629 square feet. The initial term of this lease was three years with three 3-year renewal options. The amendments have the same terms and options as the original lease. In addition, the Company has an option to renew the building lease for four additional 2-year terms. The Bank has constructed leasehold improvements in this space at its own expense.

Loan Production Offices

         (1) The Bank leases an office at 4 Lemoyne Drive, Suite 100, Lemoyne Borough, Lemoyne, Pennsylvania, as a loan production office. The lease for 1,885 square feet of office space commenced October 1, 1998, with an initial term of 2 years and year-to-year renewal option. The Bank exercised its option to renew the lease for the second 1-year renewal period in 2001. The Bank has constructed leasehold improvements in the office space at its own expense.

         (2) The Bank leases an office at 205-2 St. Charles Way, York Township, York, Pennsylvania, as a loan production office. The lease for 1,496 square feet of office space commenced December 1, 1998, and had an initial term of 1 year with three 1-year renewal options. The Bank exercised its third 1-year renewal option in December 2001. The Bank has constructed leasehold improvements in the office space at its own expense.

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

742 Wertzville Road, East Pennsboro Township, Enola, Cumberland County, Pennsylvania

         The Bank entered into a land lease for the premises located at 742 Wertzville Road, Enola, Pennsylvania. The Bank constructed a full service branch office on this land. The land lease commenced on June 26, 2000 and has an initial term of 20 years. In addition, the Bank has an option to renew the land lease for four additional 5-year terms.

3109 Cape Horn Road, Windsor Township, Red Lion, York County, Pennsylvania

         The Bank purchased the parcel of land located at 3109 Cape Horn Road in Red Lion, Pennsylvania. The Bank constructed a full service branch office on this land.

101 North Second Street, Harrisburg, Dauphin County, Pennsylvania

         The Bank purchased a building and land located at 101 North Second Street in Downtown Harrisburg, Pennsylvania. The Bank is constructing a full service branch office in this building with an expected opening of late spring, 2002.

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


Part    II.

Item     5.     Market For Registrant's Common Equity
                and Related Shareholder Matters

         The Company's common stock trades on the NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol COBH. The preferred stock is not traded on any market.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years on the NASDAQ Small Cap Market. The prices per share have been adjusted to reflect common stock dividends of 5% with record dates of February 11, 2002 and February 2, 2001. As of December 31, 2001, there were approximately 500 holders of record of the Company's common stock.

                                                        Sales Price
             Quarter Ended:                       High               Low
             -------------------------------------------------------------
                 December 31, 2001            $   36.67        $    32.38
                 September 30, 2001               34.05             31.29
                 June 30, 2001                    35.36             31.00
                 March 31, 2001                   35.36             26.08
             ------------------------------------------------------------
                 December 31, 2000            $   26.53        $    21.09
                 September 30, 2000               24.49             20.41
                 June 30, 2000                    21.89             19.50
                 March 31, 2000                   23.58             15.07
             -------------------------------------------------------------

         On September 28, 2001, the Company, through its subsidiary Commerce Harrisburg Capital Trust II, issued and sold 80 trust capital securities for an aggregate offering price of $8 million. The trust securities were exempt from registration under the Securities Act pursuant to SEC Rule 506 of Regulation D.

Dividends and Dividend History

         The Company distributed to stockholders 5% stock dividends in December, 1992, February, 1994, February, 1995, February, 1996, February, 1997, February, 1998, February, 1999, February, 2000, February, 2001, and February 2002, and anticipates the distribution of stock dividends in the future. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company's capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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

Item  15.     Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pennsylvania Commerce Bancorp, Inc,

Date:  April 1, 2002                      By  /s/ Gary L. Nalbandian
                                              -----------------------------
                                              Gary L. Nalbandian
                                              Chairman and President

Date:  April 1, 2002                      By  /s/ Mark A. Zody
                                              -----------------------------
                                              Mark A. Zody
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                        Title                               Date

/s/ Gary L. Nalbandian                          Chairman of the Board, President and             April 1, 2002
-------------------------------------           Director (Principal Executive Officer)
            Gary L. Nalbandian

                                                                                                 April 1, 2002
/s/ Vernon W. Hill, II                          Vice Chairman of the Board and Director
-------------------------------------
              Vernon W. Hill, II

/s/ Alan R. Hassman                             Director                                         April 1, 2002
-------------------------------------
              Alan R. Hassman

                                                                                                 April 1, 2002
/s/ Michael A. Serluco                          Director
-------------------------------------
              Michael A. Serluco

/s/ Samir J. Srouji, M.D.                       Director                                         April 1, 2002
-------------------------------------
             Samir J. Srouji, M.D.

/s/ James R. Adair                              Director                                         April 1, 2002
-------------------------------------
            James R. Adair

/s/ Howell C. Mette                             Director                                         April 1, 2002
-------------------------------------
            Howell C. Mette

/s/ Douglas S. Gelder                           Director                                         April 1, 2002
-------------------------------------
            Douglas S. Gelder