Form 10-Q
period 2002-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2002-05-13
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------

                            Commission File 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Pennsylvania                                  25-1834776
   -----------------------------------             -----------------------------
       (State or other jurisdiction of             (IRS Employer Identification
       incorporation or organization)                         Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
                    (Address of principal executive offices)

                                 (717) 975-5630
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,982,802 Common shares outstanding at 04/30/02
-----------------------------------------------

Transitional Small Business Disclosure Format (check one):   Yes      No    X
                                                                 ---     ------

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets (Unaudited).............................3
          March 31, 2002, and December 31, 2001

          Consolidated Statements of Income (Unaudited).......................4
          Three months ended March 31, 2002 and March 31, 2001

          Consolidated Statements of Stockholders' Equity  (Unaudited)........5
          Three months ended March 31, 2002 and March 31, 2001

          Consolidated Statements of Cash Flows (Unaudited)...................6
          Three months ended March 31, 2002, and March 31, 2001

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................18

Item 6a.  Exhibits
          Exhibit 11.........................................................18

Item 6b.  Reports on Form 8-K................................................18

          Signatures.........................................................20

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                March 31,         December 31,
                   ( in  thousands,  except  share  amounts)                                       2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 17,612            $ 21,555
                   Federal funds sold                                                             28,700               4,300
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 46,312              25,855
                   Securities, available for sale at fair value                                  108,114             107,315
                   Securities, held to maturity at cost
                     (fair value 2002: $103,444;  2001: $102,427 )                               104,610             103,349
                   Loans, held for sale
                     (fair value 2002: $3,269;  2001: $7,733 )                                     3,253               7,661
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      144,873             142,969
                        Construction and land development                                         32,729              32,863
                        Residential mortgage                                                      57,566              48,415
                        Tax-exempt                                                                 2,882               2,676
                     Commercial business                                                          45,728              42,399
                     Consumer                                                                     31,685              36,551
                     Lines of credit                                                              34,893              36,801
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 350,356             342,674
                   Less:  Allowance for loan losses                                                4,785               4,544
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     345,571             338,130
                   Premises and equipment, net                                                    21,998              21,587
                   Accrued interest receivable                                                     3,314               3,542
                   Other assets                                                                    5,917               2,451
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 639,089           $ 609,890
-----------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 115,262           $ 105,171
                     Interest-bearing                                                            473,109             456,567
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           588,371             561,738
                   Accrued interest payable                                                          901                 837
                   Other liabilities                                                               2,551               1,722
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        604,823             577,297

-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2002:  1,906,796;  2001:  1,881,960               1,907               1,882
                   Surplus                                                                        25,993              25,263
                   Retained earnings                                                               6,412               5,159
                   Accumulated other comprehensive income (loss)                                    (446)               (111)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                34,266              32,593
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 639,089           $ 609,890
-----------------------------------------------------------------------------------------------------------------------------



                                                    See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unadutied)

------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                  --------------------------------
               (in thousands, except per share amounts)                                    2002            2001
------------------------------------------------------------------------------------------------------------------
Interest       Loans  receivable,  including  fees :
Income             Taxable                                                              $ 6,600         $ 6,483
                   Tax - exempt                                                              22              37
               Securities :
                   Taxable                                                                3,145           2,307
                   Tax - exempt                                                              27              14
               Federal  funds  sold                                                          79             302
               ---------------------------------------------------------------------------------------------------
                       Total  interest  income                                            9,873           9,143
------------------------------------------------------------------------------------------------------------------

Interest       Deposits                                                                   3,236           4,169
Expense        Long-term debt                                                               339             138
               ---------------------------------------------------------------------------------------------------
                       Total  interest  expense                                           3,575           4,307
               ---------------------------------------------------------------------------------------------------
               Net  interest  income                                                      6,298           4,836
               Provision  for  loan  losses                                                 435             285
               ---------------------------------------------------------------------------------------------------
                       Net  interest  income  after  provision  for  loan  losses         5,863           4,551
------------------------------------------------------------------------------------------------------------------

Noninterest    Service charges and other fees                                             1,564           1,345
Income         Other operating income                                                       127             126
               Gain on sale of securities available for sale                                  0              52
               Gain on sale of loans                                                        132             204
               ---------------------------------------------------------------------------------------------------
                       Total  noninterest  income                                         1,823           1,727
------------------------------------------------------------------------------------------------------------------

Noninterest    Salaries  and  employee  benefits                                          2,666           2,298
Expenses       Occupancy                                                                    527             515
               Furniture  and  equipment                                                    347             339
               Advertising  and  marketing                                                  587             390
               Data  processing                                                             426             311
               Postage  and  supplies                                                       209             212
               Audits , regulatory  fees  and  assessments                                  109              99
               Other                                                                        876             730
               ---------------------------------------------------------------------------------------------------
                       Total  noninterest  expenses                                       5,747           4,894
               ---------------------------------------------------------------------------------------------------
               Income  before  income  taxes                                              1,939           1,384
               Provision  for  federal  income  taxes                                       649             461
               ---------------------------------------------------------------------------------------------------
                       Net  income                                                      $ 1,290           $ 923
------------------------------------------------------------------------------------------------------------------
               Net  income  per  common share :  Basic                                   $ 0.67          $ 0.49
                                                 Diluted                                   0.60            0.45
------------------------------------------------------------------------------------------------------------------


                                              See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Accumulated
                                                                                                              Other
                                                        Preferred     Common                  Retained    Comprehensive
( in  thousands )                                         Stock       Stock       Surplus     Earnings    Income (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                               $ 400     $ 1,749     $ 20,861     $ 4,334            $ (676)    $ 26,668
Comprehensive income:
   Net  income                                                -           -            -         923                 -          923
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                              -           -            -           -               550          550
                                                                                                                       -------------
Total comprehensive income                                                                                                    1,473
Dividends declared on preferred stock                         -           -            -         (20)                -          (20)
Common stock issued under stock option plans                  -           9           44           -                 -           53
Income tax benefit of stock options exercised                 -           -           59           -                 -           59
Common stock issued under employee stock purchase plan        -           -            3           -                 -            3
Proceeds from issuance of common stock in connection
  with dividend reinvestment and stock purchase plan          -           2           69           -                 -           71
Other                                                         -           -           12         (12)                -            -
------------------------------------------------------------------------------------------------------------------------------------
March 31, 2001                                            $ 400     $ 1,760     $ 21,048     $ 5,225            $ (126)    $ 28,307
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                              Other
                                                        Preferred     Common                  Retained    Comprehensive
( in  thousands )                                         Stock       Stock       Surplus     Earnings    Income (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                               $ 400     $ 1,882     $ 25,263     $ 5,159            $ (111)    $ 32,593
Comprehensive income:
   Net  income                                                -           -            -       1,290                 -        1,290
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                              -           -            -           -              (335)        (335)
                                                                                                                       -------------
Total comprehensive income                                                                                                      955
Dividends declared on preferred stock                         -           -            -         (20)                -          (20)
Common stock issued under stock option plans                  -          14          184           -                 -          198
Income tax benefit of stock options exercised                 -           -          106           -                 -          106
Common stock issued under employee stock purchase plan        -           -            2           -                 -            2
Proceeds from issuance of common stock in connection
  with dividend reinvestment and stock purchase plan          -          11          421           -                 -          432
Other                                                         -           -           17         (17)                -            -
------------------------------------------------------------------------------------------------------------------------------------
March 31, 2002                                            $ 400     $ 1,907     $ 25,993     $ 6,412            $ (446)    $ 34,266
------------------------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three Months Ended
                                                                                                                March 31,
                   ( in  thousands )                                                                       2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                         $ 1,290            $ 923
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                          435              285
                       Provision for depreciation and amortization                                        348              343
                       Deferred income taxes                                                              (87)            (112)
                       Amortization of securities premiums and accretion of discounts, net                143               45
                       Net gain on sale of securities available for sale                                    0              (52)
                       Proceeds from sale of loans                                                     11,147           12,286
                       Loans originated for sale                                                       (6,604)         (13,400)
                       Gain on sales of loans                                                            (132)            (204)
                       Stock granted under stock purchase plan                                              2                3
                       Decrease (increase) in accrued interest receivable and other assets             (2,866)             216
                       Increase in accrued interest payable and other liabilities                         893              709
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                                4,569            1,042
-------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                 5,720            1,133
                      Purchases                                                                        (7,011)         (28,681)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                10,500            5,515
                      Proceeds from sales                                                                   0            7,497
                      Purchases                                                                       (11,919)         (10,023)
                   Proceeds from sale of loans receivable                                                   0            3,282
                   Net increase in loans receivable                                                    (7,876)         (13,943)
                   Purchases of premises and equipment                                                   (759)            (796)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  (used)  by  investing  activities                                (11,345)         (36,016)
-------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                32,469           18,063
                   Net increase (decrease) in time deposits                                            (5,836)          21,526
                   Proceeds from common stock options exercised                                           198               53
                   Proceeds from common stock purchase and dividend reinvestment plans                    432               71
                   Cash dividends on preferred stock and cash in lieu of fractional shares                (30)             (20)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                               27,233           39,693
                   ------------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                                    20,457            4,719
                   Cash and cash equivalents at beginning of year                                      25,855           39,649
                   ------------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                        $ 46,312          $44,368
                   ------------------------------------------------------------------------------------------------------------



                                                     See accompanying notes.


                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the financial statements and footnotes thereto included in the Pennsylvania Commerce Bancorp, Inc., Annual Report for the year ended December 31, 2001.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 30, 2002, the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 25, 2002, to stockholders of record on February 11, 2002. Payment of the stock dividend resulted in the issuance of 89,805 additional common shares and cash of $9,870 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 2001.

Recently Issued FASB Statements

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003.

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


Future Branch Facilities

The Company has purchased the building at 101 North Second Street, City of Harrisburg, Dauphin County, Pennsylvania and is currently constructing a full-service branch office in this building. The Company plans Grand Opening Ceremonies for this branch in June 2002.

The Company has entered into a land lease for the premises located in front of the Camp Hill Mall at 32nd Street and Trindle Road in the Borough of Camp Hill, Cumberland County, Pennsylvania. The Company is currently constructing a full-service branch office on this land. The land lease commenced in April 2002 and has a term of 20 years. Annual rent payments equal $125,000 and will commence August 2002. Rent is subject to change on terms set forth in the lease agreement.

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

OVERVIEW

Net income for the quarter increased 40% to $1.3 million as compared to $923,000 for the first quarter of 2001 and total revenues increased by 24% to $8.1 million for the quarter. Diluted net income per common share increased 33% to $0.60 from $0.45 per share in the first quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2002). At March 31, 2002, the Company had total assets of $639.1 million, total loans (including loans held for sale) of $353.6 million, and total deposits of $588.4 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $579.3 million for the first quarter of 2002 as compared to $459.9 million for the same period in 2001. Approximately $55.7 million, or 47%, of this increase was in average loans outstanding and $63.7 million, or 53%, was in average investment securities and federal funds sold. The yield on earning assets for the first quarter of 2002 was 6.88%, a decrease of 115 basis points (bps) from the comparable period in 2001. This decrease was mainly the result of eleven decreases in short-term interest rates totaling 475 bps by the Federal Reserve Board during 2001.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $87.4 million. Interest-bearing liabilities increased from $386.9 million during the first quarter of 2001 to $482.5 million during the first quarter of 2002. Average savings deposits increased $49.2 million over first quarter a year ago, average public funds deposits increased $37.4 million and average non-interest bearing demand deposits increased by $24.5 million. Average time deposits decreased $16.6 million during the quarter as compared to the first quarter one year ago.

The average rate paid on these liabilities for the first quarter of 2002 was 3.00%, a decrease of 151 basis points from the comparable period in 2001. The Company's aggregate cost of funding sources was 2.50% for the first quarter of 2002, a decrease of 130 basis points from the prior year. This is the result of a decrease in the average rates paid on all interest bearing deposits partially offset by the issuance of $8.0 million of long-term debt in September 2001, which bears interest at a higher rate than the Company's deposits.

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

Interest income increased by $730,000, or 8%, over the first quarter of 2001. Interest expense for the first quarter of 2002 decreased by $733,000, or 17%, compared to the first quarter of 2001.

Net interest income for the first quarter of 2002 increased by $1.5 million, or 30%, over the same period in 2001. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.88% during the first quarter of 2002 compared to 3.52% during the same period of the previous year. The net interest margin increased by 15 basis points from 4.23% for the first quarter 2001 to 4.38% during the first quarter of 2002.

Noninterest Income

Noninterest income for the first quarter of 2002 increased by $96,000, or 6%, over the same period in 2001. Recurring core noninterest income increased by 16% from $1.5 million in the first quarter of 2001 to $1.7 million for the same period in 2002. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first three months of 2002 is nonrecurring income of $95,000, as a result of a $95,000 gain on the sale of student loans. Included in noninterest income for the first three months of 2001 is nonrecurring income of $234,000, comprised of an $102,000 gain on the sale of student loans, an $80,000 gain from the sale of Small Business Administration loans, and a $52,000 gain on sale of securities available for sale.

Noninterest Expenses

For the first quarter of 2002, noninterest expenses increased by $853,000, or 17%, over the same period in 2001. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening two branch offices in March 2001 and October 2001, respectively. In addition, staffing and occupancy expenses increased in preparation for the spring branch opening of the Downtown Harrisburg branch. A comparison of noninterest expense for certain categories for the three months ended March 31, 2002, and March 31, 2001, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $368,000, or 16%, for the first quarter of 2002 over the first quarter of 2001. This increase is consistent with increases in staff levels necessary to handle Company growth from first quarter 2001 to first quarter 2002, including the additional staff of the branch offices opened in March 2001 and October 2001.

Occupancy expenses of $527,000 were $12,000 higher for the first quarter of 2001 than for the three months ended March 31, 2001. Increased occupancy expenses primarily are a result of the two branch offices opened in 2001 and preparation of the branch opening in spring 2002 offset by rental income earned at the Downtown Harrisburg location.

Advertising and marketing expenses totaled $587,000 for the three months ended March 31, 2002, an increase of $197,000, or 51% from the first quarter of 2001. This increase was primarily the result of increased advertising efforts in each of the Company's markets. These markets will continue to expand as the branch network grows.

Data processing expenses of $426,000 were $115,000, or 37%, higher in the first quarter of 2002 than the three months ended March 31, 2001. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs.

Audits and regulatory fees increased by $10,000, or 10%, from $99,000 for the first quarter of 2001 to $109,000 for the first quarter of 2002. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $146,000, or 20%, for the three-month period ended March 31, 2002, as compared to the same period in 2001. Components of the increase include telephone services for new branch locations, higher loan expenses due to an increase in loan volume, higher provisions for non-credit related losses, an increase in Pennsylvania Shares Tax which is based on the Bank's equity, and increased insurance costs.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.61% for the three months ended March 31, 2002, less than the 2.77% reported for the three months ended March 31, 2001. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended March 31, 2002, the operating efficiency ratio was 71.5%, compared to 77.2% for the similar period in 2001.

Provision for Federal Income Taxes

The provision for federal income taxes was $649,000 for the first quarter of 2002 as compared to $461,000 for the same period in 2001. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.5% for the first three months of 2002 and 33.3% for the same period in 2001.

Net Income and Net Income Per Share

Net income for the first quarter of 2002 was $1.3 million, an increase of $367,000, or 40%, over the $923,000 recorded in the first quarter of 2001. The increase was due to an increase in net interest income of $1.5 million, an increase in noninterest income of $96,000, offset partially by an increase in noninterest expenses of $853,000, an increase of $150,000 in the provision for loan losses, and an increase of $188,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2002, increased to $0.67 per common share for the first quarter of 2002 compared to $0.49 for the same period in 2001. Diluted earnings per common share were $0.60 for the first quarter of 2002 and $0.45 for the same period in 2001.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the first quarter of 2002 was 0.84% as compared to 0.75% for the first quarter of 2001. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2002 was 15.50%, as compared to 13.60% for the first quarter of 2001.

FINANCIAL CONDITION

Securities

During the first three months of 2002, securities available for sale increased by $799,000 (net of unrealized depreciation) from $107.3 million at December 31, 2001 to $108.1 million at March 31, 2002. This resulted from the purchase of $11.9 million in securities, partially offset by $10.5 million in principal repayments.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, AAA Whole Loan CMO securities, corporate debt, and equity securities. The weighted average life of the securities available for sale portfolio was 6.3 years at March 31, 2002 with a weighted average yield of 6.30%.

During the first three months of 2002, securities held to maturity increased from $103.3 million to $104.6 million primarily as a result of the purchase of $7.0 million in securities, offset by principal repayments of $5.7 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA Whole Loan CMO securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 7.2 years at March 31, 2002 with a weighted average yield of 6.36%.

Federal funds sold increased by $24.4 million during the first three months of 2002. Total securities and federal funds sold aggregated $241.4 million at March 31, 2002, and represented 38% of total assets.

The average yield on the combined securities portfolio for the first three months of 2002 was 6.29%, as compared to 6.66% for the similar period of 2001. The average yield earned on federal funds sold during the first three months of 2002 was 1.64%, down 379 basis points from 5.43% earned during the first three months of 2001. The decrease in the yield on federal funds sold is a result of eleven decreases in short-term interest rates by the Federal Reserve Bank for a total of 475 bps between January 1, 2001 and December 31, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first three months of 2002, total loans held for sale decreased by $4.4 million, from $7.7 million at December 31, 2001 to $3.3 million at March 31, 2002. The change was the result of the sale of $6.3 million of student loans and the sale of $4.7 million of residential loans, offset by originations of $6.6 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2001 and at March 31, 2002.

Loans Receivable

During the first three months of 2002, total loans receivable increased by $7.7 million from $342.7 million at December 31, 2001, to $350.4 million at March 31, 2002. Loans receivable represented 60% of total deposits and 55% of total assets at March 31, 2002, as compared to 61% and 56%, respectively, at December 31, 2001.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at March 31, 2002, were $1.4 million, or 0.22%, of total assets as compared to $888,000, or 0.15%, of total assets at December 31, 2001. Foreclosed real estate totaled $107,000 at March 31, 2002, and $12,000 as of December 31, 2001.

The summary table below presents information regarding nonperforming loans and assets as of March 31, 2002 and 2001 and December 31, 2001.

                                Nonperforming Loans and Assets
---------------------------------------------------------------------------------------------
((dollars in thousands)                         March 31,       December 31,       March 31,
                                                  2002             2001              2001
---------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                        $  444           $  127           $  299
Consumer                                              15              116                8
Real estate:
    Construction                                       0                0                0
    Mortgage                                         835              633              794
---------------------------------------------------------------------------------------------
       Total nonaccrual loans                      1,294              876            1,101
Restructured loans                                     0                0                0
---------------------------------------------------------------------------------------------
       Total nonperforming loans                   1,294              876            1,101
Foreclosed real estate                               107               12               42
---------------------------------------------------------------------------------------------
       Total nonperforming assets                  1,401              888            1,143
---------------------------------------------------------------------------------------------
Loans past due 90 days or more                         0                0                0
---------------------------------------------------------------------------------------------
          Total nonperforming assets and
         Loans past due 90 days or more           $1,401           $  888           $1,143
---------------------------------------------------------------------------------------------
Nonperforming loans to total loans                  0.37%            0.26%            0.37%
Nonperforming assets to total assets                0.22%            0.15%            0.22%
---------------------------------------------------------------------------------------------


The following table sets forth information regarding the Company's provision and allowance for loan losses.

                                   Allowance for Loan Losses
---------------------------------------------------------------------------------------------
(dollars in thousands)                                         3 Months        Year Ending
                                                                Ending         December 31,
                                                               March 31,           2001
                                                                 2002
---------------------------------------------------------------------------------------------
Balance at beginning of period                               $      4,544       $     3,732
Provisions charged to operating expenses                              435             1,469
---------------------------------------------------------------------------------------------
                                                                    4,979             5,201
Recoveries of loans previously charged-off:
    Commercial                                                         11                 3
    Consumer                                                            0                21
    Real estate                                                         1                 0
---------------------------------------------------------------------------------------------
Total recoveries                                                       12                24
Loans charged-off:
    Commercial                                                         22               475
    Consumer                                                           41                85
    Real estate                                                       143               121
---------------------------------------------------------------------------------------------
Total charged-off                                                     206               681
---------------------------------------------------------------------------------------------
Net charge-offs                                                       194               657
---------------------------------------------------------------------------------------------
Balance at end of period                                     $      4,785       $     4,544
---------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                        0.05%             0.21%
---------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   Period-end loans                                                 1.37%             1.33%
---------------------------------------------------------------------------------------------

Deposits

Total deposits at March 31, 2002 were $588.4 million, up $26.6 million, or 5%, over total deposits of $561.7 million at December 31, 2001. The average balances and weighted average rates paid on deposits for the first three months of 2002 and 2001 are presented in the following table.

---------------------------------------------------------------------------------------------
                                                      Three Months Ended March 31,
---------------------------------------------------------------------------------------------
                                                    2002                      2001
---------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
---------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   103,911               $     79,389
    Interest-bearing (money                   129,423      1.38%          91,332      2.99%
        market and checking)
Savings                                       172,780      2.13          121,210      3.72
Time deposits                                 167,220      4.58          169,316      5.71
---------------------------------------------------------------------------------------------
Total deposits                            $   573,334               $    461,247
---------------------------------------------------------------------------------------------

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

The Company's income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, the Company's model projects a 200 basis point increase and a 100 basis point decrease during the next year, with rates remaining constant in the second year.

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At March 31, 2002, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. During 2001, the Federal Reserve lowered short-term interest rates by 475 basis points, pushing the Federal Funds rate down to 1.75% from 6.5% at year-end 2000, the lowest level in over 40 years. The Company's ALCO believed it was more realistic to measure current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At March 31, 2002, the Company's income simulation model indicates net income would increase 0.2% and decrease 1.6% in the first year and over a two-year time frame, respectively, if rates decreased 100 basis points. The model projects that net income would decrease by 0.8% and increase 0.1% in the first year and over a two-year time frame, respectively, if rates increased as described above. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2002 provide an accurate assessment of the Company's interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2002, the market value of equity indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2002, the total potential liquidity for the Company through these secondary sources was $194 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2002, stockholders' equity totaled $34.3 million, up 5.1% over stockholders' equity of $32.6 million at December 31, 2001. Stockholders' equity at March 31, 2002 included $446,000 gross unrealized losses, net of income taxes, on securities available for sale. Excluding this unrealized loss, gross stockholders' equity increased by $2.0 million from $32.7 million at December 31, 2001, to $34.7 million at March 31, 2002 due principally to retained net income.

On June 15, 2000, the Company issued $5.0 million of 11.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly owned banking subsidiary, to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

On September 28, 2001, the Company issued $8.0 million of 10.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly owned banking subsidiary, to be used for additional capitalization purposes. At March 31, 2002, $6.6 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes and the remaining $1.4 million qualifies as Tier 2 capital.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                                                                                    Under Prompt Corrective
                                        March 31,       December 31,           For Capital             Action Provisions
                                           2002             2001            Adequacy Purposes
-----------------------------------------------------------------------------------------------------------------------------

Risk-Based Capital Ratios:
         Total                            11.72%             11.78%               8.00%                      10.00%

         Tier 1                           10.34              10.22                4.00                        6.00

         Leverage ratio                    7.43               7.33                4.00                        5.00
         (to average assets)
-----------------------------------------------------------------------------------------------------------------------------

At March 31, 2002,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the fed funds rate and National Prime fell 475 basis points between January 1, 2001 and December 31, 2001, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first quarter 2002 was 4.38%, up 15 basis points over 4.23% for the first quarter 2001.

Currently, Commerce has 73% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

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

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share..................................Exhibit 11

(b.) Reports on Form 8-K

On February 15, 2002, the Company filed a form 8-K announcing the following information:

Effective February 15, 2002, Gary L. Nalbandian, the current Chairman of the Board of Directors of Pennsylvania Commerce Bancorp, Inc. and its one wholly-owned bank subsidiary, Commerce Bank/Harrisburg, N.A., was elected to the additional positions of President and Chief Executive Officer of the Company and the Bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        05/13/02                                  /s/ Gary L Nalbandian
-------------------------              ----------------------------------------
         (Date)                                     Gary L. Nalbandian
                                                      President/CEO




        05/13/02                                     /s/ Mark A. Zody
-------------------------              ----------------------------------------
         (Date)                                        Mark A. Zody
                                                 Executive Vice President
                                                 Chief Financial Officer