Form 10-Q
period 2002-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2002-08-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002
                                             -------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                 1,992,037 Common shares outstanding at 07/31/02
               --------------------------------------------------

   Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                  ---     -----

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)..............................3
         June 30, 2002, and December 31, 2001

         Consolidated Statements of Income (Unaudited)........................4
         Three months ended June 30, 2002 and June 30, 2001
         Six months ended June 30, 2002 and June 30, 2001

         Consolidated  Statements of Stockholders' Equity  (Unaudited)........5
         Six months ended June 30, 2002 and June 30, 2001

         Consolidated Statements of Cash Flows (Unaudited)....................6
         Six months ended June 30, 2002, and June 30, 2001

         Notes to Consolidated Financial Statements (Unaudited)...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................21

Item 2.  Changes in Securities and Use of Proceeds...........................21

Item 3.  Defaults Upon Senior Securities.....................................21

Item 4.  Submission of Matters to a Vote of Securities Holders...............21

Item 5.  Other Information...................................................21

Item 6a. Exhibits
         Exhibit 11 & 99.....................................................21

Item 6b. Reports on Form 8-K.................................................21

         Signatures..........................................................24

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,          December 31,
                   ( in  thousands,  except  share  amounts)                                   2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 21,078            $ 21,555
                   Federal funds sold                                                             12,875               4,300
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 33,953              25,855
                   Securities, available for sale at fair value                                  132,065             107,315
                   Securities, held to maturity at cost
                     (fair value 2002: $121,609;  2001: $102,427 )                               120,358             103,349
                   Loans, held for sale
                     (fair value 2002: $2,986;  2001: $7,733 )                                     2,968               7,661
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      148,551             142,969
                        Construction and land development                                         31,644              32,863
                        Residential mortgage                                                      60,836              48,415
                        Tax-exempt                                                                 3,372               2,676
                     Commercial business                                                          48,435              42,399
                     Consumer                                                                     32,335              36,551
                     Lines of credit                                                              34,900              36,801
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 360,073             342,674
                   Less:  Allowance for loan losses                                                4,965               4,544
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     355,108             338,130
                   Premises and equipment, net                                                    23,559              21,587
                   Accrued interest receivable                                                     3,869               3,542
                   Other assets                                                                    2,202               2,451
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 674,082           $ 609,890
-----------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 121,595           $ 105,171
                     Interest-bearing                                                            496,883             456,567
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           618,478             561,738
                   Accrued interest payable                                                          716                 837
                   Other liabilities                                                               2,971               1,722
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        635,165             577,297
-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2002:  1,992,037;  2001:  1,881,960               1,992               1,882
                   Surplus                                                                        27,585              25,263
                   Retained earnings                                                               7,739               5,159
                   Accumulated other comprehensive income (loss)                                   1,201                (111)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                38,917              32,593
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 674,082           $ 609,890
-----------------------------------------------------------------------------------------------------------------------------



                                                    See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unadutied)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months                   Six Months
                                                                                Ended June 30,                 Ended June 30,
                                                                     -------------------------------------------------------------
              (in thousands, except per share amounts)                       2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
Interest      Loans receivable, including fees:
Income            Taxable                                                 $ 6,599         $ 6,627        $ 13,199        $ 13,110
                  Tax - exempt                                                 19              33              41              70
              Securities :
                  Taxable                                                   3,614           2,702           6,759           5,009
                  Tax - exempt                                                 27              26              54              40
              Federal  funds  sold                                             83             101             162             403
              --------------------------------------------------------------------------------------------------------------------
                      Total  interest  income                              10,342           9,489          20,215          18,632
----------------------------------------------------------------------------------------------------------------------------------

Interest      Deposits                                                      3,262           3,899           6,498           8,068
Expense       Other borrowed money                                              0              11               0              11
              Long-term debt                                                  337             139             676             277
              --------------------------------------------------------------------------------------------------------------------
                      Total  interest  expense                              3,599           4,049           7,174           8,356
              --------------------------------------------------------------------------------------------------------------------
              Net  interest  income                                         6,743           5,440          13,041          10,276
              Provision  for  loan  losses                                    280             315             715             600
              --------------------------------------------------------------------------------------------------------------------
                      Net  interest  income  after
                        provision  for  loan  losses                        6,463           5,125          12,326           9,676
----------------------------------------------------------------------------------------------------------------------------------

Noninterest   Service charges and other fees                                1,564           1,417           3,128           2,762
Income        Other operating income                                          127             119             254             245
              Gain on sale of securities available for sale                     0               0               0              52
              Gain on sale of loans                                            57              58             189             262
              --------------------------------------------------------------------------------------------------------------------
                      Total  noninterest  income                            1,748           1,594           3,571           3,321
----------------------------------------------------------------------------------------------------------------------------------

Noninterest   Salaries  and  employee  benefits                             2,916           2,434           5,582           4,732
Expenses      Occupancy                                                       559             551           1,086           1,066
              Furniture  and  equipment                                       359             369             706             708
              Advertising  and  marketing                                     586             390           1,173             780
              Data  processing                                                523             311             949             622
              Postage  and  supplies                                          203             198             412             410
              Audits , regulatory  fees  and  assessments                     109              98             218             197
              Other                                                           927             767           1,803           1,497
              --------------------------------------------------------------------------------------------------------------------
                      Total  noninterest  expenses                          6,182           5,118          11,929          10,012
              --------------------------------------------------------------------------------------------------------------------
              Income  before  income  taxes                                 2,029           1,601           3,968           2,985
              Provision  for  federal  income  taxes                          682             533           1,331             994
              --------------------------------------------------------------------------------------------------------------------
                      Net  income                                         $ 1,347         $ 1,068         $ 2,637         $ 1,991
----------------------------------------------------------------------------------------------------------------------------------
              Net  income  per  common share :  Basic                      $ 0.68          $ 0.56          $ 1.35          $ 1.05
                                                Diluted                      0.61            0.51            1.21            0.96
----------------------------------------------------------------------------------------------------------------------------------


                                                       See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                                       Preferred     Common                  Retained     Comprehensive
( in  thousands )                                        Stock       Stock       Surplus     Earnings     Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                              $ 400     $ 1,749     $ 20,861     $ 4,334             $ (676)   $ 26,668
Comprehensive income:
   Net  income                                               -           -            -       1,991                  -       1,991
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                             -           -            -           -                528         528
                                                                                                                       ------------
Total comprehensive income                                                                                                   2,519
Dividends declared on preferred stock                        -           -            -         (40)                 -         (40)
Common stock issued under stock option plans                 -          12           93           -                  -         105
Income tax benefit of stock options exercised                -           -           69           -                  -          69
Common stock issued under employee stock purchase plan       -           -            6           -                  -           6
Proceeds from issuance of common stock in connection
 with dividend reinvestment and stock purchase plan          -           5          166           -                  -         171
Other                                                        -           -           12         (12)                 -           -
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 2001                                            $ 400     $ 1,766     $ 21,207     $ 6,273             $ (148)   $ 29,498
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                              Other
                                                       Preferred     Common                  Retained     Comprehensive
( in  thousands )                                        Stock       Stock       Surplus     Earnings     Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                              $ 400     $ 1,882     $ 25,263     $ 5,159             $ (111)   $ 32,593
Comprehensive income:
   Net  income                                               -           -            -       2,637                  -       2,637
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                             -           -            -           -              1,312       1,312
                                                                                                                       ------------
Total comprehensive income                                                                                                   3,949
Dividends declared on preferred stock                        -           -            -         (40)                 -         (40)
Common stock issued under stock option plans                 -          96        1,409           -                  -       1,505
Income tax benefit of stock options exercised                -           -          292           -                  -         292
Common stock issued under employee stock purchase plan       -           -           15           -                  -          15
Proceeds from issuance of common stock in connection
 with dividend reinvestment and stock purchase plan          -          14          589           -                  -         603
Other                                                        -           -           17         (17)                 -           -
-----------------------------------------------------------------------------------------------------------------------------------
June 30, 2002                                            $ 400     $ 1,992     $ 27,585     $ 7,739            $ 1,201    $ 38,917
-----------------------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six Months Ended
                                                                                                              June 30,
                   ( in  thousands )                                                                    2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                         $ 2,637          $ 1,991
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                          715              600
                       Provision for depreciation and amortization                                        709              707
                       Deferred income taxes                                                             (110)            (181)
                       Amortization of securities premiums and accretion of discounts, net                300              107
                       Net gain on sale of securities available for sale                                    0              (52)
                       Proceeds from sale of loans                                                     22,746           29,772
                       Loans originated for sale                                                      (17,861)         (32,124)
                       Gain on sales of loans                                                            (189)            (262)
                       Stock granted under stock purchase plan                                             15                6
                       (Increase) decrease in accrued interest receivable and other assets               (344)            (380)
                       Increase in accrued interest payable and other liabilities                       1,128              328
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                                9,746              512
-------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                12,039            5,823
                      Purchases                                                                       (29,124)         (49,138)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                                21,119           15,859
                      Proceeds from sales                                                                   0            7,497
                      Purchases                                                                       (44,106)         (21,326)
                   Proceeds from sale of loans receivable                                                   0            3,255
                   Net increase in loans receivable                                                   (17,693)         (21,828)
                   Purchases of premises and equipment                                                 (2,681)          (2,236)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  (used)  by  investing  activities                                (60,446)         (62,094)
-------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                57,666           42,084
                   Net increase (decrease) in time deposits                                              (926)           2,701
                   Proceeds from common stock options exercised                                         1,505              105
                   Proceeds from common stock purchase and dividend reinvestment plans                    603              171
                   Cash dividends on preferred stock and cash in lieu of fractional shares                (50)             (40)
                   ------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                               58,798           45,021
                   ------------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                                     8,098          (16,561)
                   Cash and cash equivalents at beginning of year                                      25,855           39,649
                   ------------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                        $ 33,953          $23,088
                   ------------------------------------------------------------------------------------------------------------



                                                    See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Adoption of this statement will not have a material impact on the Company's financial condition or results of operations.



Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.


Future Branch Facilities

The Company entered into a land lease for the premises located in front of the Camp Hill Mall at 32nd Street and Trindle Road in the Borough of Camp Hill, Cumberland County, Pennsylvania. The land lease commenced in April 2002 with a term of 20 years and annual rent payments began in August 2002. Rent is subject to change on terms set forth in the lease agreement. Commerce subsequently opened this branch for business on August 3, 2002.

The Bank leases office space at 4 Lemoyne Drive, Suite 100, Lemoyne, Pennsylvania. The lease for 1,885 square feet commenced October 1, 1998, with an initial term of 2 years and year-to year renewal options. In June 2002, the Bank exercised its option to renew for a third 1-year renewal period beginning October 1, 2002 and ending on September 30, 2003.



Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale and securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                  Three Months Ended June30,         Six Months Ended June 30,
                                  --------------------------         -------------------------
                                     2002            2001               2002          2001
                                 -------------- ---------------     ------------- --------------
Unrealized holding gains
   (losses) on available for
   sale securities occurring
   during the period                    $2,495           ($33)            $1,988           $852

Reclassification adjustment for
   gains included in net
   income                                    0               0                 0           (52)
                                 -------------- ---------------     ------------- --------------

Net Unrealized Gains (Losses)            2,495            (33)             1,988            800


Tax effect                               (848)              11             (676)          (272)
                                 ------------------------------     ------------- --------------

Net of Tax Other Comprehensive
   Income (Loss)                        $1,647           ($22)            $1,312           $528
                                 ============== ===============     ============= ==============


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

OVERVIEW

Net income for the quarter increased 26% to $1.3 million as compared to $1.1 million for the second quarter of 2001 and total revenues (net interest income plus noninterest income) increased by 21% to $8.5 million for the quarter. Diluted net income per common share increased 20% to $0.61 from $0.51 per share in the second quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2002). At June 30, 2002, the Company had total assets of $674.1 million, total loans (including loans held for sale) of $363.0 million, and total deposits of $618.5 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $617.2 million for the second quarter of 2002 as compared to $484.8 million for the same period in 2001. Approximately $48.8 million, or 37%, of this increase was in average loans outstanding and $83.6 million, or 63%, was in average investment securities and federal funds sold. The yield on earning assets for the second quarter of 2002 was 6.72%, a decrease of 113 basis points (bps) from the comparable period in 2001. This decrease was mainly the result of eleven decreases in short-term interest rates totaling 475 bps by the Federal Reserve Board during 2001.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $104.6 million. Interest-bearing liabilities increased from $399.6 million during the second quarter of 2001 to $511.1 million during the second quarter of 2002. Average savings deposits increased $56.5 million over second quarter a year ago, average public funds deposits increased $48.2 million and average non-interest bearing demand deposits increased by $20.3 million. Average time deposits decreased $13.6 million during the quarter as compared to the second quarter one year ago.

The average rate paid on these liabilities for the second quarter of 2002 was 2.82%, a decrease of 124 basis points from the comparable period in 2001. The Company's aggregate cost of funding sources was 2.34% for the second quarter of 2002, a decrease of 101 basis points from the prior year. This is the result of a decrease in the average rates paid on all interest bearing deposits partially offset by the issuance of $8.0 million of long-term debt in September 2001, which bears interest at a higher rate than the Company's deposits.

Interest earning assets for the first six months averaged $598.4 versus $472.4 million for the comparable period in 2001. The yield on earning assets decreased to 6.79% during the first half of 2002, from 7.95% for the first half of 2001.

The level of average interest-bearing liabilities increased from $393.3 million for the first half of 2001 to $496.9 million for the first six months of 2002. The Company's cost of funds for the first half of 2002 was 2.42%, down 115 basis points from 3.57% for the comparable period in the prior year.



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

Interest income increased by $853,000, or 9%, over the second quarter of 2001. Interest expense for the second quarter of 2002 decreased by $450,000, or 11%, compared to the second quarter of 2001.

Net interest income for the second quarter of 2002 increased by $1.3 million, or 24%, over the same period in 2001. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.90% during the second quarter of 2002 compared to 3.79% during the same period of the previous year. The net interest margin decreased by 12 basis points from 4.50% for the second quarter 2001 to 4.38% during the second quarter of 2002.

For the first six months ended June 30, 2002, interest income increased by $1.6 million, or 9%, over the same period in 2001. Interest expense for the first six months of 2002 totaled $7.2 million, a decrease of $1.2 million, or 14%, from the first six months of 2001.

Net interest income for the first six months of 2002 increased by $2.8 million, or 27%, over the same period in 2001. The Company's net interest margin increased from 4.36% for the first six months of 2001 to 4.37% for the first half of 2002.



Noninterest Income

Noninterest income for the second quarter of 2002 increased by $154,000, or 10%, over the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first six months of 2002 is nonrecurring income of $95,000, as a result of a gain on the sale of student loans. Included in noninterest income for the first six months of 2001 is nonrecurring income of $233,000, comprised of a $102,000 gain on the sale of student loans, a $79,000 gain from the sale of Small Business Administration loans, and a $52,000 gain on sale of securities available for sale. Excluding these transactions, recurring core noninterest income for the first six months of 2002 totaled $3.5 million as compared to $3.1 million for the first half of 2001, an increase of 13%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2002, noninterest expenses increased by $1.1 million, or 21%, over the same period in 2001. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening two additional branch offices, one each in October 2001 and June 2002, respectively. In addition, staffing and occupancy expenses increased in preparation for the August opening of the Trindle Road branch in Camp Hill, Pennsylvania. A comparison of noninterest expense for certain categories for the three months ended June 30, 2002, and June 30, 2001, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $482,000, or 20%, for the second quarter of 2002 over the second quarter of 2001. This increase is consistent with increases in staff levels necessary to handle Company growth from second quarter 2001 to second quarter 2002, including the additional staff of the branch offices opened in October 2001 and June 2002.

Occupancy expenses of $559,000 were $8,000 higher for the second quarter of 2002 than for the three months ended June 30, 2001. Increased occupancy expenses primarily are a result of the two branch offices opened in October 2001 and June 2002 offset by rental income earned at the downtown Harrisburg location.

Advertising and marketing expenses totaled $586,000 for the three months ended June 30, 2002, an increase of $196,000, or 50% from the second quarter of 2001. This increase was primarily the result of increased advertising efforts in each of the Company's markets along with grand opening celebrations at the newly opened branches in Red Lion, PA and downtown Harrisburg. The Company's markets will continue to expand as the branch network grows.

Data processing expenses of $523,000 were $212,000, or 68%, higher in the second quarter of 2002 than the three months ended June 30, 2001. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs. Also, during the second quarter 2002, Commerce converted its check statement processing function to an image system as an added convenience for customers. The increased data processing costs to implement this system are expected to result in lower supplies expense and postage expense in the future that would have been incurred with continued paper checking statement processing.

Audits and regulatory fees increased by $11,000, or 11%, from $98,000 for the second quarter of 2001 to $109,000 for the second quarter of 2002. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $160,000, or 21%, for the three-month period ended June 30, 2002, as compared to the same period in 2001. Components of the increase include telephone services for new branch locations, increase in volume and service costs of coin and currency delivery, higher loan expenses due to an increase in loan volume, higher provisions for non-credit related losses, an increase in Pennsylvania Shares Tax which is based on the Bank's equity, and increased insurance costs offset by a decrease in checkbook printing costs.

For the first six months of 2001, total noninterest expenses increased by $1.9 million, or 19% over the comparable period in 2001. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $850,000, or 18%, over the first six months of 2001. The increase was due to normal increases and additional salary and benefits costs due to and increase in the level of full-time equivalent employees from 316 at June 30, 2001 to 350 at June 30, 2002 as well as the addition of new staff to operate the new branches opened in October 2001 and June 2002.

Data processing expenses increased $327,000 or 53%, for the first six months of 2002 as compared to the first six months of 2001. The increase is the result of higher data processing support costs and processing higher volumes of customer transactions.

Audit and regulatory fees increased by $21,000, or 11%, for the first six months of 2002 over the same period in 2001. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits.

Other noninterest expenses for the first six months of 2002 were $1.8 million compared to $1.5 million for the similar period in 2001. Components of the increase include telephone services for new branch locations, increase in volume and service costs of coin and currency delivery, higher loan expenses due to an increase in loan volume, higher provisions for non-credit related losses, an increase in Pennsylvania Shares Tax which is based on the Bank's equity, and increased insurance costs offset by a decrease in checkbook printing costs.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.66% for the three months ended June 30, 2002, less than the 2.70% reported for the three months ended June 30, 2001, and 2.64% for the six months of 2002 compared to 2.74% for the first half of 2001. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2002, the operating efficiency ratio was 72.4%, compared to 72.7% for the similar period in 2001. For the six months ended June 30, 2002, this ratio was 71.9% compared to 74.9% for the six months ended June 30, 2001.

Provision for Federal Income Taxes

The  provision for federal  income taxes was $682,000 for the second  quarter of

2002 as compared to $533,000 for the same period in 2001. For the six months ended June 30, the provision was $1.3 million and $1.0 million for 2002 and 2001, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.5% for the first six months of 2002 and 33.3% for the same period in 2001.

Net Income and Net Income Per Share

Net income for the second quarter of 2002 was $1.3 million, an increase of $279,000, or 26%, over the $1.1 million recorded in the second quarter of 2001. The increase was due to an increase in net interest income of $1.3 million, an increase in noninterest income of $154,000, offset partially by an increase in noninterest expenses of $1.1 million, a decrease of $35,000 in the provision for loan losses, and an increase of $149,000 in the provision for income taxes.

Net income for the first six months of 2002 was $2.6 million as compared to $2.0 million recorded in the first six months of 2001.The increase was due to an increase in net interest income of $2.8 million, an increase in noninterest income of $250,000, offset partially by an increase in noninterest expenses of $1.9 million, an increase of $115,000 in the provision for loan losses, and an increase of $337,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2002, increased 29% to $1.35 per common share for the first six months of 2002 compared to $1.05 for the same period in 2001. Diluted earnings per common share were $1.21 for the first six months of 2002 and $0.96 for the same period in 2001, an increase of 26%.



Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the second quarter of 2002 and second quarter of 2001 was 0.82%. The ROA for the first six months of 2002 and 2001 was 0.83% and 0.79%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2002 was 14.57%, as compared to 14.85% for the second quarter of 2001. The annualized ROE for the first six months of 2002 was 15.01%, as compared to 14.24% for the first six months of 2001.



FINANCIAL CONDITION

Securities

During the first six months of 2002, securities available for sale increased by $24.8 million (net of unrealized appreciation) from $107.3 million at December 31, 2001 to $132.1 million at June 30, 2002. This resulted from the purchase of $44.1 million in securities, partially offset by $21.1 million in principal repayments.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, AAA CMO securities, corporate debt, and equity securities. The weighted average life of the securities available for sale portfolio was 5.0 years at June 30, 2002 with a weighted average yield of 6.22%.

During the first six months of 2002, securities held to maturity increased from $103.3 million to $120.4 million primarily as a result of the purchase of $29.1 million in securities, offset by principal repayments of $12.0 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA CMO securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 7.8 years at June 30, 2002 with a weighted average yield of 6.32%.

Federal funds sold increased by $8.6 million during the first six months of 2002. Total securities and federal funds sold aggregated $265.3 million at June 30, 2002, and represented 39% of total assets.

The average yield on the combined securities portfolio for the first six months of 2002 was 6.14%, as compared to 6.73% for the similar period of 2001. The average yield earned on federal funds sold during the first six months of 2002 was 1.66%, down 353 basis points from 5.19% earned during the first six months of 2001. The decrease in the yield in the investment securities portfolio and on federal funds sold is a result of eleven decreases in short-term interest rates by the Federal Reserve Bank for a total of 475 bps between January 1, 2001 and December 31, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first six months of 2002, total loans held for sale decreased by $4.7 million, from $7.7 million at December 31, 2001 to $3.0 million at June 30, 2002. The change was the result of the sale of $6.3 million of student loans and the sale of $16.3 million of residential loans, offset by originations of $17.9 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2001 and 0.4% of total assets at June 30, 2002.

Loans Receivable

During the first six months of 2002, total loans receivable increased by $17.4 million from $342.7 million at December 31, 2001, to $360.1 million at June 30, 2002. Loans receivable represented 58% of total deposits and 53% of total assets at June 30, 2002, as compared to 61% and 56%, respectively, at December 31, 2001.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at June 30, 2002, were $1.3 million, or 0.20%, of total assets as compared to $888,000, or 0.15%, of total assets at December 31, 2001. Foreclosed real estate totaled $125,000 at June 30, 2002, and $12,000 as of December 31, 2001.

The summary table below presents information regarding nonperforming loans and assets as of June 30, 2002 and 2001 and December 31, 2001.

                         Nonperforming Loans and Assets
------------------------------------------------------------------------------------------------
(dollars in thousands)                          June 30,       December 31,        June 30,
                                                  2002             2001              2001
------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $         376       $      127     $         508
Consumer                                                  74              116               126
Real estate:
    Construction                                           0                0                 0
    Mortgage                                             757              633               805
------------------------------------------------------------------------------------------------
       Total nonaccrual loans                          1,207              876             1,439
Restructured loans                                         0                0                 0
------------------------------------------------------------------------------------------------
       Total nonperforming loans                       1,207              876             1,439
Foreclosed real estate                                   125               12                12
------------------------------------------------------------------------------------------------
       Total nonperforming assets                      1,332              888             1,451
------------------------------------------------------------------------------------------------
Loans past due 90 days or more                             0                0                 0
------------------------------------------------------------------------------------------------
          Total nonperforming assets and
         Loans past due 90 days or more        $       1,332       $      888     $       1,451
------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                     0.34%            0.26%             0.47%
Nonperforming assets to total assets                   0.20%            0.15%             0.27%
------------------------------------------------------------------------------------------------

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
----------------------------------------------------------------------------------------------
(dollars in thousands)                                         6 Months        Year Ending
                                                                Ending         December 31,
                                                               June 30,            2001
                                                                 2002
----------------------------------------------------------------------------------------------
Balance at beginning of period                                 $      4,544       $     3,732
Provisions charged to operating expenses                                715             1,469
----------------------------------------------------------------------------------------------
                                                                      5,259             5,201
Recoveries of loans previously charged-off:
    Commercial                                                           40                 3
    Consumer                                                              1                21
    Real estate                                                          19                 0
----------------------------------------------------------------------------------------------
Total recoveries                                                         60                24

Loans charged-off:
    Commercial                                                          129               475
    Consumer                                                             61                85
    Real estate                                                         164               121
----------------------------------------------------------------------------------------------
Total charged-off                                                       354               681
----------------------------------------------------------------------------------------------
Net charge-offs                                                         294               657
----------------------------------------------------------------------------------------------
Balance at end of period                                       $      4,965       $     4,544
----------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                          0.08%             0.21%
----------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
   Period-end loans                                                   1.38%             1.33%
----------------------------------------------------------------------------------------------

Deposits

Total deposits at June 30, 2002 were $618.5 million, up $56.7 million, or 10%, over total deposits of $561.7 million at December 31, 2001. The average balances and weighted average rates paid on deposits for the first six months of 2002 and 2001 are presented in the following table.

----------------------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
                                                    2002                      2001
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   107,896               $    85,493
    Interest-bearing (money market            129,986     1.36%          94,635      2.64%
         and checking)
Savings                                       183,081     2.13          130,204      3.39
Time deposits                                 170,788     4.36          162,865      5.75
----------------------------------------------------------------------------------------------
Total deposits                            $   591,751               $   473,197
----------------------------------------------------------------------------------------------


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

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At June 30, 2002, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. During 2001, the Federal Reserve lowered short-term interest rates by 475 basis points, pushing the Federal Funds rate down to 1.75% from 6.5% at year-end 2000, the lowest level in over 40 years. The Company's ALCO believed it was more realistic to measure current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At June 30, 2002, the Company's income simulation model indicates net income would decrease 0.13% in the first year and decrease 3.62% over a two-year time frame, respectively, if rates decreased 100 basis points. The model projects that net income would increase by 0.25% and increase 4.67% in the first year and over a two-year time frame, respectively, if rates increased by 200 basis points. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2002 provide an accurate assessment of the Company's interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2002, the market value of equity indicates an acceptable level of interest rate risk.

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

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2002, the total potential liquidity for the Company through these secondary sources was $194 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At June 30, 2002, stockholders' equity totaled $38.9 million, up 19% over stockholders' equity of $32.6 million at December 31, 2001. Stockholders' equity at June 30, 2002 included $1.2 million gross unrealized gains, net of income taxes, on securities available for sale. Excluding this unrealized gains, gross stockholders' equity increased by $5.0 million from $32.7 million at December 31, 2001, to $37.7 million at June 30, 2002 due to retained net income and the proceeds from the stock option and stock purchase plans.

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

On September 28, 2001, the Company issued $8.0 million of 10.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust II, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were downstreamed to Commerce Bank/Harrisburg, N.A., the Company's wholly owned banking subsidiary, to be used for additional capitalization purposes. At June 30, 2002, $7.57 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes and the remaining $428,000 qualifies as Tier 2 capital.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                                                                                    Under Prompt Corrective
                                        June 30,        December 31,           For Capital             Action Provisions
                                           2002             2001            Adequacy Purposes
-----------------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:
         Total                            12.11%             11.78%               8.00%                      10.00%

         Tier 1                           10.94              10.22                4.00                        6.00

         Leverage ratio                    7.59               7.33                4.00                        5.00
         (to average assets)
-----------------------------------------------------------------------------------------------------------------------------

At June 30,  2002,  the  consolidated  capital  levels of the Company and of the
subsidiary  bank   (Commerce)  met  the  definition  of  a  "well   capitalized"
institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the federal funds rate and National Prime Rate fell 475 basis points between January 1, 2001 and December 31, 2001, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first half of 2002 was 4.37%, a difference of 1 basis point over 4.36% for the first half of 2001.

Currently, Commerce has 74% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds

No items to report for the quarter ending June 30, 2002.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending June 30, 2002.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Company's Shareholders was held on May 17, 2002. The item of business approved by the shareholders at the annual meeting was the election of eight directors for a one-year term. No proposals were submitted for the election of other directors.

Item 5.  Other Information

In the second quarter, Pennsylvania Commerce Bancorp, Inc. and Commerce Bank/Harrisburg, N.A. entered into an amendment of a 1997 Network Agreement between the Bank and Commerce Bancorp, Inc. Commerce Bancorp, Inc. is a New Jersey bank holding company that has developed valuable trademarks and banking operations systems. Through the Network Agreement, Pennsylvania Commerce Bancorp, Inc. is able to use the trademarks and systems developed by Commerce
Bancorp, Inc., and its ability to do so enables it to be competitive in Pennsylvania with larger financial institutions while maintaining its independence as a community bank.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...................................Exhibit 11

Certification of Chief Executive Officer and Chief Financial Officer..Exhibit 99



(b.) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                  (Registrant)








        08/14/02                                  /s/ Gary L Nalbandian
-------------------------              -----------------------------------------
         (Date)                                     Gary L. Nalbandian
                                                      President/CEO




        08/14/02                                     /s/ Mark A. Zody
-------------------------              -----------------------------------------
         (Date)                                        Mark A. Zody
                                                 Executive Vice President
                                                 Chief Financial Officer