Form 10-Q
period 2002-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2002-11-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                                          ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                            Commission File 333-78445
                                            ---------

                      PENNSYLVANIA COMMERCE BANCORP, INC.
                      -----------------------------------
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

                                 (717) 975-5630
                                 --------------
                           (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     2,004,777  Common  shares outstanding at 10/31/02
     -------------------------------------------------

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

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)...............................3
         September 30, 2002, and December 31, 2001

         Consolidated Statements of Income (Unaudited).........................4
         Three months ended September 30, 2002 and September 30, 2001
         Nine months ended September 30, 2002 and September 30, 2001

         Consolidated Statements of Stockholders' Equity  (Unaudited)..........5
         Nine months ended September 30, 2002 and September 30, 2001

         Consolidated Statements of Cash Flows (Unaudited).....................6
         Nine months ended September 30, 2002, and September 30, 2001

         Notes to Consolidated Financial Statements (Unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20

Item 4.  Controls and Procedures..............................................21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21
Item 2.  Changes in Securities and Use of Proceeds............................21
Item 3.  Defaults Upon Senior Securities......................................21
Item 4.  Submission of Matters to a Vote of Securities Holders................21
Item 5.  Other Information....................................................21
Item 6a. Exhibits.............................................................22
Item 6b. Reports on Form 8-K..................................................22

         Signatures...........................................................23
         Certifications.......................................................24

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           September 30,       December 31,
                   ( in  thousands,  except  share  amounts)                                   2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 29,210            $ 21,555
                   Federal funds sold                                                             71,200               4,300
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                100,410              25,855
                   Securities, available for sale at fair value                                  173,553             107,315
                   Securities, held to maturity at cost
                     (fair value 2002: $113,759;  2001: $102,427 )                               110,556             103,349
                   Loans, held for sale
                     (fair value 2002: $9,534;  2001: $7,733 )                                     9,471               7,661
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      147,784             142,969
                        Construction and land development                                         32,779              32,863
                        Residential mortgage                                                      62,130              48,415
                        Tax-exempt                                                                 4,199               2,676
                     Commercial business                                                          49,083              42,399
                     Consumer                                                                     34,292              36,551
                     Lines of credit                                                              36,481              36,801
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 366,748             342,674
                   Less:  Allowance for loan losses                                                5,270               4,544
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     361,478             338,130
                   Premises and equipment, net                                                    25,130              21,587
                   Accrued interest receivable                                                     3,828               3,542
                   Other assets                                                                    5,385               2,451
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 789,811           $ 609,890
-----------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 132,722           $ 105,171
                     Interest-bearing                                                            598,781             456,567
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           731,503             561,738
                   Accrued interest payable                                                          789                 837
                   Other liabilities                                                               3,486               1,722
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        748,778             577,297
-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2002:  2,000,112;  2001:  1,881,960               2,000               1,882
                   Surplus                                                                        27,826              25,263
                   Retained earnings                                                               9,186               5,159
                   Accumulated other comprehensive income (loss)                                   1,621                (111)
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                41,033              32,593
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 789,811           $ 609,890
=============================================================================================================================

                                                   See accompanying notes .

                                                              3

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unadutied)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                   Three Months                 Nine Months
                                                                                Ended September 30,          Ended September 30,
                                                                          ------------------------------------------------------
              (in thousands, except per share amounts)                           2002          2001           2002         2001
--------------------------------------------------------------------------------------------------------------------------------

Interest      Loans receivable, including fees:
Income            Taxable                                                     $ 6,769       $ 6,728       $ 19,968      $19,838
                  Tax - exempt                                                     31            28             72           98
              Securities :
                  Taxable                                                       3,776         2,824         10,535        7,833
                  Tax - exempt                                                     26            27             80           67
              Federal funds sold                                                  186           106            348          509
              ------------------------------------------------------------------------------------------------------------------
                      Total interest income                                    10,788         9,713         31,003       28,345
--------------------------------------------------------------------------------------------------------------------------------

Interest      Deposits                                                          3,276         3,831          9,774       11,899
Expense       Other borrowed money                                                  0             2              0           13
              Long-term debt                                                      339           145          1,015          422
              ------------------------------------------------------------------------------------------------------------------
                      Total interest expense                                    3,615         3,978         10,789       12,334
              ------------------------------------------------------------------------------------------------------------------
              Net interest income                                               7,173         5,735         20,214       16,011
              Provision for loan losses                                           375           405          1,090        1,005
              ------------------------------------------------------------------------------------------------------------------
                      Net interest income after provision for loan losses       6,798         5,330         19,124       15,006
--------------------------------------------------------------------------------------------------------------------------------

Noninterest   Service charges and other fees                                    1,747         1,420          4,875        4,182
Income        Other operating income                                              105           124            359          369
              Gain on sale of securities available for sale                         0             0              0           52
              Gain on sale of loans                                               142            52            331          314
              ------------------------------------------------------------------------------------------------------------------
                      Total noninterest income                                  1,994         1,596          5,565        4,917
--------------------------------------------------------------------------------------------------------------------------------

Noninterest   Salaries and employee benefits                                    3,336         2,411          8,918        7,143
Expenses      Occupancy                                                           653           542          1,739        1,608
              Furniture and equipment                                             417           335          1,123        1,043
              Advertising and marketing                                           560           410          1,733        1,190
              Data  processing                                                    462           351          1,411          973
              Postage and supplies                                                202           228            614          638
              Audits, regulatory fees and assessments                             112           102            330          299
              Other                                                               842           774          2,645        2,271
              ------------------------------------------------------------------------------------------------------------------
                      Total noninterest expenses                                6,584         5,153         18,513       15,165
              ------------------------------------------------------------------------------------------------------------------
              Income before income taxes                                        2,208         1,773          6,176        4,758
              Provision for federal income taxes                                  741           592          2,072        1,586
              ------------------------------------------------------------------------------------------------------------------
                      Net income                                              $ 1,467       $ 1,181        $ 4,104      $ 3,172
================================================================================================================================
              Net income per common share :  Basic                             $ 0.72        $ 0.63         $ 2.07       $ 1.68
                                             Diluted                             0.66          0.56           1.89         1.52
================================================================================================================================

                                                     See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                                        Preferred     Common                 Retained   Comprehensive
( in  thousands )                                         Stock        Stock       Surplus   Earnings   Income (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2000                               $ 400      $ 1,749      $ 20,861   $ 4,334         $ (676)     $ 26,668
Comprehensive income:
   Net  income                                                -            -             -     3,172              -         3,172
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                              -            -             -         -          1,588         1,588
                                                                                                                        ----------
Total comprehensive income                                                                                                  4,760
Dividends declared on preferred stock                         -            -             -       (60)             -           (60)
Common stock issued under stock option plans                  -           14           133         -              -           147
Income tax benefit of stock options exercised                 -            -            75         -              -            75
Common stock issued under employee stock purchase plan        -            -             8         -              -             8
Proceeds from issuance of common stock in connection
with dividend reinvestment and stock purchase plan            -           10           337         -              -           347
Other                                                         -            -            12       (12)             -             -
----------------------------------------------------------------------------------------------------------------------------------
September 30, 2001                                        $ 400      $ 1,773      $ 21,426   $ 7,434          $ 912      $ 31,945
==================================================================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                                        Preferred     Common                 Retained   Comprehensive
( in  thousands )                                         Stock        Stock        Surplus  Earnings   Income (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                               $ 400      $ 1,882      $ 25,263   $ 5,159         $ (111)     $ 32,593
Comprehensive income:
   Net  income                                                -            -             -     4,104              -         4,104
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                              -            -             -         -          1,732         1,732
                                                                                                                        ----------
Total comprehensive income                                                                                                  5,836
Dividends declared on preferred stock                         -            -             -       (60)             -           (60)
Common stock issued under stock option plans                  -          100         1,475         -              -         1,575
Income tax benefit of stock options exercised                 -            -           332         -              -           332
Common stock issued under employee stock purchase plan        -            -            16         -              -            16
Proceeds from issuance of common stock in connection
with dividend reinvestment and stock purchase plan            -           18           723         -              -           741
Other                                                         -            -            17       (17)             -             -
----------------------------------------------------------------------------------------------------------------------------------
September 30, 2002                                        $ 400      $ 2,000      $ 27,826   $ 9,186        $ 1,621      $ 41,033
==================================================================================================================================

                                                     See accompanying notes .

                                                                5

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine Months Ended
                                                                                                        September 30,
                   ( in  thousands )                                                                2002             2001
---------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                     $ 4,104          $ 3,172
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                    1,090            1,005
                       Provision for depreciation and amortization                                  1,106            1,055
                       Deferred income taxes                                                         (146)            (194)
                       Amortization of securities premiums and accretion of discounts, net            478              164
                       Net gain on sale of securities available for sale                                0              (52)
                       Proceeds from sale of loans                                                 39,563           39,619
                       Loans originated for sale                                                  (41,039)         (40,509)
                       Gain on sales of loans                                                        (331)            (314)
                       Stock granted under stock purchase plan                                         16                8
                       Increase in accrued interest receivable and other assets                    (3,627)            (622)
                       Increase in accrued interest payable and other liabilities                   1,716              470
                   --------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                                 2,930            3,802
---------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                            21,797           13,169
                      Purchases                                                                   (29,121)         (59,750)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                            45,146           28,899
                      Proceeds from sales                                                               0            7,497
                      Purchases                                                                  (109,121)         (49,965)
                   Proceeds from sale of loans receivable                                               0            3,255
                   Net increase in loans receivable                                               (24,438)         (37,928)
                   Purchases of premises and equipment                                             (4,649)          (4,404)
                   --------------------------------------------------------------------------------------------------------
                          Net cash used by investing activities                                  (100,386)         (99,227)
---------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                           160,082           90,165
                   Net increase in time deposits                                                    9,683            1,290
                   Proceeds from issuance of long-term debt                                             0            8,000
                   Proceeds from common stock options exercised                                     1,575              147
                   Proceeds from common stock purchase and dividend reinvestment plans                741              347
                   Cash dividends on preferred stock and cash in lieu of fractional shares            (70)             (60)
                   --------------------------------------------------------------------------------------------------------
                          Net cash provided by financing activities                               172,011           99,889
                   --------------------------------------------------------------------------------------------------------
                   Increase in cash and cash equivalents                                           74,555            4,464
                   Cash and cash equivalents at beginning of year                                  25,855           39,649
                   --------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                   $ 100,410         $ 44,113
                   ========================================================================================================


                                                  See accompanying notes .



                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002.

Adoption of these statements will not have a material impact on the Company's financial condition or results of operations.



Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.


Future Branch Facilities

The Company entered into a land lease for the premises located in front of the Carlisle Commons at Noble Boulevard and South Hanover Street in the Borough of Carlisle, Cumberland County, Pennsylvania. The land lease has a term of 30 years with annual rent payments beginning in September 2003 or upon the opening of the branch for business. Rent is subject to change on terms set forth in the lease agreement.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                           Three Months Ended                    Nine months Ended
(in thousands)                                 September 30,                       September 30,
                                           2002             2001               2002              2001
                                         -------           -------           -------           -------
Unrealized holding gains
  on available for sale
  securities occurring
  during the period                      $   636           $ 1,606           $ 2,624           $ 2,458
Reclassification adjustment for
  gains included in net income                 0                 0                 0               (52)
                                         -------           -------           -------           -------

Net Unrealized Gains                         636             1,606             2,624             2,406

Tax effect                                  (216)             (546)             (892)             (818)
                                         -------           -------           -------           -------

Other Comprehensive
Income                                   $   420           $ 1,060           $ 1,732           $ 1,588
                                         =======           =======           =======           =======

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

OVERVIEW

Net income for the quarter increased 24% to $1.5 million as compared to $1.2 million for the third quarter of 2001 and total revenues (net interest income plus other income) increased by 25% to $9.2 million for the quarter. Diluted net income per common share increased 18% to $0.66 from $0.56 per share in the third quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2002). At September 30, 2002, the Company had total assets of $789.8 million, total loans (including loans held for sale) of $376.2 million, and total deposits of $731.5 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $665.3 million for the third quarter of 2002 as compared to $505.6 million for the same period in 2001. Approximately $47.5 million, or 30%, of this increase was in average loans outstanding and $112.2 million, or 70%, was in average investment securities and federal funds sold. The yield on earning assets for the third quarter of 2002 was 6.43%, a decrease of 118 basis points (bps) from the comparable period in 2001. This decrease was mainly the result of eleven decreases in short-term interest rates totaling 475 bps by the Federal Reserve Board during 2001.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $130.1 million. Interest-bearing liabilities increased from $419.1 million during the third quarter of 2001 to $554.1 million during the third quarter of 2002. Average savings deposits increased $57.6 million over third quarter a year ago, average public funds deposits increased $57.9 million and average non-interest bearing demand deposits increased by $24.7 million. Average time deposits decreased $2.2 million during the quarter as compared to the third quarter one year ago.

The average rate paid on these liabilities for the third quarter of 2002 was 2.59%, a decrease of 118 basis points from the comparable period in 2001. The Company's aggregate cost of funding sources was 2.15% for the third quarter of 2002, a decrease of 97 basis points from the prior year. This is the result of a decrease in the average rates paid on all interest bearing deposits partially offset by the issuance of $8.0 million of long-term debt in September 2001, which bears interest at a higher rate than the Company's deposits.

Interest earning assets for the first nine months averaged $620.9 million versus $483.6 million for the comparable period in 2001. The yield on earning assets decreased to 6.67% during the first nine months of 2002, from 7.84% for the first nine months of 2001.

The level of average interest-bearing liabilities increased from $401.8 million for the first nine months of 2001 to $516.2 million for the first nine months of 2002. The Company's cost of funds for the first nine months of 2002 was 2.32%, down 109 basis points from 3.41% for the comparable period in the prior year.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and securities. Liabilities used to fund such assets include deposits, borrowed funds, and long-term debt. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, interest bearing liabilities, related yields and associated funding costs.

Interest income increased by $1.1 million, or 11%, over the third quarter of 2001. Interest expense for the third quarter of 2002 decreased by $363,000, or 9%, compared to the third quarter of 2001.

Net interest income for the third quarter of 2002 increased by $1.4 million, or 25%, over the same period in 2001. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.84% during the third quarter of 2002 compared to 3.84% during the same period of the previous year. The net interest margin decreased by 21 basis points from 4.49% for the third quarter 2001 to 4.28% during the third quarter of 2002.

For the first nine months ended September 30, 2002, interest income increased by $2.7 million, or 9%, over the same period in 2001. Interest expense for the first nine months of 2002 totaled $10.8 million, a decrease of $1.5 million, or 13%, from the first nine months of 2001.

Net interest income for the first nine months of 2002 increased by $4.2 million, or 26%, over the same period in 2001. The Company's net interest margin decreased from 4.42% for the first nine months of 2001 to 4.35% for the first nine months of 2002.



Noninterest Income

Noninterest income for the third quarter of 2002 increased by $398,000, or 25%, over the same period in 2001. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Included in noninterest income for the first nine months of 2002 is nonrecurring income of $95,000, as a result of a gain on the sale of student loans. Included in noninterest income for the first nine months of 2001 is nonrecurring income of $233,000, comprised of a $102,000 gain on the sale of student loans, a $79,000 gain from the sale of Small Business Administration loans, and a $52,000 gain on sale of securities available for sale. Excluding these transactions, recurring core noninterest income for the first nine months of 2002 totaled $5.5 million as compared to $4.7 million for the first nine months of 2001, an increase of 17%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2002, noninterest expenses increased by $1.4 million, or 28%, over the same period in 2001. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening three additional branch offices, one each in October 2001, June 2002, and August 2002, respectively. A comparison of noninterest expense for certain categories for the three months ended September 30, 2002, and September 30, 2001, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $925,000, or 38%, for the third quarter of 2002 over the third quarter of 2001. This increase is consistent with increases in staff levels necessary to handle Company growth from third quarter 2001 to third quarter 2002, including the additional staff of the branch offices opened in October 2001, June 2002, and August 2002.

Occupancy expenses of $653,000 were $111,000 higher for the third quarter of 2002 than for the three months ended September 30, 2001. Increased occupancy expenses primarily are a result of the branch offices opened in October 2001, June 2002, and August 2002 offset by rental income earned at the Downtown Harrisburg location.

Furniture and equipment expenses of $417,000 were $82,000, or 24% higher for the third quarter of 2002 then the three months ended September 30, 2001. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of three new branches opened during the last 12 months.

Advertising and marketing expenses totaled $560,000 for the three months ended September 30, 2002, an increase of $150,000, or 37% from the third quarter of 2001. This increase was primarily the result of increased advertising efforts in each of the Company's markets along with grand opening celebrations at the newly opened branches in Red Lion, PA, downtown Harrisburg, and Camp Hill. The Company's markets will continue to expand as the branch network grows.

Data processing expenses of $462,000 were $111,000, or 32%, higher in the third quarter of 2002 than the three months ended September 30, 2001. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs. Also, during the first quarter 2002, Commerce converted its check statement processing function to an image system as an added convenience for our customers. The increased data processing costs to implement this system are expected to result in lower supplies expense and postage expense in the future than would have been incurred with continued paper checking statement processing.

Audits and regulatory fees increased by $10,000, or 10%, from $102,000 for the third quarter of 2001 to $112,000 for the third quarter of 2002. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based upon deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $68,000, or 9%, for the three-month period ended September 30, 2002, as compared to the same period in 2001.

Components of the increase include increase in volume and service costs of coin and currency delivery, and higher loan related expenses due to an increase in loan volume.

For the first nine months of 2002, total noninterest expenses increased by $3.3 million, or 22% over the comparable period in 2001. A comparison of noninterest expense for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $1.8 million, or 25%, over the first nine months of 2001. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 301 at September 30, 2001 to 404 at September 30, 2002 as well as the addition of new staff to operate the new branches opened in October 2001, June 2002, and August 2002.

Occupancy and furniture & equipment expenses for the first nine months of 2002 were $211,000, or 8%, higher for the first nine months of 2002 over the similar period in 2001. The increase is the result of costs associate with the opening of three new branch facilities during the last 12 months.

Advertising and marketing expenses totaled $1.7 million for the first nine months of 2002, an increase of $543,000, or 46%, over the similar period of 2001. This increase was primarily the result of increased advertising efforts in each of the Company's markets along with grand opening celebrations at the newly opened branches in Red Lion, PA, downtown Harrisburg, and Camp Hill. The Company's markets will continue to expand as the branch network grows.

Data processing expenses increased $438,000, or 45%, for the first nine months of 2002 as compared to the first nine months of 2001. The increase is the result of the previously mentioned higher data processing support costs and processing higher volumes of customer transactions.

Audit and regulatory fees increased by $31,000, or 10%, for the first nine months of 2002 over the same period in 2001. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC) assessments, both of which are calculated on levels of deposits.

Other noninterest expenses for the first nine months of 2002 were $2.6 million compared to $2.3 million for the similar period in 2001. Components of the increase include increase in volume and service costs of coin and currency delivery, higher loan expenses due to an increase in loan volume, higher provisions for non-credit related losses, and increased insurance costs offset by a decrease in checkbook printing costs.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.55% for the three months ended September 30, 2002, less than the 2.58% reported for the three months ended September 30, 2001, and 2.60% for the nine months of 2002 compared to 2.68% for the first nine months of 2001. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2002, the operating efficiency ratio was 71.9%, compared to 70.3% for the similar period in 2001. For the nine months ended September 30, 2002, this ratio was 71.9% compared to 73.3% for the nine months ended September 30, 2001.

Provision for Federal Income Taxes

The provision for federal income taxes was $741,000 for the third quarter of 2002 as compared to $592,000 for the same period in 2001. For the nine months ended September 30, the provision was $2.1 million and $1.6 million for 2002 and 2001, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.6% for the first nine months of 2002 and 33.3% for the same period in 2001.

Net Income and Net Income Per Share

Net income for the third quarter of 2002 was $1.5 million, an increase of $286,000, or 24%, over the $1.2 million recorded in the third quarter of 2001. The increase was due to an increase in net interest income of $1.4 million, an increase in noninterest income of $398,000, offset partially by an increase in noninterest expenses of $1.4 million, a decrease of $30,000 in the provision for loan losses, and an increase of $149,000 in the provision for income taxes.

Net income for the first nine months of 2002 was $4.1 million as compared to $3.2 million recorded in the first nine months of 2001.The increase was due to an increase in net interest income of $4.2 million, an increase in noninterest income of $648,000, offset partially by an increase in noninterest expenses of $3.3 million, an increase of $85,000 in the provision for loan losses, and an increase of $486,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2002, increased 23% to $2.07 per common share for the first nine months of 2002 compared to $1.68 for the same period in 2001. Diluted earnings per common share were $1.89 for the first nine months of 2002 and $1.52 for the same period in 2001, an increase of 24%.



Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2002 was 0.81% as compared to 0.86% for the third quarter of 2001. The ROA for the first nine months of 2002 and 2001 was 0.82% and 0.81%, respectively. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2002 was 14.49%, as compared to 15.30% for the third quarter of 2001. The annualized ROE for the first nine months of 2002 was 14.82%, as compared to 14.62% for the first nine months of 2001.

FINANCIAL CONDITION

Securities

During the first nine months of 2002, securities available for sale increased by $66.2 million from $107.3 million at December 31, 2001 to $173.5 million at September 30, 2002. This resulted from the purchase of $109.1 million in securities, partially offset by $45.1 million in principal repayments.

The securities available for sale portfolio is comprised of U.S. Treasury Notes, U.S. Government agency securities, mortgage-backed securities, AAA CMO securities, corporate debt, and equity securities. The weighted average life of the securities available for sale portfolio was 3.5 years at September 30, 2002 with a weighted average yield of 5.45%.

During the first nine months of 2002, securities held to maturity increased from $103.3 million to $110.6 million primarily as a result of the purchase of $29.1 million in securities, offset by principal repayments of $21.8 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA CMO securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 6.1 years at September 30, 2002 with a weighted average yield of 6.19%.

Federal funds sold increased by $66.9 million during the first nine months of 2002. Total securities and federal funds sold aggregated $355.3 million at September 30, 2002, and represented 45% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2002 was 6.08%, as compared to 6.61% for the similar period of 2001. The average yield earned on federal funds sold during the first nine months of 2002 was 1.65%, down 296 basis points from 4.61% earned during the first nine months of 2001. The decrease in the yield in the investment securities portfolio and on federal funds sold is a result of eleven decreases in short-term interest rates by the Federal Reserve Bank for a total of 475 bps between January 1, 2001 and December 31, 2001.

Loans Held for Sale

Loans held for sale are comprised of student loans, Small Business Administration loans, and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first nine months of 2002, total loans held for sale increased by $1.8 million, from $7.7 million at December 31, 2001 to $9.5 million at September 30, 2002. The change was the result of the sale of $6.3 million of student loans and the sale of $32.9 million of residential loans, offset by originations of $41.0 million in new loans held for sale. Loans held for sale represented 1.2% of total assets at December 31, 2001 and at September 30, 2002.

Loans Receivable

During the first nine months of 2002, total loans receivable increased by $24.0 million from $342.7 million at December 31, 2001, to $366.7 million at September 30, 2002. Loans receivable represented 50% of total deposits and 46% of total assets at September 30, 2002, as compared to 61% and 56%, respectively, at December 31, 2001.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans and foreclosed real estate, excluding loans past due 90 days or more and still accruing interest) at September 30, 2002, were $2.2 million, or 0.27%, of total assets as compared to $888,000, or 0.15%, of total assets at December 31, 2001. Foreclosed real estate totaled $138,000 at September 30, 2002, and $12,000 as of December 31, 2001.

The summary table below presents information regarding nonperforming loans and assets as of September 30, 2002 and 2001 and December 31, 2001.

                         Nonperforming Loans and Assets
-------------------------------------------------------------------------------------------------
(dollars in thousands)                         September 30,     December 31,     September 30,
                                                    2002             2001              2001
-------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $       1,261       $      127      $        348
Consumer                                                  43              116                61
Real estate:
    Construction                                           0                0                 0
    Mortgage                                             716              633               808
-------------------------------------------------------------------------------------------------
       Total nonaccrual loans                          2,020              876             1,217
Restructured loans                                         0                0                 0
-------------------------------------------------------------------------------------------------
       Total nonperforming loans                       2,020              876             1,217
Foreclosed real estate                                   138               12                12
-------------------------------------------------------------------------------------------------
       Total nonperforming assets                      2,158              888             1,229
Loans past due 90 days or more                            23                0                 4
-------------------------------------------------------------------------------------------------
       Total nonperforming assets and
         Loans past due 90 days or more        $       2,181       $      888      $      1,233
-------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                     0.55%            0.26%             0.37%
Nonperforming assets to total assets                   0.27%            0.15%             0.21%
=================================================================================================


Nonaccrual commercial loans are comprised of seven loans including one loan for approximately $660,000 at September 30, 2002. The Allowance for Loan Loss Committee has reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
----------------------------------------------------------------------------------------------
(dollars in thousands)                                          9 Months         Year Ending
                                                                 Ending          December 31,
                                                              September 30,          2001
                                                                  2002
----------------------------------------------------------------------------------------------
Balance at beginning of period                                 $      4,544       $     3,732
Provisions charged to operating expenses                              1,090             1,469
----------------------------------------------------------------------------------------------
                                                                      5,634             5,201
Recoveries of loans previously charged-off:
    Commercial                                                           89                 3
    Consumer                                                              2                21
    Real estate                                                          20                 0
----------------------------------------------------------------------------------------------
Total recoveries                                                        111                24
Loans charged-off:
    Commercial                                                          205               475
    Consumer                                                             66                85
    Real estate                                                         204               121
----------------------------------------------------------------------------------------------
Total charged-off                                                       475               681
----------------------------------------------------------------------------------------------
Net charge-offs                                                         364               657
----------------------------------------------------------------------------------------------
Balance at end of period                                       $      5,270       $     4,544
----------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
   Average loans outstanding                                          0.10%             0.21%
Allowance for loan losses as a percentage of
   Period-end loans                                                   1.44%             1.33%
==============================================================================================

Deposits

Total deposits at September 30, 2002 were $731.5 million, up $169.8 million, or 30%, over total deposits of $561.7 million at December 31, 2001. The average balances and weighted average rates paid on deposits for the first nine months of 2002 and 2001 are presented in the following table.

----------------------------------------------------------------------------------------------
                                                   Nine months Ended September 30,
                                                   2002                      2001
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   111,921               $    88,738
    Interest-bearing (money
       market and checking)                   138,287     1.36%         101,300      2.50%
Savings                                       190,300     2.09          134,303      3.20
Time deposits                                 174,557     4.13          160,667      5.65
----------------------------------------------------------------------------------------------
Total deposits                            $   615,065               $   485,008
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

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At September 30, 2002, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. During 2001, the Federal Reserve lowered short-term interest rates by 475 basis points, pushing the Federal Funds rate down to 1.75% from 6.5% at year-end 2000, the lowest level in over 40 years. The Company's ALCO believed it was more realistic to measure current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At September 30, 2002, the Company's income simulation model indicates net income would increase 0.38% in the first year and decrease 4.21% over a two-year time frame, respectively, if rates decreased 100 basis points. The model projects that net income would increase by 3.91% in the first year and increase 13.35% over a two-year time frame, respectively, if rates increased by 200 basis points. Subsequent to the quarter ended September 30, 2002, the Federal Reserve Board decreased the overnight federal funds rate by 50 basis points from 1.75% to 1.25%. The effect of this rate decrease has been captured in the Company's Income Simulation modeling as of September 30, 2002. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2002 provide an accurate assessment of the Company's interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2002, the market value of equity indicates an acceptable level of interest rate risk.

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

The Company experienced a significant increase in cash and cash equivalents during the third quarter of 2002 in the form of federal funds sold. During the second half of September, the Company experienced exceptionally strong growth in public fund deposits, some of which are short-term in nature. Management has earmarked a certain amount of these funds to be deployed into new loan growth and investment purchases during the fourth quarter of 2002. The amount established as short-term deposits will remain in federal funds sold.

Additionally, the Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 2002, the total potential liquidity for the Company through these secondary sources was $230 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At September 30, 2002, stockholders' equity totaled $41.0 million, up 26% over stockholders' equity of $32.6 million at December 31, 2001. Stockholders' equity at September 30, 2002 included $1.6 million of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $6.7 million from $32.7 million at December 31, 2001, to $39.4 million at September 30, 2002 due to retained net income and the proceeds from the stock option and stock purchase plans.

On June 15, 2000, the Company issued $5.0 million of 11.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust
I. Proceeds of this offering were downstreamed to the Bank to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

On September 28, 2001, the Company issued $8.0 million of 10.00% Trust Capital Securities to Commerce Bancorp, Inc. through Commerce Harrisburg Capital Trust
II. Proceeds of this offering were downstreamed to the Bank to be used for additional capitalization purposes. All $8.0 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

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

The following table provides a comparison of the Company's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    To Be Well Capitalized
                                      September 30,     December 31,           For Capital          Under Prompt Corrective
                                           2002             2001            Adequacy Purposes          Action Provisions
-----------------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:

         Total                             11.83%             11.78%               8.00%                      10.00%

         Tier 1                            10.75              10.22                4.00                        6.00

         Leverage ratio                     7.34               7.33                4.00                        5.00
         (to average assets)
-----------------------------------------------------------------------------------------------------------------------------

At September 30, 2002, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the federal funds rate and the National Prime Rate fell 475 basis points between January 1, 2001 and December 31, 2001, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first nine months of 2002 was 4.35%, a difference of 7 basis points over 4.42% for the first nine months of 2001.

Currently, Commerce has 76% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

Item 4.  Controls and Procedures

Within the 90 days prior to the filing of this report, the Chief Financial Officer, under the supervision of the Chief Executive Officer, has evaluated the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's periodic reports is accumulated and communicated to management as appropriate to allow timely decisions by management regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds

No items to report for the quarter ending September 30, 2002.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending September 30, 2002.

Item 4. Submission of Matters to a Vote of Securities Holders

No items to report for the quarter ending September 30, 2002.

Item 5.  Other Information

No items to report for the quarter ending September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...................................Exhibit 11

(b.) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        11/14/02                             /s/ Gary L. Nalbandian
-------------------------              ----------------------------------------
         (Date)                                  Gary L. Nalbandian
                                                   President/CEO




        11/14/02                                /s/ Mark A. Zody
-------------------------              ----------------------------------------
         (Date)                                    Mark A. Zody
                                             Executive Vice President
                                              Chief Financial Officer

Certification  of  Chief  Executive  Officer  and  Chief  Financial  Officer  of
Pennsylvania   Commerce   Bancorp,   Inc.   pursuant   to  Section  906  of  the
Sarbanes-Oxley Act of 2002.

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

o The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended and

o The information contained in the report fairly represents, in all material respects, the company's financial condition and results of operations.



/s/ Gary L. Nalbandian
------------------------------------------------
Gary L. Nalbandian,
Chief Executive Officer




/s/ Mark A. Zody
------------------------------------------------
Mark A. Zody,
Chief Financial Officer






Dated: November 14, 2002

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Gary L. Nalbandian, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pennsylvania Commerce Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                        /s/ Gary L. Nalbandian
-----------------                        ---------------------------------------
Date                                     Gary L. Nalbandian
                                         President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Mark A. Zody, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pennsylvania Commerce Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                     /s/ Mark A. Zody
-----------------                     ------------------------------------------
Date                                  Mark A. Zody
                                      Vice President and Chief Financial Officer