Form 10-K
period 2002-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2003-03-31
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                                       or

( )         Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period from to .

                           Commission File #333-78445
                           --------------------------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                25-1834776
 -------------------------------        --------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

      100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania 17011-8599
      --------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (717) 975-5630
       ------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X       No
                                        ---        ------


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No     X
                                      -----      ---------

         The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company's most recently completed second fiscal quarter, June 30, 2002 is $54,186,902.

         The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of February 28, 2003 was 2,126,614.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.
------------------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                     Page
Part I.

     Item 1.  Business.................................................................4

     Item 2.  Properties..............................................................10

     Item 3.  Legal Proceedings.......................................................11

     Item 4.  Submission of Matters to a Vote of Security Holders (This item is omitted since no matters were submitted to a vote of security holders during the fourth quarter of 2002.)


Part II.

     Item 5.  Market for Registrant's Common Equity and Related Shareholder
              Matters.................................................................11

     Item 6.  Selected Financial Data.................................................13

     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations (The information required by this item is incorporated by reference from the Company's 2002 Annual
              Report.) ...............................................................14

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk (The information required by this item is incorporated by reference from the
              Company's 2002 Annual Report.) .........................................14

     Item 8.  Financial Statements and Supplementary Data (The information required by this item is incorporated by reference from the Company's 2002 Annual
              Report.) ...............................................................14

     Item 9.  Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure (This item is omitted since
              it is not applicable.) .................................................14


Part III.

     Item 10. Directors and Executive Officers of the Registrant .....................14

     Item 11. Executive Compensation .................................................14

     Item 12. Security Ownership of Certain Beneficial Owners and Management..........14

     Item 13. Certain Relationships and Related Transactions

             The information required by Part III has been omitted since it will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the election of directors at the Company's 2003 Annual Meeting.

Part IV.

     Item 14. Controls and Procedures.................................................14

     Item 15. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ................................................15

     Signatures ......................................................................16


Part I.

Item 1.  Business
-----------------

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


General

         Pennsylvania Commerce Bancorp, Inc. (the "Company") is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company's wholly owned banking subsidiary. All $5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. On

September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II ("Trust II"), a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company's wholly owned banking subsidiary. All $8 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. Except as otherwise indicated, all references herein to the Company include Commerce Bank/Harrisburg, N.A. (also referred to as "Commerce" or the "Bank"), Commerce Harrisburg Capital Trust I and Commerce Harrisburg Capital Trust II.

         The Company is a member of the Commerce Bancorp, Inc. Network (the "Network") and has the exclusive right to use the "Commerce Bank" name and the "America's Most Convenient Bank" logo within its primary service area. The Network provides certain marketing and support services to the Bank.

         As of December 31, 2002, the Company had approximately $787 million in assets, $727 million in deposits, $379 million in total loans (including loans held for sale), and $43 million in stockholders' equity. The Bank is a member of the Federal Reserve System (FRB) and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.

         The Company's principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011, and its telephone number is (717) 975-5630.

         As of December 31, 2002, the Company had 502 employees, of which 382 were full-time employees. Management believes the Company's relationship with its employees is good.

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

Service Area

         The Bank offers its lending and depository services from its Corporate Office in Camp Hill, Pennsylvania, and its seventeen full-service branch offices located in Cumberland, Dauphin, York, and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

         The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, debit card services, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. Commerce is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

         The Bank directs its commercial lending principally toward businesses that require funds within the Bank's legal lending limit, as determined from time to time, and that otherwise do business and/or are depositors with Commerce. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit or to limit the concentration of lending to any individual. In consumer lending, the Bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open five new branch offices in each of the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 12 to 15 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

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

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $8.8 million as of December 31, 2002) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions, including Commerce Bank, N.A. As of the end of 2002, all participations totaled approximately $23.7 million. Participations are used to more fully service customers whose loan demands exceed the Bank's lending limit.

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

         As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations, which may affect the cost of doing business.

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

         The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks, to implement policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank applications.

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

Item  2. Properties
-------------------

         The following table summarizes the Company's branch network by region. Remote service facilities (stand-alone ATM's) are excluded.



Branch Offices
                    Branch Name                     Location                    Own /Lease         Term Ending
                    -----------                     --------                    ---------          -----------
West Shore Region
              Senate Avenue Office    Camp Hill, Pennsylvania                     Lease               2005
              Hampden Centre          Mechanicsburg, Pennsylvania                 Lease               2008
              Simpson Ferry           Mechanicsburg, Pennsylvania                  Own
              Carlisle                Carlisle, Pennsylvania                       Own
              Cedar Cliff             Camp Hill, Pennsylvania                      Own
              Wertzville              Enola, Pennsylvania                         Lease               2021
              Camp Hill Mall          Camp Hill, Pennsylvania                     Lease               2022
              Carlisle Commons        Carlisle, Pennsylvania                      Lease               2022
East Shore Region
              Colonial Park           Harrisburg, Pennsylvania                    Lease               2007
              Mountain Road           Harrisburg, Pennsylvania                    Lease               2012
              Hummelstown             Hummelstown, Pennsylvania                    Own
              Palmyra                 Palmyra, Pennsylvania                       Lease               2021
              Downtown Harrisburg     Harrisburg, Pennsylvania                     Own
York Region
              York Crossing           York, Pennsylvania                          Lease               2016
              Queen Street            York, Pennsylvania                           Own
              Prospect Street         York, Pennsylvania                          Lease               2017
              Route 30                York, Pennsylvania                           Own
              Red Lion                Red Lion, Pennsylvania                       Own

Administration Offices & Loan Production Offices (LPO)

              Office Name                     Location                         Own /Lease         Term Ending
              -----------                     --------                         ----------         -----------
              Operations Center       Mechanicsburg, Pennsylvania                 Lease               2008
              Lemoyne LPO             Lemoyne, Pennsylvania                       Lease               2004
              York LPO                York, Pennsylvania                          Lease               2003
              Carlisle LPO            Carlisle, Pennsylvania                      Lease               2003



Item     3.     Legal Proceedings
---------------------------------

         The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.


Part II.

Item     5.     Market For Registrant's Common Equity
-----------------------------------------------------
                and Related Shareholder Matters
                -------------------------------

         The Company's common stock trades on the NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol COBH. The preferred stock is not traded on any market.

         The following table sets forth the prices for which common stock has traded during the last two (2) fiscal years on the NASDAQ Small Cap Market. The prices per share have been adjusted to reflect common stock dividends of 5% with record dates of February 7, 2003 and February 11, 2002. As of February 28, 2003, there were approximately 600 holders of record of the Company's common stock.

                                                     Sales Price
           Quarter Ended:                       High               Low
           ------------------------------------------------------------
               December 31, 2002            $   42.02        $    32.99
               September 30, 2002               46.00             35.48
               June 30, 2002                    51.43             39.33
               March 31, 2002                   40.00             33.79
           ------------------------------------------------------------
               December 31, 2001            $   34.92        $    30.83
               September 30, 2001               32.42             29.80
               June 30, 2001                    33.67             29.52
               March 31, 2001                   33.67             24.83
           ------------------------------------------------------------

Dividends and Dividend History

         The Company distributed to stockholders 5% stock dividends in December 1992, and annually from 1994 through 2003, and anticipates the distribution of stock dividends in the future. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company's capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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

         Information on the Comapny's equity compensation plans is incorporated by reference to the Company's definitive proxy statement for the 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 30, 2003.

Item  6.       Selected Financial Data
--------------------------------------



Pennsylvania Commerce Bancorp, Inc.
Selected Financial Data

                                                                             Year Ended December 31,




(dollars in thousands, except per share data)                 2002          2001         2000           1999           1998
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
 -------------------------------------------------------------------------------------------------------------------------------
Total Assets                                              $ 786,598     $ 609,890     $ 480,086      $ 378,913      $ 319,323
Loans held for sale                                          10,514         7,661         5,329          5,301          5,641
Loans receivable (gross)                                    368,881       342,674       290,252        216,105        167,121
Securities available for sale                               205,436       104,722        90,633         82,522         95,439
Securities held to maturity                                  97,625       103,349        33,812         29,039         11,493
Federal funds sold                                           44,500         4,300        22,800              0         11,900
Deposits                                                    726,955       561,738       446,583        348,546        297,737
Long-term debt and other borrowed money                           0             0             0          8,300              0
Trust preferred securities                                   13,000        13,000         5,000              0              0
Stockholder's equity                                         42,812        32,593        26,668         20,378         20,445

INCOME STATEMENT
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        $ 27,701      $ 22,054      $ 17,477       $ 14,676       $ 11,276
Provision for loan losses                                     1,435         1,469         1,050            762            542
Noninterest income                                            7,707         6,607         5,362          4,558          4,061
Noninterest operating expenses                               25,428        20,512        16,189         13,756         11,471
Income before income taxes                                    8,545         6,680         5,600          4,716          3,324
Net income                                                    5,674         4,448         3,714          3,103          2,218

PER COMMON SHARE DATA
-------------------------------------------------------------------------------------------------------------------------------
Net income:            Basic                                 $ 2.71        $ 2.24        $ 1.90         $ 1.59         $ 1.13
                       Diluted                                 2.48          2.04          1.78           1.49           1.05
Book Value                                                    19.73         15.97         13.29          10.16          10.25

SELECTED PERFORMANCE RATIOS
-------------------------------------------------------------------------------------------------------------------------------
Return on average assets                                       0.82 %        0.82 %        0.88 %         0.89 %         0.80 %
Return on average stockholders equity                         14.86         14.85         16.59          15.18          11.50
Net interest margin                                            4.29          4.40          4.49           4.59           4.49

SELECTED LIQUIDITY AND CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------------------
Average loans to average deposits                             56.91 %       63.25 %       65.12 %        60.24 %        60.26 %
Average Stockholders' equity to average total assets           5.49          5.54          5.29           5.86           6.94
Risk based capital:         Tier 1                            11.16         10.22          9.90           9.91          10.83
                            Total                             12.22         11.78         11.04          11.12          12.02
                            Leverage Capital                   7.00          7.33          6.92           6.28           6.50
ASSET QUALITY
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans outstanding                   0.23 %        0.21 %        0.06 %         0.08 %         0.01 %
Non-performing loans to total year-end loans                   0.43          0.26          0.29           0.32           0.16
Non-performing assets to total year-end assets                 0.22          0.15          0.18           0.18           0.09
Allowance for loan losses to total year-end loans              1.40          1.33          1.29           1.31           1.34
Allowance for loan losses to non-performing loans            321.83        518.72        448.02         415.35         808.70




Item  7.        Management's Discussion and Analysis of
-------------------------------------------------------------
                Financial Condition and Results of Operations
                ---------------------------------------------
       The information required by this item is incorporated by reference from the Company's 2002 Annual Report.

Item  7A.       Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------
         The information required by this item is incorporated by reference from the Company's 2002 Annual Report.


Item  8.     Financial Statements and Supplementary Data
---------------------------------------------------------
         The information required by this item is incorporated by reference from the Company's 2002 Annual Report.


Item  9.     Changes and Disagreements with Accountants on
-----------------------------------------------------------
                Accounting and Financial Disclosure
                ------------------------------------
         This item is omitted since it is not applicable.

Part III.

Item 10.        Directors and Executive Officers of the Registrant
------------------------------------------------------------------
Item 11.        Executive Compensation
--------------------------------------
Item 12.        Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------
Item 13.        Certain Relationships and Related Transactions
--------------------------------------------------------------

         Information responsive to these items is incorporated by reference to the Company's definitive proxy statement for the 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 30, 2003.


Part IV.

Item  14.       Controls and Procedures
---------------------------------------

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

Item  15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------


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

       10.1. The Company's 1990 Directors Stock Option Plan (B)

       10.2. The Company's 1996 Employee Stock Option Plan (C)

       10.3. Warrant Agreement and Warrant No. 1 of Commerce
             Bank/Harrisburg dated October 7, 1988

       10.4. Amendment No. 1 to the Stock and Warrant Purchase Agreement

       10.5. The Company's 2001 Directors Stock Option Plan (D)

       11.   Calculation of EPS

             (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company's 2002 Annual Report and is incorporated by reference herein.)

       13.   Pennsylvania Commerce Bancorp, Inc. 2002 Annual Report to
             Shareholders

       21. Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)

       23.   Consent of Beard Miller Company LLP.

       99.1 Certification by Gary L. Nalbandian, CEO, under section 906 of the Sarbanes Oxley Act

       99.2 Certification by Mark A. Zody, CFO, under Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K

          There were no reports on Form 8-K filed in the fourth quarter of 2002.


(A) Incorporated by reference from Appendix "A" and Appendix "B", respectively, of the Prospectus of the Company's Registration Statement on Form S-4 filed with the SEC on May 14, 1999.

(B) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

(C) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999.

(D) Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, Appendix A thereto. Item 16.

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date:  March 31, 2003            Pennsylvania Commerce Bancorp, Inc,

                                         By   /s/ Gary L. Nalbandian
                                              -------------------------------
                                              Gary L. Nalbandian
                                              Chairman and President

        Date:  March 31, 2003            By   /s/ Mark A. Zody
                                              ----------------------------------
                                               Mark A. Zody
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                 Signature                                        Title                               Date
---------------------------------------------   ------------------------------------------   -----------------------
/s/ Gary L. Nalbandian                          Chairman of the Board, President and             March 31, 2003
---------------------------------------------   Director (Principal Executive Officer)
Gary L. Nalbandian


/s/ Alan R. Hassman                             Director                                         March 31, 2003
---------------------------------------------
Alan R. Hassman
                                                                                                 March 31, 2003
/s/ Michael A. Serluco                          Director
---------------------------------------------
Michael A. Serluco

/s/ Samir J. Srouji, M.D.                       Director                                         March 31, 2003
---------------------------------------------
Samir J. Srouji, M.D.
                                                Director
/s/ James R. Adair                                                                               March 31, 2003
---------------------------------------------
James R. Adair

/s/ Howell C. Mette                             Director                                         March 31, 2003
---------------------------------------------
Howell C. Mette

/s/ Douglas S. Gelder                           Director                                         March 31, 2003
---------------------------------------------
Douglas S. Gelder


                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Gary L. Nalbandian, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Pennsylvania Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Gary L. Nalbandian
                                      ------------------------------------------
March 31, 2003                        Gary L. Nalbandian
--------------                        President and Chief Executive Officer
Date

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Mark A. Zody, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Pennsylvania Commerce Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




March 31, 2003
------------------------
Date                              /s/ Mark A. Zody
                                  ------------------------------------------
                                  Mark A. Zody
                                  Chief Financial Officer