Form 10-Q
period 2003-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2003-05-15
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                                            -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                           Commission File 333-78445

                      PENNSYLVANIA COMMERCE BANCORP, INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                  25-1834776
 -----------------------------------          ----------------------------------
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

                                  Yes    X        No
                                      --------       ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes               No    X
                                       -------          -------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           2,134,439 Common shares outstanding at 04/30/03
           -----------------------------------------------

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





                                         PENNSYLVANIA COMMERCE BANCORP, INC.


                                                        INDEX
                                                                                                               Page
                                                                                                               ----

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets (Unaudited).........................................................3
                  March 31, 2003, and December 31, 2002

                  Consolidated Statements of Income (Unaudited)...................................................4
                  Three months ended March 31, 2003 and March 31, 2002

                  Consolidated Statements of Stockholders' Equity  (Unaudited)....................................5
                  Three months ended March 31, 2003 and March 31, 2002

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                  Three months ended March 31, 2003, and March 31, 2002

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................20

Item 4.           Controls and Procedures........................................................................21

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................21
Item 2.           Changes in Securities and Use of Proceeds......................................................21
Item 3.           Defaults Upon Senior Securities................................................................21
Item 4.           Submission of Matters to a Vote of Securities Holders..........................................21
Item 5.           Other Information..............................................................................21
Item 6a.          Exhibits.......................................................................................21
Item 6b.          Reports on Form 8-K............................................................................22

                  Signatures.....................................................................................23
                  Certifications.................................................................................24




Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             March 31,         December 31,
                   ( in  thousands,  except  share  amounts)                                   2003                2002
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 34,381            $ 30,950
                   Federal funds sold                                                             11,000              44,500
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 45,381              75,450
                   Securities, available for sale at fair value                                  247,900             205,436
                   Securities, held to maturity at cost
                     (fair value 2003: $123,289;  2002: $101,036 )                               119,235              97,625
                   Loans, held for sale                                                            6,961              10,514
                   Loans receivable :
                     Real estate:
                        Commercial mortgage                                                      150,311             144,959
                        Construction and land development                                         29,387              31,034
                        Residential mortgage                                                      66,017              66,190
                        Tax-exempt                                                                 6,481               5,629
                     Commercial business                                                          51,052              49,226
                     Consumer                                                                     40,437              34,598
                     Lines of credit                                                              39,380              37,245
                   ----------------------------------------------------------------------------------------------------------
                                                                                                 383,065             368,881
                   Less:  Allowance for loan losses                                                5,434               5,146
                   ----------------------------------------------------------------------------------------------------------
                        Net loans receivable                                                     377,631             363,735
                   Restricted investments in bank stock                                            2,367               2,045
                   Premises and equipment, net                                                    29,575              26,409
                   Accrued interest receivable                                                     3,889               3,675
                   Other assets                                                                    2,160               1,709
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 835,099           $ 786,598
-----------------------------------------------------------------------------------------------------------------------------

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 144,418           $ 127,199
                     Interest-bearing                                                            629,941             599,756
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           774,359             726,955
                   Accrued interest payable                                                          922                 832
                   Other liabilities                                                               2,339               2,999
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        790,620             743,786

-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2003:  2,133,768;  2002:  2,117,089               2,134               2,117
                   Surplus                                                                        32,311              31,909
                   Retained earnings                                                               8,476               6,866
                   Accumulated other comprehensive income (loss)                                   1,158               1,520
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                44,479              42,812
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 835,099           $ 786,598
-----------------------------------------------------------------------------------------------------------------------------



                            See accompanying notes .


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unadutied)
--------------------------------------------------------------------------------------------------------------------

                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                      ------------------------------
                   (in thousands, except per share amounts)                                    2003            2002
--------------------------------------------------------------------------------------------------------------------

Interest           Loans  receivable,  including  fees :
Income                 Taxable                                                              $ 6,478         $ 6,600
                       Tax - exempt                                                              57              22
                   Securities :
                       Taxable                                                                4,068           3,145
                       Tax - exempt                                                              91              27
                   Federal  funds  sold                                                          84              79
                   -------------------------------------------------------------------------------------------------
                           Total  interest  income                                           10,778           9,873
--------------------------------------------------------------------------------------------------------------------

Interest           Deposits                                                                   2,835           3,236
                   Long-term debt                                                               339             339
                   -------------------------------------------------------------------------------------------------
                           Total  interest  expense                                           3,174           3,575
                   -------------------------------------------------------------------------------------------------
                   Net  interest  income                                                      7,604           6,298
                   Provision  for  loan  losses                                                 325             435
                   -------------------------------------------------------------------------------------------------
                           Net  interest  income  after  provision  for  loan  losses         7,279           5,863
--------------------------------------------------------------------------------------------------------------------

Noninterest        Service charges and other fees                                             1,804           1,564
Income             Other operating income                                                        98             127
                   Gain on sale of loans                                                        289             132
                   -------------------------------------------------------------------------------------------------
                           Total  noninterest  income                                         2,191           1,823
--------------------------------------------------------------------------------------------------------------------

Noninterest        Salaries  and  employee  benefits                                          3,532           2,666
Expenses           Occupancy                                                                    797             527
                   Furniture  and  equipment                                                    398             347
                   Advertising  and  marketing                                                  444             587
                   Data  processing                                                             515             426
                   Postage  and  supplies                                                       238             209
                   Audits , regulatory  fees  and  assessments                                   99             109
                   Other                                                                      1,005             876
                   -------------------------------------------------------------------------------------------------
                           Total  noninterest  expenses                                       7,028           5,747
                   -------------------------------------------------------------------------------------------------
                   Income  before  income  taxes                                              2,442           1,939
                   Provision  for  federal  income  taxes                                       794             649
                   -------------------------------------------------------------------------------------------------
                           Net  income                                                      $ 1,648         $ 1,290
--------------------------------------------------------------------------------------------------------------------
                   Net  income  per  common share :  Basic                                   $ 0.77          $ 0.64
                                                     Diluted                                   0.71            0.57
--------------------------------------------------------------------------------------------------------------------



                            See accompanying notes .


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Accumulated
                                                                                                            Other
                                                  Preferred      Common                    Retained     Comprehensive
( in  thousands )                                   Stock        Stock        Surplus      Earnings     Income (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                            $ 400      $ 1,882      $ 25,263      $ 5,159         $ (111)    $ 32,593
Comprehensive income:
   Net  income                                             -            -             -        1,290              -        1,290
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                           -            -             -            -           (335)        (335)
                                                                                                                    -------------
Total comprehensive income                                                                                                   955
Dividends declared on preferred stock                      -            -             -          (20)             -          (20)
Common stock of 13,661 shares issued under stock
option plans                                               -           14           184            -              -          198
Income tax benefit of stock options exercised              -            -           106            -              -          106
Common stock of 60 shares issued under employee
stock purchase plan                                        -            -             2            -              -            2
Proceeds from issuance of 10,688 shares of common
stock in connection with dividend reinvestment and
stock purchase plan                                        -           11           421            -              -          432
Other                                                      -            -            17          (17)             -            -
---------------------------------------------------------------------------------------------------------------------------------
March 31, 2002                                         $ 400      $ 1,907      $ 25,993      $ 6,412         $ (446)    $ 34,266
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                           Other
                                                 Preferred      Common                    Retained     Comprehensive
( in  thousands )                                  Stock        Stock        Surplus      Earnings     Income (Loss)       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2002                            $ 400      $ 2,117      $ 31,909      $ 6,866        $ 1,520     $ 42,812
Comprehensive income:
   Net  income                                             -            -             -        1,648              -        1,648
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                           -            -             -            -           (362)        (362)
                                                                                                                    -------------
Total comprehensive income                                                                                                 1,286
Dividends declared on preferred stock                      -            -             -          (20)             -          (20)
Common stock of 12,163 shares issued under
stock option plans                                         -           12           146            -              -          158
Income tax benefit of stock options exercised              -            -            92            -              -           92
Common stock of 40 shares issued under employee
stock purchase plan                                        -            -             1            -              -            1
Proceeds from issuance of 4,023 shares of
common stock in connection with dividend
reinvestment and stock purchase plan                       -            4           146            -              -          150
Other                                                      -            1            17          (18)             -            -
--------------------------------------------------------------------------------------------------------------------------------
March 31, 2003                                         $ 400      $ 2,134      $ 32,311      $ 8,476        $ 1,158     $ 44,479
--------------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes .

                                       5


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended March 31,
                   ( in  thousands )                                                               2003            2002
--------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                $ 1,648         $ 1,290
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                 325             435
                       Provision for depreciation and amortization                               401             348
                       Deferred income taxes                                                      16             (87)
                       Amortization of securities premiums and accretion of discounts, net       676             143
                       Proceeds from sale of loans                                            23,756          11,147
                       Loans originated for sale                                             (19,914)         (6,604)
                       Gain on sales of loans                                                   (289)           (132)
                       Stock granted under stock purchase plan                                     1               2
                       Increase in accrued interest receivable and other assets                 (392)         (2,866)
                       Increase (decrease) in accrued interest payable and other liabilities    (570)            893
                   -------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                       5,658           4,569
--------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                       11,079           5,720
                      Purchases                                                              (32,722)         (7,011)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                       38,781          10,500
                      Purchases                                                              (82,437)        (11,919)
                   Net increase in loans receivable                                          (14,221)         (7,876)
                   Purchases of restricted investments in bank stock                            (322)              0
                   Purchases of premises and equipment                                        (3,567)           (759)
                   -------------------------------------------------------------------------------------------------------
                          Net  cash (used  by) investing  activities                         (83,409)        (11,345)
--------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                       19,115          32,469
                   Net increase (decrease) in time deposits                                   28,289          (5,836)
                   Proceeds from common stock options exercised                                  158             198
                   Proceeds from common stock purchase and dividend reinvestment plans           150             432
                   Cash dividends on preferred stock and cash in lieu of fractional shares       (30)            (30)
                   -------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                      47,682          27,233
                   -------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                          (30,069)         20,457
                   Cash and cash equivalents at beginning of year                             75,450          25,855
                   -------------------------------------------------------------------------------------------------------
                         Cash and cash equivalents at end of period                         $ 45,381        $ 46,312
                   -------------------------------------------------------------------------------------------------------

                                                See accompanying notes .

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company may, from time to time, make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including the annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the financial statements and footnotes thereto included in the Pennsylvania Commerce Bancorp, Inc., Annual Report for the year ended December 31, 2002.



Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 24, 2003, the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 24, 2003, to stockholders of record on February 7, 2003. Payment of the stock dividend resulted in the issuance of 101,030 additional common shares and cash of $9,550 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 2002.

New Accounting Statements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of

Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.

Adoption of this statement does not have or is not expected to have a material impact on the Company's financial condition or results of operations.


In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $7.5 million of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company has entered into an agreement to purchase the land at 3951 Union Deposit Road, Harrisburg, Dauphin County, Pennsylvania. The Company plans to construct a full-service branch on this property to be opened in "early Summer" 2003.

The Company has entered into an agreement to purchase the land at 15 Lorane Road in conjunction with the purchase of 5140 Perkiomen Avenue, Reading, Berks County, Pennsylvania. The Company plans to construct a full-service branch on these properties to be opened in Summer 2003.

Note 4. COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                    Three Months Ended
                                    ------------------
                                         March 31,
                                         ---------
(in thousands)
                                       2003            2002
                                -------------- ---------------
Unrealized holding gains on
available for sale securities
 occurring during the period             ($548)          ($508)

Reclassification adjustment for
 gains included in net income                0               0
                                -------------- ---------------
Net Unrealized Gains                      (548)           (508)
Tax effect                                 186             173
                                -------------- ---------------
Other comprehensive
Income (loss)                            ($362)          ($335)

                                ============== ===============

Note 5.  STOCK OPTION PLAN


The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for quarters ended March 31, 2003 and 2002:


                                                   Three Months Ended

                                                       March 31,
                                                       ---------
(in thousands)                                      2003       2002
                                                    ----       ----
Net income:
    As reported                                      $1,648   $1,290
    Total stock-based compensation
    cost, net of tax, that would have
    been included in the determination
    of net income if the fair  value
    based method had been applied
    to all awards                                      (155)    (359)
                                                     ------   ------
    Pro-forma                                         1,493      931

Reported earnings per share:
    Basic                                             $0.77    $0.64
    Diluted                                            0.71     0.57

Pro-forma earnings per share:
    Basic                                             $0.69    $0.46
    Diluted                                            0.64     0.41

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

OVERVIEW

Net income for the quarter increased 28% to $1.6 million as compared to $1.3 million for the first quarter of 2002 and total revenues (net interest income plus other income) increased by 21% to $9.8 million for the quarter. Diluted net income per common share increased 25% to $0.71 from $0.57 per share in the first quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2003). At March 31, 2003, the Company had total assets of $835.1 million, total loans (including loans held for sale) of $390.0 million, and total deposits of $774.4 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $737.5 million for the first quarter of 2003 as compared to $579.3 million for the same period in 2002. Approximately $29.3 million, or 19%, of this increase was in average loans outstanding and $128.9 million, or 81%, was in average investment securities and federal funds sold. The yield on earning assets for the first quarter of 2003 was 5.91%, a decrease of 97 basis points (bps) from the comparable period in 2002. This decrease was resulted primarily from decreased yields in the loan and investment portfolios due to the overall level and timing of changes in general market interest rates during the first quarter of 2003 versus the same period one year ago.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $171.1 million. Interest-bearing liabilities increased from $482.5 million during the first quarter of 2002 to $633.4 million during the first quarter of 2003. Average savings deposits increased $50.3 million over first quarter a year ago, average public funds deposits increased $72.2 million and average non-interest bearing demand deposits increased by $20.1 million. Average time deposits increased $12.5 million during the quarter as compared to the first quarter one year ago.

The average rate paid on these liabilities for the first quarter of 2003 was 2.03%, a decrease of 97 basis points from the comparable period in 2002. The Company's aggregate cost of funding sources was 1.75% for the first quarter of 2003, a decrease of 75 basis points from the prior year. This is primarily the result of a decrease in the average rates paid on all interest bearing deposits.

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

Interest income increased by $905,000, or 9%, over the first quarter of 2002. Interest expense for the first quarter of 2003 decreased by $401,000, or 11%, compared to the first quarter of 2002.

Net interest income for the first quarter of 2003 increased by $1.3 million, or 21%, over the same period in 2002. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.88% during the first quarter of 2003 and 2002. The net interest margin decreased by 22 basis points from 4.38% for the first quarter 2002 to 4.16% during the first quarter of 2003.

Noninterest Income

Noninterest income for the first quarter of 2003 increased by $368,000, or 20%, over the same period in 2002. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions in addition to the increase of the gain on the sale of loans.

Included  in  noninterest   income  for  the  first  three  months  of  2003  is
nonrecurring income of $167,000, as a result of a gain on the sale of student loans. Included in noninterest income for the first three months of 2002 is nonrecurring income of $95,000 as a result of a gain on the sale of student loans. Excluding these transactions, recurring core noninterest income for the first three months of 2003 totaled $2.0 million as compared to $1.7 million for the first three months of 2002, an increase of 17%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the first quarter of 2003, noninterest expenses increased by $1.3 million, or 22%, over the same period in 2002. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening three additional branch offices, one each in June 2002, August 2002 and December 2002, respectively. A comparison of noninterest expense for certain categories for the three months ended March 31, 2003, and March 31, 2002, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $866,000, or 32%, for the first quarter of 2003 over the first quarter of 2002. This increase is consistent with increases in staff levels necessary to handle Company growth from first quarter 2002 to first quarter 2003, including the additional staff of the branch offices opened in June 2002, August 2002, and December 2002.

Occupancy expenses of $797,000 were $270,000 higher for the first quarter of 2003 than for the three months ended March 31, 2002. Increased occupancy expenses primarily are a result of the branch offices opened in June 2002, August 2002 and December 2002.

Furniture and equipment expenses of $398,000 were $51,000, or 15% higher for the first quarter of 2003 then the three months ended March 31, 2002. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of three new branches opened during the last 12 months.

Advertising and marketing expenses totaled $444,000 for the three months ended March 31, 2003, a decrease of $143,000, or 24%, from the first quarter of 2002. This decrease was primarily the result of no grand openings scheduled in the first quarter of 2003 offset by increased advertising efforts in each of the Company's markets. The Company's markets will continue to expand as the branch network grows.

Data processing expenses of $515,000 were $89,000, or 21%, higher in the first quarter of 2003 than the three months ended March 31, 2002. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs. Also, at the end of the first quarter 2002, Commerce outsourced the proof, check clearing, and customer statement and processing functions in 2002. As a result, the Company experienced greater costs in the data processing area but achieved offsetting savings in postage, stationary and supplies, and correspondent bank charges.

Postage and supplies expenses of $238,000 were $29,000 higher for the first quarter of 2003 than for the three months ended March 31, 2002. This was due to a combination of increased usage of supplies with the addition of three new branches and growth in the volume of customers and customer transaction statements, offset by savings from the above-mentioned outsourcing.

Other noninterest expenses increased by $129,000, or 15%, for the three-month period ended March 31, 2003, as compared to the same period in 2002. Components of the increase include higher volume and service costs of coin and currency delivery, higher loan related expenses due to an increase in loan volume, and an increase in payroll processing expense.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.51% for the three months ended March 31, 2003, less than the 2.61% reported for the three months ended March 31, 2002. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended March 31, 2003, the operating efficiency ratio was 72.7%, compared to 71.5% for the similar period in 2002.

Provision for Federal Income Taxes

The provision for federal income taxes was $794,000 for the first quarter of 2003 as compared to $649,000 for the same period in 2002. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.5% for the first three months of 2003 and 33.5% for the same period in 2002.

Net Income and Net Income Per Share

Net income for the first quarter of 2003 was $1.6 million, an increase of $358,000, or 28%, over the $1.3 million recorded in the first quarter of 2002. The increase was due to an increase in net interest income of $1.3 million, an increase in noninterest income of $368,000, a decrease of $110,000 in the provision for loan losses, offset partially by an increase in noninterest expenses of $1.3 million and an increase of $145,000 in the provision for income taxes. Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2003, increased 20% to $0.77 per common share for the first three months of 2003 compared to $0.64 for the same period in 2002. Diluted earnings per common share were $0.71 for the first three months of 2003 and $0.57 for the same period in 2002, an increase of 25%.



Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the first quarter of 2003 was 0.83% as compared to 0.84% for the first quarter of 2002. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2003 was 15.20%, as compared to 15.50% for the first quarter of 2002.



FINANCIAL CONDITION

Securities

During the first three months of 2003, securities available for sale increased by $42.5 million from $205.4 million at December 31, 2002 to $247.9 million at March 31, 2003. This resulted from the purchase of $82.4 million in securities, partially offset by $38.8 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, AAA CMO securities, and corporate debt. The weighted average life of the securities available for sale portfolio was 2.9 years at March 31, 2003 with a weighted average yield of 5.12%.

During the first three months of 2003, securities held to maturity increased from $97.6 million to $119.2 million primarily as a result of the purchase of $32.7 million in securities, offset by principal repayments of $11.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, AAA CMO securities, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 4.7 years at March 31, 2003 with a weighted average yield of 6.12%.

Federal funds sold decreased by $33.5 million during the first three months of 2003. Total securities and federal funds sold aggregated $378.1 million at March 31, 2003, and represented 45% of total assets.

The average yield on the combined securities portfolio for the first three months of 2003 was 5.44%, as compared to 6.29% for the similar period of 2002. The average yield earned on federal funds sold during the first three months of 2003 was 1.14%, down 50 basis points from 1.64% earned during the first three months of 2002. The decrease in the yield on federal funds sold is a result of a 50 basis point Fed rate cut in the fourth quarter of 2002. The decrease in yield in the investment portfolio is partially due to the overall level and timing of changes in general market interest rates.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first three months of 2003, total loans held for sale decreased by $3.5 million, from $10.5 million at December 31, 2002 to $7.0 million at March 31, 2003. The change was the result of the sale of $6.8 million of student loans and the sale of $17.0 million of residential loans, offset by originations of $20.3 million in new loans held for sale. Loans held for sale represented 1.3% of total assets at December 31, 2002 and 0.8% of total assets at March 31, 2003.

Loans Receivable

During the first three months of 2003, total loans receivable increased by $14.2 million from $368.9 million at December 31, 2002, to $383.1 million at March 31, 2003. Loans receivable represented 49% of total deposits and 46% of total assets at March 31, 2003, as compared to 51% and 47%, respectively, at December 31, 2002.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at March 31, 2003, were $1.2 million, or 0.14%, of total assets as compared to $1.8 million, or 0.23%, of total assets at December 31, 2002. Foreclosed real estate totaled $281,000 at March 31, 2003, and $118,000 as of December 31, 2002.

The summary table below presents information regarding nonperforming loans and assets as of March 31, 2003, March 31, 2002 and December 31, 2002.

                                           Nonperforming Loans and Assets
------------------------------------------------------------------------------------------------
(dollars in thousands)                         March 31,       December 31,        March 31,
                                                  2003             2002              2002
------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                     $         197        $     958      $        444
Consumer                                                  91               42                15
Real estate:
    Construction                                           0                0                 0
    Mortgage                                             421              599               835
------------------------------------------------------------------------------------------------
       Total nonaccrual loans                            709            1,599             1,294
Loans  past due 90 days or more and  still               175               55                 0
accruing
Restructured loans                                         0                0                 0
       Total nonperforming loans                         884            1,654             1,294
------------------------------------------------------------------------------------------------
Foreclosed real estate                                   281              118               107
------------------------------------------------------------------------------------------------
       Total nonperforming assets                      1,165           $1,772             1,401
------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                     0.23%             0.45%             0.37%
Nonperforming assets to total assets                   0.14%             0.23%             0.22%
------------------------------------------------------------------------------------------------

Nonaccrual commercial loans are comprised of eight loans at March 31, 2003. Management's Allowance for Loan Loss Committee has reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

The following table sets forth information regarding the Company's provision and allowance for loan losses.
                                        Allowance for Loan Losses
------------------------------------------------------------------------------------------------
(dollars in thousands)                                         3 Months        Year Ending
                                                                Ending         December 31,
                                                               March 31,           2002
                                                                 2003
------------------------------------------------------------------------------------------------
Balance at beginning of period                                 $      5,146        $    4,544
Provisions charged to operating expenses                                325             1,435
------------------------------------------------------------------------------------------------
                                                                      5,471             5,979
Recoveries of loans previously charged-off:
    Commercial                                                            0                93
    Consumer                                                              2                 2
    Real estate                                                           8                21
------------------------------------------------------------------------------------------------
Total recoveries                                                         10               116
Loans charged-off:
    Commercial                                                           (0)             (561)
    Consumer                                                             (7)              (70)
    Real estate                                                         (40)             (318)
------------------------------------------------------------------------------------------------
Total charged-off                                                       (47)             (949)
------------------------------------------------------------------------------------------------
Net charge-offs                                                         (37)             (833)
------------------------------------------------------------------------------------------------
Balance at end of period                                       $      5,434        $    5,146
------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of                                     0.01%             0.23%
   Average loans outstanding
Allowance for loan losses as a percentage of                           1.42%             1.40%
   Period-end loans
------------------------------------------------------------------------------------------------


Deposits

Total deposits at March 31, 2003 were $774.4 million, up $47.4 million, or 6%, over total deposits of $727.0 million at December 31, 2002. The average balances and weighted average rates paid on deposits for the first three months of 2003 and 2002 are presented in the following table.

------------------------------------------------------------------------------------------------
                                                     Three months Ended March 31,
                                                    2003                      2002
------------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
------------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   124,009               $   103,911
    Interest-bearing (money market
      and checking)                           203,617     0.98%         129,423     1.38%
Savings                                       225,011     1.23          172,780     2.13
Time deposits                                 191,778     3.51          167,220     4.58
------------------------------------------------------------------------------------------------
Total deposits                            $   744,415               $   573,334
------------------------------------------------------------------------------------------------

Interest Rate Sensitivity


The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The Company's Board of Directors reviews the guidelines established by ALCO.


An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with
general  market  interest  rates.  Historically,   the  most  common  method  of
estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.


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

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At March 31, 2003, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. During 2002 and 2001, the Federal Reserve lowered short-term interest rates by 525 basis points, pushing the Federal Funds rate down to 1.25% from 6.5% at year-end 2001, the lowest level in over 50 years. The Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At March 31, 2003, the Company's income simulation model indicates net income would increase by 0.04% in the first year and decrease by 5.4% over a two-year time frame, if rates decreased 100 basis points as compared to an increase of 0.2% and decrease of 1.6%, respectively, at March 31, 2002. The model projects that net income would increase by 4.2% and 17.1% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points as compared to a decrease of 0.8% and an increase of 0.1%, respectively, at March 31, 2002. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at December 31, 2002 provide an accurate assessment of the Company's interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2003, the market value of equity indicates an acceptable level of interest rate risk.


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

The Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2003, the total potential liquidity for the Company through these secondary sources was $271 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2003, stockholders' equity totaled $44.5 million, up 4% over stockholders' equity of

$42.8 million at December 31, 2002. Stockholders' equity at March 31, 2003 included $1.2 million of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $2.0 million from $41.3 million at December 31, 2002, to $43.3 million at March 31, 2003 due to retained net income and the proceeds from the stock option and stock purchase plans.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     To Be Well Capitalized
                                                                                                         Under Prompt
                                        March 31,       December 31,           For Capital             Corrective Action
                                           2003             2002            Adequacy Purposes             Provisions
-----------------------------------------------------------------------------------------------------------------------------

Risk-Based Capital Ratios:

         Tier 1                            10.88%             11.11%               4.00%                      6.00%

         Total                             11.94              12.17                8.00                      10.00

         Leverage ratio                     6.97               6.97                4.00                       5.00
         (to average assets)

-----------------------------------------------------------------------------------------------------------------------------

At March 31, 2003, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the federal funds rate and the National Prime Rate fell 525 basis points between January 1, 2001 and March 31, 2003, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first three months of 2003 was 4.16%, a difference of 22 basis points from 4.38% for the first three months of 2002.

Currently, Commerce has 75% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

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

Item 2. Changes in Securities and Use of Proceeds

No items to report for the quarter ending March 31, 2003.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending March 31, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

No items to report for the quarter ending March 31, 2003.

Item 5.  Other Information

No items to report for the quarter ending March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...................................Exhibit 11

(b.) Reports on Form 8-K

On January 17, 2003, the Company filed a form 8-K announcing the following information:

On December 20, 2002, the Board of Directors of Pennsylvania Commerce Bancorp, Inc. (the "Company") accepted the resignation of Vernon W. Hill, II as a director and appointed Mr. Hill to the position of "director emeritus". The Company anticipates that as a "director emeritus," Mr. Hill will continue to attend certain Board meetings and to participate in certain marketing and promotional activities of the registrant's bank subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        05/15/03                          /s/ Gary L. Nalbandian
-------------------------          -------------------------------------
         (Date)                       Gary L. Nalbandian
                                      President/CEO




        05/15/03                           /s/ Mark A. Zody
-------------------------          -------------------------------------
         (Date)                      Mark A. Zody
                                     Chief Financial Officer