Form 10-Q
period 2003-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2003-08-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to
                                                      -------

                            Commission File 333-78445
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                   -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                      25-1834776
     ------------------------------                  ---------------------------
    (State or other jurisdiction of                 (IRS Employer Identification
    incorporation or organization)                             Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
                               -----------------
                          (Issuer's telephone number)

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

                                               Yes               No    X

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               2,150,165 Common shares outstanding at 07/31/03
               -----------------------------------------------

     Transitional Small Business Disclosure Format (check one):   Yes   No    X

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX
                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets.......................................3
           June 30, 2003 (unaudited), and December 31, 2002

           Consolidated Statements of Income (Unaudited).....................4
           Three months ended June 30, 2003 and June 30, 2002
           Six months ended June 30, 2003 and June 30, 2002

           Consolidated Statements of Stockholders' Equity  (Unaudited)......5
           Six months ended June 30, 2003 and June 30, 2002

           Consolidated Statements of Cash Flows (Unaudited).................6
           Six months ended June 30, 2003, and June 30, 2002

           Notes to Consolidated Financial Statements (Unaudited)............7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......22

Item 4.    Controls and Procedures..........................................22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................23
Item 2.    Changes in Securities and Use of Proceeds........................23
Item 3.    Defaults Upon Senior Securities..................................23
Item 4.    Submission of Matters to a Vote of Securities Holders............23
Item 5.    Other Information................................................23
Item 6a.   Exhibits.........................................................23
Item 6b.   Reports on Form 8-K..............................................23

           Signatures.......................................................24

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------

                                                                                               June 30,          December 31,
                                                                                                 2003                2002
                   ( in thousands, except share amounts)                                      (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 38,778            $ 30,950
                   Federal funds sold                                                             12,000              44,500
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 50,778              75,450
                   Securities, available for sale at fair value                                  213,468             205,436
                   Securities, held to maturity at cost
                     (fair value 2003: $123,289;  2002: $101,036 )                               127,089              97,625
                   Loans, held for sale                                                           12,812              10,514
                   Loans receivable, net of allowance for loan losses
                        (allowance 2003: $5,667; 2002: $5,146)                                   401,073             363,735
                   Restricted investments in bank stock                                            2,450               2,045
                   Premises and equipment, net                                                    31,472              26,409
                   Accrued interest receivable                                                     3,870               3,675
                   Other assets                                                                    2,285               1,709
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 845,297           $ 786,598
=============================================================================================================================

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 155,968           $ 127,199
                     Interest-bearing                                                            626,765             599,756
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           782,733             726,955
                   Accrued interest payable                                                          489                 832
                   Other liabilities                                                               2,313               2,999
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        798,535             743,786

-----------------------------------------------------------------------------------------------------------------------------
Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2003:  2,149,490;  2002:  2,117,089               2,150               2,117
                   Surplus                                                                        32,730              31,909
                   Retained earnings                                                              10,114               6,866
                   Accumulated other comprehensive income                                          1,368               1,520
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                46,762              42,812
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 845,297           $ 786,598
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


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unadutied)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                Three Months                    Six Months
                                                                               Ended June 30,                 Ended June 30,
                                                                   -------------------------------------------------------------
             (in thousands, except per share amounts)                      2003             2002           2003            2002
--------------------------------------------------------------------------------------------------------------------------------

Interest     Loans  receivable,  including  fees :
Income           Taxable                                                $ 6,883          $ 6,599       $ 13,361         $13,199
                 Tax - exempt                                                54               19            111              41
             Securities :
                 Taxable                                                  4,013            3,614          8,081           6,759
                 Tax - exempt                                               121               27            212              54
             Federal  funds  sold                                            56               83            140             162
             -------------------------------------------------------------------------------------------------------------------
                     Total  interest  income                             11,127           10,342         21,905          20,215
--------------------------------------------------------------------------------------------------------------------------------

Interest     Deposits                                                     2,593            3,262          5,428           6,498
             Long-term debt                                                 339              337            678             676
             -------------------------------------------------------------------------------------------------------------------
                     Total  interest  expense                             2,932            3,599          6,106           7,174
             -------------------------------------------------------------------------------------------------------------------
             Net  interest  income                                        8,195            6,743         15,799          13,041
             Provision  for  loan  losses                                   525              280            850             715
             -------------------------------------------------------------------------------------------------------------------
                     Net  interest  income  after  provision
                         for  loan  losses                                7,670            6,463         14,949          12,326
--------------------------------------------------------------------------------------------------------------------------------

Noninterest  Service charges and other fees                               1,928            1,564          3,732           3,128
Income       Other operating income                                          88              127            186             254
             Gain on sale of loans                                          200               57            489             189
             -------------------------------------------------------------------------------------------------------------------
                     Total  noninterest  income                           2,216            1,748          4,407           3,571
--------------------------------------------------------------------------------------------------------------------------------

Noninterest  Salaries  and  employee  benefits                            3,751            2,916          7,283           5,582
Expenses     Occupancy                                                      772              559          1,569           1,086
             Furniture  and  equipment                                      446              359            844             706
             Advertising  and  marketing                                    474              586            918           1,173
             Data  processing                                               587              523          1,102             949
             Postage  and  supplies                                         216              203            454             412
             Audits , regulatory  fees  and  assessments                    127              109            226             218
             Other                                                        1,054              927          2,059           1,803
             -------------------------------------------------------------------------------------------------------------------
                     Total  noninterest  expenses                         7,427            6,182         14,455          11,929
             -------------------------------------------------------------------------------------------------------------------
             Income  before  income  taxes                                2,459            2,029          4,901           3,968
             Provision  for  federal  income  taxes                         801              682          1,595           1,331
             -------------------------------------------------------------------------------------------------------------------
                     Net  income                                        $ 1,658          $ 1,347        $ 3,306         $ 2,637
             ===================================================================================================================
             Net  income  per  common share :  Basic                     $ 0.77           $ 0.65         $ 1.53          $ 1.28
                                               Diluted                     0.71             0.58           1.42            1.16
             ===================================================================================================================


                            See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                       Preferred      Common                  Retained   Comprehensive
( in  thousands )                                       Stock         Stock      Surplus      Earnings   Income (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                           $    400      $  1,882    $ 25,263    $  5,159       $   (111)      $ 32,593
Comprehensive income:
   Net  income                                            --            --          --         2,637           --            2,637
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                          --            --          --          --            1,312          1,312
                                                                                                                          --------
Total comprehensive income                                                                                                   3,949
Dividends declared on preferred stock                     --            --          --           (40)          --              (40)
Common stock of 95,016 shares issued under stock
option plans                                              --              96       1,409        --             --            1,505
Income tax benefit of stock options exercised             --            --           292        --             --              292
Common stock of 330 shares issued under employee
stock purchase plan                                       --            --            15        --             --               15
Proceeds from issuance of 14,304 shares of common
stock in connection with dividend reinvestment and
stock purchase plan                                       --              14         589        --             --              603
Other                                                     --            --            17         (17)          --             --
------------------------------------------------------------------------------------------------------------------------------------
June 30, 2002                                         $    400      $  1,992    $ 27,585    $  7,739       $  1,201       $ 38,917
====================================================================================================================================

                                                                                                           Accumulated
                                                                                                              Other
                                                       Preferred        Common                Retained    Comprehensive
( in  thousands )                                       Stock           Stock      Surplus    Earnings     Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2002                           $    400      $  2,117    $ 31,909    $  6,866       $  1,520       $ 42,812
Comprehensive income:
   Net  income                                            --            --          --         3,306           --            3,306
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                          --            --          --          --             (152)          (152)
                                                                                                                           --------
Total comprehensive income                                                                                                   3,154
Dividends declared on preferred stock                     --            --          --           (40)          --              (40)
Common stock of 22,571 shares issued under stock
option plans                                              --              23         358        --             --              381
Income tax benefit of stock options exercised             --            --           107        --             --              107
Common stock of 70 shares issued under employee
stock purchase plan                                       --            --             2        --             --                2
Proceeds from issuance of 9,307 shares of common
 stock in connection with dividend reinvestment and
stock purchase plan                                       --               9         337        --             --              346
Other                                                     --               1          17         (18)          --             --

------------------------------------------------------------------------------------------------------------------------------------
June 30, 2003                                         $    400      $  2,150    $ 32,730    $ 10,114       $  1,368       $ 46,762
====================================================================================================================================

                        See  accompanying  notes .


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Six Months Ended June 30,

                   ( in  thousands )                                                          2003             2002
--------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                               $ 3,306          $ 2,637
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                850              715
                       Provision for depreciation and amortization                              832              709
                       Deferred income taxes                                                   (103)            (110)
                       Amortization of securities premiums and accretion of discounts, net    1,405              300
                       Proceeds from sale of loans                                           54,633           22,746
                       Loans originated for sale                                            (56,442)         (17,861)
                       Gain on sales of loans                                                  (489)            (189)
                       Stock granted under stock purchase plan                                    2               15
                       Increase in accrued interest receivable and other assets                (488)            (344)
                       Increase (decrease) in accrued interest payable and other liabilities (1,029)           1,128
                   -------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                      2,477            9,746
--------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                      23,312           12,039
                      Purchases                                                             (52,812)         (29,124)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                      93,113           21,119
                      Purchases                                                            (102,729)         (43,330)
                   Net increase in loans receivable                                         (38,188)         (17,693)
                   Purchases of restricted investments in bank stock                           (405)            (776)
                   Purchases of premises and equipment                                       (5,895)          (2,681)
                   -------------------------------------------------------------------------------------------------------
                          Net  cash  used  by  investing  activities                        (83,604)         (60,446)
--------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                      66,851           57,666
                   Net increase (decrease) in time deposits                                 (11,073)            (926)
                   Proceeds from common stock options exercised                                 381            1,505
                   Proceeds from common stock purchase and dividend reinvestment plans          346              603
                   Cash dividends on preferred stock and cash in lieu of fractional shares      (50)             (50)
                   -------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                     56,455           58,798
                   -------------------------------------------------------------------------------------------------------
                   Increase (decrease) in cash and cash equivalents                         (24,672)           8,098
                   Cash and cash equivalents at beginning of year                            75,450           25,855
                   -------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                              $ 50,778         $ 33,953
                   =======================================================================================================

                            See accompanying notes .

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Stock Option Plan

The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended and six months ended June 30, 2003 and 2002:



                                                        Three Months                  Six Months

                                                       Ended June 30,                Ended June 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                     2003             2002            2003           2002
                                                   ----             ----            ----           ----
Net income:
    As reported                             $      1,658       $   1,347       $   3,306       $   2,637
    Total stock-based compensation
    cost, net of tax, that would have
    been included in the determination
    of net income if the fair  value
    based method had been applied
    to all awards                                   (276)           (359)           (431)           (718)
                                                    ----             ----            ----           ----
    Pro-forma                                      1,382             988           2,875           1,919
Reported earnings per share:
    Basic                                   $       0.77    $       0.65    $       1.53    $       1.28
    Diluted                                         0.71            0.58    $       1.42    $       1.16
Pro-forma earnings per share:
    Basic                                   $       0.64    $       0.47    $       1.34    $       0.94
    Diluted                                         0.59            0.42            1.24    $       0.85


New Accounting Standards

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.

Adoption of these statements does not have or is not expected to have a material impact on the Company's financial condition or results of operations.

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $7.5 million of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have an impact on the Company's financial condition or results of operations.


Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company purchased the parcel of land at 15 Lorane Road in conjunction with the purchase of 5140 Perkiomen Avenue, Reading, in Berks County, Pennsylvania. The Company constructed a full-service branch on this land and held Grand Opening Ceremonies for this branch on July 19, 2003.

The Company has entered into a land lease for the premises located in the Penn Plaza Shopping Center in Muhlenberg Township, in Berks County, Pennsylvania. The Company is currently constructing a full-service branch office on this land and plans Grand Opening Ceremonies for this branch in September 2003.

The Company has entered into a lease for office space at 1803 Mt. Rose Avenue, Suites A9 and A10, in York, Pennsylvania. The lease commenced March 1, 2003. Rent payments will commence August 2003. The Company moved its York Loan Production Office to this building.

The Company has purchased the parcel of land at 115 Bowman Street, City of Lebanon, in Lebanon County, Pennsylvania. The Company plans to construct a full-service branch on this property to be opened in 2004.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity.

Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                            Three Months Ended          Six Months Ended
                                                 June 30,                 June 30,
(in thousands)
                                          2003           2002           2003           2002
                                      -----------------------------  -----------------------
Unrealized holding gains (losses)
   on available for sale securities
   occurring during the period           $   318       $ 2,495       $ (230)       $ 1,988


Reclassification adjustment for
   gains included in net income
                                               0             0             0             0
                                         -------       -------        -------       -------

Net unrealized gains (losses)
                                             318         2,495          (230)        1,988

Tax effect
                                            (108)         (848)           78          (676)
                                         -------       -------        -------       -------

Other comprehensive
income (loss)                            $   210       $ 1,647       $  (152)      $ 1,312
                                         =======       =======        =======       =======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              ---------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                        --------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

OVERVIEW

Net income for the quarter increased 23% to $1.7 million as compared to $1.3 million for the second quarter of 2002 and total revenues (net interest income plus other income) increased by 23% to $10.4 million for the quarter. Diluted net income per common share increased 22% to $0.71 from $0.58 per share in the second quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2003). At June 30, 2003, the Company had total assets of $845.3 million, total net loans (including loans held for sale) of $413.9 million, and total deposits of $782.7 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $765.1 million for the second quarter of 2003 as compared to $617.2 million for the same period in 2002. Approximately $44.4 million, or 30%, of this increase was in average loans outstanding and $103.5 million, or 70%, was in average investment securities. The yield on earning assets for the second quarter of 2003 was 5.83%, a decrease of 89 basis points
(bps) from the comparable period in 2002. This decrease resulted primarily from decreased yields in the loan and investment portfolios due to the overall level and timing of changes in general market interest rates present during the second quarter of 2003 versus the same period one year ago.

The growth in interest earning assets was funded primarily by an increase in the average balance of deposits of $139.0 million over the second quarter 2002.
Average interest-bearing liabilities increased from $511.1 million during the second quarter of 2002 to $648.6 million during the second quarter of 2003. Average savings deposits increased $35.1 million over second quarter a year ago, average public funds deposits increased $60.3 million, average non-interest bearing demand deposits increased by $28.6 million, and average time deposits increased $15.0 million during the quarter as compared to the second quarter one year ago.

The average rate paid on interest-bearing liabilities for the second quarter of 2003 was 1.81%, a decrease of 101 basis points from the comparable period in 2002. The Company's aggregate cost of funding sources was 1.54% for the second quarter of 2003, a decrease of 80 basis points from the prior year. This is primarily the result of a decrease in the average rates paid on all interest bearing deposits.

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

Interest income increased by $785,000, or 8%, over the second quarter of 2002. Interest expense for the second quarter of 2003 decreased by $667,000, or 19%, compared to the second quarter of 2002.

Net interest income for the second quarter of 2003 increased by $1.5 million, or 22%, over the same period in 2002. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 4.02% during the second quarter of 2003 compared to 3.90% during the same period of the previous year. The net interest margin decreased by 9 basis points from 4.38% for the second quarter 2002 to 4.29% during the second quarter of 2003.

For the first six months ended June 30, 2003, interest income increased by $1.7 million, or 8%, over the same period in 2002. Interest expense for the first six months of 2003 totaled $6.1 million, a decrease of $1.1 million, or 15%, from the first six months of 2002.

Net interest income for the first six months of 2002 increased by $2.8 million, or 21%, over the same period in 2002. The Company's net interest margin decreased 15 basis points from 4.37% for the first six months of 2002 to 4.22% for the first half of 2003.

Provision for Loan Losses

The provision for loan losses was $525,000 for the second quarter of 2003 as compared to $280,000 for the same period in 2002. For the six months ended June 30, the provision was $850,000 and $715,000 for 2003 and 2002, respectively. The increase in the provision is primarily related to the growth in loan receivables. The allowance for loan losses as a percentage of period-end loans was 1.39% at June 30, 2003 as compared to 1.40% and 1.38% at December 31, 2002 and June 30, 2002, respectively.

Noninterest Income

Noninterest income for the second quarter of 2003 increased by $468,000, or 27%, over the same period in 2002. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions in addition to the increase of the gain on the sale of loans.

Included in noninterest income for the first six months of 2003 is nonrecurring income of $167,000, as a result of a gain on the sale of student loans. Included in noninterest income for the first six months of 2002 is nonrecurring income of $95,000 as a result of a gain on the sale of student loans. Excluding these transactions, recurring core noninterest income for the first six months of 2003 totaled $4.2 million as compared to $3.5 million for the first six months of 2002, an increase of 20%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2003, noninterest expenses increased by $1.2 million, or 20%, over the same period in 2002. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening four additional branch offices, one each in June 2002, August 2002, December 2002, and June 2003, respectively. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2003, and June 30, 2002, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $835,000, or 29%, for the second quarter of 2003 over the second quarter of 2002. This increase is consistent with increases in staff levels necessary to handle Company growth from second quarter 2002 to second quarter 2003, including the additional staff of the branch offices opened in June 2002, August 2002, December 2002, and June 2003. In addition, staffing expenses increased in preparation for the July 2003 opening of the first Berks County branch.

Occupancy expenses of $772,000 were $213,000 higher for the second quarter of 2003 than for the three months ended June 30, 2002. Increased occupancy expenses primarily are a result of the branch offices opened in June 2002, August 2002, December 2002, and June 2003.

Furniture and equipment expenses of $446,000 were $87,000, or 24%, higher for the second quarter of 2003 than the three months ended June 30, 2002. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of four new branches opened during the last 13 months.

Advertising and marketing expenses totaled $474,000 for the three months ended June 30, 2003, a decrease of $112,000, or 19%, from the second quarter of 2002. This decrease was primarily the result of overall lower marketing expenses in the second quarter of the year versus the same period in 2002. The Company plans to have a higher level of marketing expenses in the second half of 2003 in conjunction with four planned Grand Opening Celebrations versus two Grand Opening Celebrations in the second half of 2002. The Company's markets will continue to expand as the branch network grows.

Data processing expenses of $587,000 were $64,000, or 12%, higher in the second quarter of 2003 than the three months ended June 30, 2002. The increase was due to a combination of increased costs associated with processing additional transactions (due to growth in number of accounts) and an increase in data processing support costs. Also, at the end of the second quarter 2002, Commerce outsourced the proof, check clearing, and customer statement and processing function. As a result, the Company experienced greater costs in the data processing area but achieved offsetting savings in postage, stationery and supplies, and correspondent bank charges.

Postage and supplies expenses of $216,000 were $13,000 higher for the second quarter of 2003 than for the three months ended June 30, 2002. This was due to a combination of increased usage of supplies with the addition of four new branches and growth in the volume of customers and customer transaction statements, offset by savings from the above-mentioned outsourcing.

Audit and regulatory fees increased by $18,000, or 17%, from $109,000 for the second quarter of 2002 to $127,000 for the second quarter of 2003. This increase is a result of higher Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) assessments. Both assessment calculations, which are based on deposit size, continue to increase as the Company's deposit balances grow.

Other noninterest expenses increased by $127,000, or 14%, for the three-month period ended June 30, 2003, as compared to the same period in 2002. Components of the increase include higher volume and service costs of coin and currency delivery, higher loan related expenses due to an increase in loan volume, greater checkbook printing expenses due to an increase in new accounts and an increase in payroll processing expense.

For the first six months of 2003, total noninterest expenses increased by $2.5 million, or 21% over the comparable period in 2002. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $1.7 million, or 30%, over the first six months of 2002. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 350 at June 30, 2002 to 418 at June 30, 2003 as well as the addition of new staff to operate the new branches opened in June 2002, August 2002, December 2002 and June 2003.

Occupancy and furniture & equipment expenses for the first six months of 2003 were $621,000, or 35%, higher for the first six months of 2003 over the similar period in 2002. The majority of the increase is the result of costs associated with the opening of four new branch facilities during the last 13 months. Additionally, Commerce increased the office space at the Lemoyne Loan Production Office during the first quarter of 2003.

Advertising and marketing expenses totaled $918,000 for the six months ended June 30, 2003, a decrease of $255,000, or 22%, from the first six month of 2002. This decrease was primarily the result of overall lower marketing expenses in the second half of the year versus the same period in 2002. The Company plans to have a higher level of marketing expenses in the second half of 2003 in conjunction with four planned Grand Opening Celebrations versus two Grand Opening Celebrations in the second half of 2002.

Data processing expenses increased $153,000 or 16%, for the first six months of 2003 as compared to the first six months of 2002. The increase is the result of the previously mentioned higher data processing support costs and processing higher volumes of customer transactions.

Other noninterest expenses for the first six months of 2003 were $2.1 million compared to $1.8 million for the similar period in 2002. Components of the increase include increased in volume and service costs of coin and currency delivery, higher loan expenses due to an increase in loan volume, and increased checkbook printing costs.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.50% for the three months ended June 30, 2003, less than the 2.66% reported for the three months ended June 30, 2002, and 2.50% for the first six months of 2003 compared to 2.64% for the first half of 2002. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended June 30, 2003, the operating efficiency ratio was 71.3%, compared to 72.4% for the similar period in 2002. For the six months ended June 30, 2003, this ratio was 71.9%, the same as for the six months ended June 30, 2002.

Provision for Federal Income Taxes

The provision for federal income taxes was $801,000 for the second quarter of 2003 as compared to $682,000 for the same period in 2002. For the six months ended June 30, the provision was $1.6 million and $1.3 million for 2003 and 2002, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.5% for the first six months of 2003 and 33.5% for the same period in 2002.

Net Income and Net Income Per Share

Net income for the second quarter of 2003 was $1.7 million, an increase of $311,000, or 23%, over the $1.3 million recorded in the second quarter of 2002. The increase was due to an increase in net interest income of $1.5 million, an increase in noninterest income of $468,000, offset partially by an increase in noninterest expenses of $1.2 million, an increase of $245,000 in the provision for loan losses, and an increase of $119,000 in the provision for income taxes.

Net income for the first six months of 2003 was $3.3 million compared to $2.6 million recorded in the first six months of 2002. The increase was due to an increase in net interest income of $2.8 million, an increase in noninterest income of $836,000, offset partially by an increase in noninterest expenses of $2.5 million, an increase of $135,000 in the provision for loan losses, and an increase of $264,000 in the provision for income taxes.

Diluted earnings per common share, after adjusting for a 5% common stock dividend paid in February 2003, increased 22% to $0.71 per common share for the second quarter of 2003 compared to $0.58 for the same period in 2002. Diluted earnings per common share were $1.42 for the first six months of 2003 and $1.16 for the same period in 2002, an increase of 22%.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the second quarter of 2003 was 0.80% as compared to 0.82% for the second quarter of 2002. The ROA for the first six months of 2003 was 0.81% compared to 0.83% for the first half of 2002. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the second quarter of 2003 was 14.48%, as compared to 14.57% for the second quarter of 2002. The annualized ROE for the first six months of 2003 was 14.83%, as compared to 15.01% for the first six months of 2002.



FINANCIAL CONDITION

Securities

During the first six months of 2003, securities available for sale increased by $8.1 million from $205.4 million at December 31, 2002 to $213.5 million at June 30, 2003. This resulted from the purchase of $102.8 million in securities, partially offset by $93.1 million in principal repayments.

The securities available for sale portfolio are comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt. The weighted average life of the securities available for sale portfolio was 2.2 years at June 30, 2003 with a weighted average yield of 4.40%.

During the first six months of 2003, securities held to maturity increased from $97.6 million to $127.1 million primarily as a result of the purchase of $52.8 million in securities, offset by principal repayments of $23.3 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The weighted average life of the securities held to maturity portfolio was 4.3 years at June 30, 2003 with a weighted average yield of 6.12%.

Federal funds sold decreased by $32.5 million during the first six months of 2003. Total securities and federal funds sold aggregated $352.6 million at June 30, 2003, and represented 42% of total assets.

The average yield on the combined securities portfolio for the first six months of 2003 was 4.98%, as compared to 6.14% for the similar period of 2002. The average yield earned on federal funds sold during the first six months of 2003 was 1.15%, down 51 basis points from 1.66% earned during the first six months of 2002. The decrease in the yield on federal funds sold is a result of a 50 basis point decrease by the Federal Reserve Board in the fourth quarter of 2002. The decrease in the yield in the investment portfolio is partially due to the overall level and timing of changes in general market interest rates.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first six months of 2003, total loans held for sale increased by $2.3 million, from $10.5 million at December 31, 2002 to $12.8 million at June 30, 2003. The change was the result of the sale of $6.8 million of student loans and the sale of $47.3 million of residential loans, offset by originations of $56.4 million in new loans held for sale. Loans held for sale represented 1.3% of total assets at December 31, 2002 and 1.5% of total assets at June 30, 2003.

Loans Receivable

During the first six months of 2003, total gross loans receivable increased by $37.8 million from $368.9 million at December 31, 2002, to $406.7 million at June 30, 2003. Loans receivable represented 52% of total deposits and 48% of total assets at June 30, 2003, as compared to 51% and 47%, respectively, at December 31, 2002.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at June 30, 2003, were $2.0 million, or 0.24%, of total assets as compared to $1.8 million, or 0.23%, of total assets at December 31, 2002. Foreclosed real estate totaled $256,000 at June 30, 2003, and $118,000 as of December 31, 2002.

The summary table below presents information regarding nonperforming loans and assets as of June 30, 2003 and 2002 and December 31, 2002.




                         Nonperforming Loans and Assets
==================================================================================
(dollars in thousands)                         June 30,    December 31,     June 30,
                                                 2003          2002          2002
-------------------------------------------------------- ---------------- ---------
Nonaccrual loans:
Commercial                                       $  398       $  958       $  376
Consumer                                            188           42           74
Real estate:
    Construction                                      0            0            0
    Mortgage                                        196          599          757
-------------------------------------------      ------       ------       ------
       Total nonaccrual loans                       782        1,599        1,207
Loans  past due 90 days or more and  still
accruing                                            960           55            0
Restructured loans                                    0            0            0
-------------------------------------------      ------       ------       ------
       Total nonperforming loans                  1,742        1,654        1,207
Foreclosed real estate                              256          118          125
-------------------------------------------      ------       ------       ------
       Total nonperforming assets                 1,998       $1,772        1,332
-------------------------------------------      ------       ------       ------
Nonperforming loans to total loans                 0.43%        0.45%        0.34%
Nonperforming assets to total assets               0.24%        0.23%        0.20%
==================================================================================



Management's Allowance for Loan Loss Committee has reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

The following table sets forth information regarding the Company's provision and allowance for loan losses.


                                              Allowance for Loan Losses
============================================================================================================
(dollars in thousands)                                        Six Months     Year Ending       Six Months
                                                                Ending       December 31,        Ending
                                                             June 30, 2003       2002         June 30, 2002
---------------------------------------------------------------------------------------------------------
Balance at beginning of period                                   $ 5,146        $ 4,544        $ 4,544
Provisions charged to operating expenses                             850          1,435            715
-----------------------------------------------------------      -------        -------        -------
                                                                   5,996          5,979          5,259
Recoveries of loans previously charged-off:
    Commercial                                                        17             93             40
    Consumer                                                          57              2              1
    Real estate                                                       48             21             19
-----------------------------------------------------------      -------        -------        -------
Total recoveries                                                     122            116             60
Loans charged-off:
    Commercial                                                      (174)          (561)          (129)
    Consumer                                                         (46)           (70)           (61)
    Real estate                                                     (231)          (318)          (164)
-----------------------------------------------------------      -------        -------        -------
Total charged-off                                                   (451)          (949)          (354)
-----------------------------------------------------------      -------        -------        -------
Net charge-offs                                                     (329)          (833)          (294)
-----------------------------------------------------------      -------        -------        -------
Balance at end of period                                         $ 5,667        $ 5,146        $ 4,965
-----------------------------------------------------------      -------        -------        -------
Net charge-offs as a percentage of                                  0.08%          0.23%          0.08%
   Average loans outstanding
-----------------------------------------------------------      -------        -------        -------
Allowance for loan losses as a percentage of                        1.39%          1.40%          1.38%
   Period-end loans
============================================================================================================


Premises and Equipment

During the first six months of 2003, premises and equipment increased by $5.1 million, or 19%, from $26.4 million at December 31, 2002 to $31.5 million at June 30, 2003. The majority of the increase was a result from the purchase of land for new branch sites, furniture and equipment for the additional space at the Lemoyne Loan Processing Office, furniture and equipment for the new branch that opened in June 2003, and preliminary costs for the future branch sites, offset by the provision for depreciation and amortization.

Deposits

Total deposits at June 30, 2003 were $782.7 million, up $55.8 million, or 8%, over total deposits of $727.0 million at December 31, 2002. The average balances and weighted average rates paid on deposits for the first six months of 2003 and 2002 are presented in the following table.



----------------------------------------------------------------------------------------------
                                                       Six months Ended June 30,
----------------------------------------------------------------------------------------------
                                                    2003                      2002
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   132,290               $   107,896
    Interest-bearing (money                   214,130     0.93%         129,986      1.36%
    market and checking)
Savings                                       228,550     1.15          183,081      2.13
Time deposits                                 185,347     3.41          170,788      4.36
----------------------------------------------------------------------------------------------
Total deposits                            $   760,317               $   591,751
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

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At June 30, 2003, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. For the period January 2001 to June 2003, the Federal Reserve lowered short-term interest rates thirteen times for a total of 550 basis points, pushing the Federal Funds rate down to 1.00% from 6.5% at year-end 2000, the lowest level in over 50 years. The Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At June 30, 2003, the Company's income simulation model indicates net income would increase by 0.5% in the first year and decrease by 4.7% over a two-year time frame, if rates decreased 100 basis points as compared to a decrease of 0.1% and decrease of 3.6%, respectively, at June 30, 2002. The model projects that net income would increase by 3.0% and 16.0% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to a increase of 0.3% and an increase of 4.7%, respectively, at June 30, 2002. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO. The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. The Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, and are generally insensitive to changes in interest rates. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2003 provide an accurate assessment of the Company's interest rate risk.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At June 30, 2003, the market value of equity indicates an acceptable level of interest rate risk.


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

The Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2003, the total potential liquidity for the Company through these secondary sources was $314 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At June 30, 2003, stockholders' equity totaled $46.8 million, up 9% over stockholders' equity of $42.8 million at December 31, 2002. Stockholders' equity at June 30, 2003 included $1.4 million of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $4.1 million from $41.3 million at December 31, 2002, to $45.4 million at June 30, 2003 due to retained net income and the proceeds from the stock option and stock purchase plans.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:


------------------------------------ ---------------- ----------------- -------------------------- --------------------------
                                                                                                    To Be Well Capitalized
                                                                                                    Under Prompt Corrective
                                        June 30,        December 31,           For Capital             Action Provisions
                                           2003             2002            Adequacy Purposes
------------------------------------ ---------------- ----------------- -------------------------- --------------------------
Risk-Based Capital Ratios:
          Tier 1                          10.72%            11.11%              4.00%                          6.00%

          Total                           11.76             12.17               8.00                          10.00

          Leverage ratio                   6.95              6.97               4.00                           5.00
         (to average assets)
------------------------------------ ---------------- ----------------- -------------------------- --------------------------



The consolidated capital ratios at June 30, 2003 are not materially different to the Bank's capital ratios. At June 30, 2003, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the federal funds rate and the National Prime Rate fell 550 basis points between January 1, 2001 and June 30, 2003, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first six months of 2003 was 4.22%, a difference of 15 basis points from 4.37% for the first six months of 2002.

Currently, Commerce has 75% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds

No items to report for the quarter ending June 30, 2003.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending June 30, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Company's Shareholders was held on May 16, 2003. The items of business approved by the shareholders at the annual meeting were (i) the election of seven directors for a one-year term and (ii) the amendment to the 2001 Directors Stock Option Plan. No proposals were submitted for the election of other directors.

Item 5.  Other Information

No items to report for the quarter ending June 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits



Computation of Net Income Per Share.........................................Exhibit 11

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer...........Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer...........Exhibit 31.2

Section 1350 Certification of Chief Executive Officer.......................Exhibit 32.1

Section 1350 Certification of Chief Financial Officer.......................Exhibit 32.2





(b.) Reports on Form 8-K

On April 17, 2003, the Company filed a form 8-K announcing the following information:

On April 17, 2003, Pennsylvania Commerce Bancorp, Inc. issued a press release reporting financial results for its first quarter of 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        08/14/03                       /s/ Gary L. Nalbandian
-------------------------             -------------------------------
         (Date)                             Gary L. Nalbandian
                                              President/CEO




        08/14/03                       /s/ Mark A. Zody
-------------------------             -------------------------------
         (Date)                               Mark A. Zody
                                        Chief Financial Officer