Form 10-Q
period 2003-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2003-11-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                            Commission File 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                               25-1834776
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification
  incorporation or organization)                      Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,158,406 Common shares outstanding at 10/31/03

         Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                         PENNSYLVANIA COMMERCE BANCORP, INC.


                                                        INDEX
                                                                                                               Page

PART I.  FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                  September 30, 2003 (Unaudited), and December 31, 2002

                  Consolidated Statements of Income (Unaudited)...................................................4
                  Three months ended September 30, 2003 and September 30, 2002
                  Nine months ended September 30, 2003 and September 30, 2002

                  Consolidated Statements of Stockholders' Equity  (Unaudited)....................................5
                  Nine months ended September 30, 2003 and September 30, 2002

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                  Nine months ended September 30, 2003, and September 30, 2002

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................23

Item 4.           Controls and Procedures........................................................................23

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................24
Item 2.           Changes in Securities and Use of Proceeds......................................................24
Item 3.           Defaults Upon Senior Securities................................................................24
Item 4.           Submission of Matters to a Vote of Securities Holders..........................................24
Item 5.           Other Information..............................................................................24
Item 6a.          Exhibits.......................................................................................24
Item 6b.          Reports on Form 8-K............................................................................25

                  Signatures.....................................................................................26



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
=============================================================================================================================


                                                                                           September 30,       December 31,
                                                                                               2003                2002
                   ( in  thousands,  except  share  amounts)                                (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Assets             Cash and due from banks                                                      $ 30,110            $ 30,950
                   Federal funds sold                                                             54,000              44,500
                   ----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                                 84,110              75,450
                   Securities, available for sale at fair value                                  215,844             205,436
                   Securities, held to maturity at cost
                     (fair value 2003: $175,336;  2002: $101,036 )                               175,278              97,625
                   Loans, held for sale                                                            8,609              10,514
                   Loans receivable, net of allowance for loan losses
                        (allowance 2003: $5,777; 2002: $5,146)                                   428,940             363,735
                   Restricted investments in bank stock                                            2,913               2,045
                   Premises and equipment, net                                                    35,140              26,409
                   Other assets                                                                    7,136               5,384
                   ----------------------------------------------------------------------------------------------------------
                           Total assets                                                        $ 957,970           $ 786,598
=============================================================================================================================

Liabilities        Deposits :
                     Noninterest-bearing                                                       $ 169,996           $ 127,199
                     Interest-bearing                                                            724,612             599,756
                   ----------------------------------------------------------------------------------------------------------
                        Total deposits                                                           894,608             726,955
                   Other liabilities                                                               2,673               3,831
                   Long term debt                                                                 13,000              13,000
                   ----------------------------------------------------------------------------------------------------------
                        Total liabilities                                                        910,281             743,786

Stockholders'      Preferred stock - Series A noncumulative; $10.00 par value
Equity                  1,000,000 shares authorized; 40,000 shares issued and outstanding            400                 400
                   Common stock - $1.00 par value;  10,000,000 shares authorized;
                        issued and outstanding - 2003:  2,155,612;  2002:  2,117,089               2,156               2,117
                   Surplus                                                                        32,967              31,909
                   Retained earnings                                                              11,620               6,866
                   Accumulated other comprehensive income                                            546               1,520
                   ----------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                                47,689              42,812
                   ----------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity                          $ 957,970           $ 786,598
=============================================================================================================================


                                                    See accompanying notes.


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
============================================================================================================================

                                                                             Three Months                    Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                     ------------------------       ------------------------
             (in thousands, except per share amounts)                   2003             2002           2003            2002
Interest     Loans  receivable,  including  fees :
Income           Taxable                                             $ 6,953          $ 6,769       $ 20,314         $19,968
                 Tax - exempt                                             47               31            158              72
             Securities :
                 Taxable                                               3,650            3,776         11,731          10,535
                 Tax - exempt                                            120               26            332              80
             Federal  funds  sold                                         69              186            209             348
             ---------------------------------------------------------------------------------------------------------------
                     Total  interest  income                          10,839           10,788         32,744          31,003
----------------------------------------------------------------------------------------------------------------------------

Interest     Deposits                                                  2,349            3,276          7,777           9,774
Expense      Other borrowed money                                          1                0              1               0
             Long-term debt                                              339              339          1,017           1,015
             ---------------------------------------------------------------------------------------------------------------
                     Total  interest  expense                          2,689            3,615          8,795          10,789
             ---------------------------------------------------------------------------------------------------------------
             Net  interest  income                                     8,150            7,173         23,949          20,214
             Provision  for  loan  losses                                350              375          1,200           1,090
             ---------------------------------------------------------------------------------------------------------------
                     Net interest income after provision
                         for loan losses                               7,800            6,798         22,749          19,124
----------------------------------------------------------------------------------------------------------------------------

Noninterest  Service charges and other fees                            2,077            1,747          5,809           4,875
Income       Other operating income                                       99              105            285             359
             Gain on sale of securities available for sale               288                0            288               0
             Gain on sale of loans                                       185              142            674             331
             ---------------------------------------------------------------------------------------------------------------
                     Total  noninterest  income                        2,649            1,994          7,056           5,565
----------------------------------------------------------------------------------------------------------------------------

Noninterest  Salaries  and  employee  benefits                         4,120            3,336         11,403           8,918
Expenses     Occupancy                                                   856              653          2,425           1,739
             Furniture  and  equipment                                   517              417          1,361           1,123
             Advertising  and  marketing                                 662              560          1,580           1,733
             Data  processing                                            485              462          1,587           1,411
             Postage  and  supplies                                      264              202            718             614
             Other                                                     1,309              954          3,594           2,975
             ---------------------------------------------------------------------------------------------------------------
                     Total  noninterest  expenses                      8,213            6,584         22,668          18,513
             ---------------------------------------------------------------------------------------------------------------
             Income  before  income  taxes                             2,236            2,208          7,137           6,176
             Provision  for  federal  income  taxes                      710              741          2,305           2,072
             ---------------------------------------------------------------------------------------------------------------
                     Net  income                                     $ 1,526          $ 1,467        $ 4,832         $ 4,104
============================================================================================================================
             Net  income  per  common share :  Basic                  $ 0.70           $ 0.69         $ 2.23          $ 1.97
                                               Diluted                  0.65             0.63           2.07            1.80
============================================================================================================================


                                                     See accompanying notes.


Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
================================================================================================================================



                                                                                                       Accumulated
                                                                                                          Other
                                                Preferred      Common                    Retained     Comprehensive
( in  thousands )                                 Stock        Stock        Surplus      Earnings     Income (Loss)       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2001                      $ 400      $ 1,882      $ 25,263      $ 5,159             $ (111)    $ 32,593
Comprehensive income:
   Net  income                                       -            -             -        4,104                  -        4,104
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                     -            -             -            -              1,732        1,732
Total comprehensive income                                                                                               5,836
Dividends declared on preferred stock                -            -             -          (60)                 -          (60)
Common stock of 99,408 shares issued under
     stock option plans                              -          100         1,475            -                  -        1,575
Income tax benefit of stock options exercised        -            -           332            -                  -          332
Common stock of 360 shares issued under
     employee stock purchase plan                    -            -            16            -                  -           16
Proceeds from issuance of 17,957 shares of
     common stock in connection with dividend
     reinvestment and stock purchase plan            -           18           723            -                  -          741
Other                                                -            -            17          (17)                 -            -
--------------------------------------------------------------------------------------------------------------------------------
September 30, 2002                               $ 400      $ 2,000      $ 27,826      $ 9,186            $ 1,621     $ 41,033
================================================================================================================================

                                                                                                       Accumulated
                                                                                                          Other
                                                Preferred      Common                    Retained     Comprehensive
( in  thousands )                                 Stock        Stock        Surplus      Earnings     Income (Loss)       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2002                      $ 400      $ 2,117      $ 31,909      $ 6,866            $ 1,520     $ 42,812
Comprehensive income:
   Net  income                                       -            -             -        4,832                  -        4,832
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                     -            -             -            -               (974)        (974)
Total comprehensive income                                                                                               3,858
Dividends declared on preferred stock                -            -             -          (60)                 -          (60)
Common stock of 24,274 shares issued under
     stock option plans                              -           24           379            -                  -          403
Income tax benefit of stock options exercised        -            -           151            -                  -          151
Common stock of 100 shares issued under
     employee stock purchase plan                    -            -             3            -                  -            3
Proceeds from issuance of 13,696 shares of
     common stock in connection with dividend
     reinvestment and stock purchase plan            -           14           508            -                  -          522
Other (issuance of 453 shares of common stock)       -            1            17          (18)                 -            -
--------------------------------------------------------------------------------------------------------------------------------
September 30, 2003                               $ 400      $ 2,156      $ 32,967     $ 11,620              $ 546     $ 47,689
================================================================================================================================


                                                     See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

===================================================================================================================================
                                                                                                  Nine Months Ended September 30,

                   ( in  thousands )                                                                        2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                         $ 4,832         $ 4,104
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                        1,200           1,090
                       Provision for depreciation and amortization                                      1,313           1,106
                       Deferred income taxes                                                              292            (146)
                       Amortization of securities premiums and accretion of discounts, net              2,290             478
                       Net gain on sale of securities available for sale                                 (288)              0
                       Proceeds from sale of loans                                                     90,945          39,563
                       Loans originated for sale                                                      (88,366)        (41,039)
                       Gain on sales of loans                                                            (674)           (331)
                       Stock granted under stock purchase plan                                              3              16
                       Increase in accrued interest receivable and other assets                        (1,397)         (3,627)
                       Increase (decrease) in accrued interest payable and other liabilities           (1,158)          1,716
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                                8,992           2,930
-----------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                35,530          21,797
                      Purchases                                                                      (113,251)        (29,121)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                               159,182          45,146
                      Purchases                                                                      (172,984)       (109,121)
                   Net increase in loans receivable                                                   (66,405)        (24,438)
                   Purchases of restricted investments in bank stock                                     (868)              0
                   Purchases of premises and equipment                                                (10,044)         (4,649)
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  used  by  investing  activities                                 (168,840)       (100,386)
-----------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                               168,605         160,082
                   Net increase (decrease) in time deposits                                              (952)          9,683
                   Proceeds from common stock options exercised                                           403           1,575
                   Proceeds from common stock purchase and dividend reinvestment plans                    522             741
                   Cash dividends on preferred stock and cash in lieu of fractional shares                (70)            (70)
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                              168,508         172,011
                   ----------------------------------------------------------------------------------------------------------------
                   Increase in cash and cash equivalents                                                8,660          74,555
                   Cash and cash equivalents at beginning of year                                      75,450          25,855
                   ----------------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                                   $ 84,110        $100,410
                   ================================================================================================================



                                                     See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiaries Commerce Bank/Harrisburg, N.A. ("the Bank"), Commerce Capital Harrisburg Trust I, and Commerce Capital Harrisburg Trust II. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Stock Option Plan

The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended and nine months ended September 30, 2003 and 2002:

                                           Three Months         Nine months

                                       Ended September 30,   Ended September 30,
--------------------------------------------------------------------------------
(in thousands)                             2003      2002      2003     2002
                                           -----    -----     -----     -----
Net income:
    As reported                           $1,526   $1,467    $4,832    $4,104
    Total stock-based compensation
    cost, net of tax, that would have
    been included in the determination
    of net income if the fair  value
    based method had been applied
    to all awards                          (276)    (359)     (708)   (1,077)
                                           -----    -----     -----   -------

    Pro-forma                              1,250    1,108     4,124     3,027

Reported earnings per share:
    Basic                                  $0.70    $0.69     $2.23     $1.97
    Diluted                                 0.65     0.63     $2.07     $1.80

Pro-forma earnings per share:
    Basic                                  $0.57    $0.52     $1.90     $1.45
    Diluted                                 0.53     0.47      1.76     $1.32

New Accounting Standards

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after September 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $7.6 million of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for fiscal years ending after December 15, 2003 or for the first interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.


Note 3.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Branch Facilities

The Company has entered into a land lease for a premises located at Kohn Road and Progress Avenue in Susquehanna Township, in Dauphin County, Pennsylvania. The Company is currently constructing a full-service branch office on this land and plans Grand Opening Ceremonies for this branch in December 2003.

The Company has entered into a land lease for a premises located on Derry Street in Swatara Township, in Dauphin County, Pennsylvania. The Company is currently constructing a full-service branch office on this land and plans Grand Opening Ceremonies for this branch in December 2003.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                              Three Months Ended                   Nine Months Ended
                                                  September 30,                      September 30,
(in thousands)
                                               2003           2002                 2003           2002
                                          ------------------------------     -------------------------------
Unrealized holding gains (losses)
   on available for sale securities
   occurring during the period               $(1,535)          $   636           $(1,764)          $ 2,624

Reclassification adjustment for
   gains included in net income                  288                 0               288                 0
                                             -------           -------           -------           -------

Net unrealized gains (losses)                 (1,247)              636            (1,476)            2,624

Tax effect                                       424              (216)              502              (892)
                                             -------           -------           -------           -------

Other comprehensive
income (loss)                                $  (823)          $   420           $  (974)          $ 1,732
                                             =======           =======           =======           =======


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

OVERVIEW

Total revenues (net interest income plus other income) increased by 18% to $10.8 million for the quarter as compared to third quarter of 2002 and net income for the quarter increased 4% to $1.53 million as compared to $1.47 million for the third quarter of 2002. Diluted net income per common share increased 3% to $0.65 from $0.63 per share in the third quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2003). At September 30, 2003, the Company had total assets of $958 million, total net loans (including loans held for sale) of $438 million, and total deposits of $895 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $794.6 million for the third quarter of 2003 as compared to $665.3 million for the same period in 2002. Approximately $59.5 million, or 46%, of this increase was in average loans outstanding and $69.8 million, or 54%, was in average investment securities and federal funds sold. The yield on earning assets for the third quarter of 2003 was 5.41%, a decrease of 102 basis points (bps) from the comparable period in 2002. This decrease resulted primarily from decreased yields in the loan and investment portfolios due to the overall level and timing of changes in general market interest rates present during the third quarter of 2003 versus the same period one year ago.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $121.5 million over the third quarter 2002. Average interest-bearing liabilities increased from $554.1 million during the third quarter of 2002 to $676.1 million during the third quarter of 2003. Average savings deposits increased $39.2 million over third quarter a year ago, average public funds deposits increased $44.2 million, average interest bearing demand deposits increased by $22.0 million, average non-interest bearing demand deposits increased by $31.0 million, and average time deposits increased $16.1 million during the quarter as compared to the third quarter one year ago.

The average rate paid on interest-bearing liabilities for the third quarter of 2003 was 1.58%, a decrease of 101 basis points from the comparable period in 2002, similar to the decreased yield on earning assets. The Company's aggregate cost of funding sources was 1.34% for the third quarter of 2003, a decrease of 81 basis points from the prior year. This is primarily the result of a decrease in the average rates paid on all interest bearing deposits.

Interest earning assets for the first nine months averaged $765.9 million versus $620.9 million for the comparable period in 2002. The yield on earning assets decreased to 5.72% during the first nine months of 2003, from 6.67% for the first nine months of 2002.

The level of average interest-bearing liabilities increased from $516.1 million for the first nine months of 2002 to $652.8 million for the first nine months of 2003. The Company's cost of funds for the first nine months of 2003 was 1.54%, down 78 basis points from 2.32% for the comparable period in the prior year.

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

Interest income increased by $51,000 over the third quarter of 2002. Interest expense for the third quarter of 2003 decreased by $926,000, or 26%, from the third quarter of 2002.

Net interest income for the third quarter of 2003 increased by $977,000, or 14%, over the same period in 2002. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 3.83% during the third quarter of 2003 compared to 3.84% during the same period of the previous year. The net interest margin decreased by 21 basis points from 4.28% for the third quarter 2002 to 4.07% during the third quarter of 2003.

For the first nine months ended September 30, 2003, interest income increased by $1.7 million, or 6%, over the same period in 2002. Interest expense for the first nine months of 2003 totaled $8.8 million, a decrease of $2.0 million, or 18%, from the first nine months of 2002.

Net interest income for the first nine months of 2003 increased by $3.7 million, or 18%, over the same period in 2002. The Company's net interest margin decreased 17 basis points from 4.35% for the first nine months of 2002 to 4.18% for the first nine months of 2003.

Provision for Loan Losses

The provision for loan losses was $350,000 for the third quarter of 2003 as compared to $375,000 for the same period in 2002. The provision was $1.2 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in the provision for the nine month period is primarily related to the growth in loan receivables. The allowance for loan losses as a percentage of period-end loans was 1.33% at September 30, 2003 as compared to 1.40% and 1.44% at December 31, 2002 and September 30, 2002, respectively.

Noninterest Income

Noninterest income for the third quarter of 2003 increased by $655,000, or 33%, over the same period in 2002. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions, an increase of the gain on the sale of loans and a gain on the sale of securities available for sale.

Noninterest income for the first nine months of 2003 increased by $1.5 million, or 27% over the same period in 2003. The increase is attributable to similar reasons as previously stated.

Included in noninterest income for the first nine months of 2003 is nonrecurring income of $455,000, comprised of $167,000 gain on the sale of student loans and $288,000 gain on sale of securities available for sale. Included in noninterest income for the first nine months of 2002 is nonrecurring income of $95,000 as a result of a gain on the sale of student loans. Excluding these transactions, recurring core noninterest income for the first nine months of 2003 totaled $6.6 million as compared to $5.5 million for the first nine months of 2002, an increase of 21%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2003, noninterest expenses increased by $1.6 million, or 25%, over the same period in 2002. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening five additional branch offices, one each in
August 2002, December 2002, June 2003, July 2003, and September 2003, respectively. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2003, and September 30, 2002, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $784,000, or 24%, for the third quarter of 2003 over the third quarter of 2002. This increase is consistent with increases in staff levels necessary to handle Company growth from third quarter 2002 to third quarter 2003, including the additional staff of the branch offices opened in the period August 2002 through September 2003. In addition, staffing expenses increased in preparation for two branch openings scheduled for December 2003.

Occupancy expenses of $856,000 were $203,000 higher for the third quarter of 2003 than for the three months ended September 30, 2002. Increased occupancy expenses primarily are a result of the five branch offices opened between August 2002 and September 2003, along with expanding the Loan Production Office (LPO) in the Harrisburg Region in the Spring of 2003 and with opening a bigger LPO in the York region during the summer of 2003.

Furniture and equipment expenses of $517,000 were $100,000, or 24%, higher for the third quarter of 2003 than the three months ended September 30, 2002. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of five new branches opened during the last 14 months and the expansion/addition of the new LPO offices.

Advertising and marketing expenses totaled $662,000 for the three months ended September 30, 2003, an increase of $102,000, or 18%, from the third quarter of 2002. This increase was primarily the result of having two grand opening celebrations of new branches during the third quarter of 2003 versus one grand opening celebration during the third quarter of 2002. Also, both of the new offices opened in the third quarter marked the Company's initial entry into the Berk's County market and thus additional expense was incurred to market this new Region.

Data processing expenses of $485,000 were $23,000, or 5%, higher in the third quarter of 2003 than the three months ended September 30, 2002. The increase was due to increased costs associated with processing additional transactions due to growth in number of accounts.

Postage and supplies expenses of $264,000 were $62,000 higher for the third quarter of 2003 than for the three months ended September 30, 2002. This was due to a combination of increased usage of supplies with the addition of five new branches and growth in the volume of customers and customer transaction statements.

Other noninterest expenses increased by $355,000, or 37%, for the three-month period ended September 30, 2003, as compared to the same period in 2002. Components of the increase include higher volume and service costs of coin and currency delivery, higher loan related expenses due to an increase in loan volume, greater checkbook printing expenses due to an increase in new accounts, higher audit and regulatory fees due to additional requirements imposed by enactment of legislation by Regulatory Agencies to address corporate governance, and an increase in travel and entertainment expense.

For the first nine months of 2003, total noninterest expenses increased by $4.2 million, or 22%, over the comparable period in 2002. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $2.5 million, or 28%, over the first nine months of 2002. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 404 at September 30, 2002 to 508 at September 30, 2003 as well as the addition of new staff to operate the new branches opened in August 2002, December 2002, June 2003, July 2003, and September 2003.

Occupancy and furniture & equipment expenses for the first nine months of 2003 were $924,000, or 32%, higher for the first nine months of 2003 over the similar period in 2002. The majority of the increase is the result of costs associated with the opening of five new branch facilities during the last 14 months. Additionally, Commerce increased the office space at the Lemoyne Loan Production Office during the first quarter of 2003 and the York Loan Production Office during the summer of 2003.

Advertising and marketing expenses totaled $1.6 million for the nine months ended September 30, 2003, a decrease of $153,000, or 9%, from the first nine months of 2002. This decrease was primarily the result of redirecting marketing initiatives to the latter part of 2003 in conjunction with the planned grand opening celebrations. The Company's markets will continue to expand as the branch network grows. Data processing expenses increased $176,000, or 12%, for the first nine months of 2003 as compared to the first nine months of 2002. The increase is the result of processing higher volumes of customer transactions.

Other noninterest expenses for the first nine months of 2003 were $3.6 million compared to $3.0 million for the similar period in 2002. Components of the increase include increase in volume and service costs of coin and currency delivery, higher loan expenses due to an increase in loan volume, higher audit and regulatory fees due to additional requirements imposed by enactment of legislation by Regulatory Agencies to address corporate governance, increased checkbook printing costs due to an increase in new accounts, and an increase in travel and entertainment expense.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.64% for the three months ended September 30, 2003, up slightly over the 2.55% reported for the three months ended September 30, 2002, and 2.55% for the first nine months of 2003 compared to 2.60% for the first nine months of 2002. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended September 30, 2003, the operating efficiency ratio was 77.9%, compared to 71.9% for the similar period in 2002. For the nine months ended September 30, 2003, this ratio was 74.0%, compared to 71.9% for the nine months ended September 30, 2002.

Provision for Federal Income Taxes

The provision for federal income taxes was $710,000 for the third quarter of 2003 as compared to $741,000 for the same period in 2002. For the nine months ended September 30, the provision was $2.3 million and $2.1 million for 2003 and 2002, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.3% for the first nine months of 2003 and 33.5% for the same period in 2002.

Net Income and Net Income Per Share

Net income for the third quarter of 2003 was $1.53 million, an increase of $59,000, or 4%, over the $1.47 million recorded in the third quarter of 2002. The increase was due to an increase in net interest income of $977,000, an increase in noninterest income of $655,000, a decrease of $25,000 in the provision for loan losses, a decrease of $31,000 in the provision for income taxes, offset partially by an increase in noninterest expenses of $1.63 million.

Net income for the first nine months of 2003 was $4.8 million compared to $4.1 million recorded in the first nine months of 2002. The increase was due to an increase in net interest income of $3.7 million, an increase in noninterest income of $1.5 million, offset partially by an increase in noninterest expenses of $4.2 million, an increase of $110,000 in the provision for loan losses, and an increase of $233,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2003, increased 13% to $2.23 per common share for the first nine months of 2003 compared to $1.97 for the same period in 2002. Diluted earnings per common share were $2.07 for the first nine months of 2003 and $1.80 for the same period in 2002, an increase of 15%.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the third quarter of 2003 was 0.69% as compared to 0.81% for the third quarter of 2002. The ROA for the first nine months of 2003 was 0.77% compared to 0.82% for the first nine months of 2002. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the third quarter of 2003 was 13.28%, as compared to 14.49% for the third quarter of 2002. The annualized ROE for the first nine months of 2003 was 14.30%, as compared to 14.82% for the first nine months of 2002.

FINANCIAL CONDITION

Securities

During the first nine months of 2003, securities available for sale increased by $10.4 million from $205.4 million at December 31, 2002 to $215.8 million at September 30, 2003. This resulted from the purchase of $173.0 million in securities, partially offset by $158.9 million in principal repayments.

The securities available for sale portfolio are comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt. The duration of the securities available for sale portfolio was 3.4 years at September 30, 2003 with a weighted average yield of 3.80%.

During the first nine months of 2003, securities held to maturity increased from $97.6 million to $175.3 million primarily as a result of the purchase of $113.2 million in securities, offset by principal repayments of $35.5 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.9 years at September 30, 2003 with a weighted average yield of 5.54%.

Federal funds sold increased $9.5 million during the first nine months of 2003. Total securities and federal funds sold aggregated $445.1 million at September 30, 2003, and represented 46% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2003 was 4.58%, as compared to 6.08% for the similar period of 2002. The average yield earned on federal funds sold during the first nine months of 2003 was 1.06%, down 59 basis points from 1.65% earned during the first nine months of 2002. The decrease in the yield on federal funds sold is a result of a 50 basis point decrease by the Federal Reserve Board in the fourth quarter of 2002. The decrease in the yield in the investment portfolio is partially due to the overall level and timing of changes in general market interest rates.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first nine months of 2003, total loans held for sale decreased $1.9 million, from $10.5 million at December 31, 2002 to $8.6 million at September 30, 2003. The change was the result of the sale of $6.8 million of student loans and the sale of $83.5 million of residential loans, offset by originations of $88.4 million in new loans held for sale. Loans held for sale represented 1.3% of total assets at December 31, 2002 and 0.9% of total assets at September 30, 2003.

Loans Receivable

During the first nine months of 2003, total gross loans receivable  increased by

$65.8 million from $368.9 million at December 31, 2002, to $434.7 million at September 30, 2003. Loans receivable represented 49% of total deposits and 45% of total assets at September 30, 2003, as compared to 51% and 47%, respectively, at December 31, 2002.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at September 30, 2003, were $1.5 million, or 0.15%, of total assets as compared to $1.8 million, or 0.23%, of total assets at December 31, 2002. Foreclosed real estate totaled $238,000 at September 30, 2003, and $118,000 as of December 31, 2002.

The summary table below presents information regarding nonperforming loans and assets as of September 30, 2003 and 2002 and December 31, 2002.

                                  Nonperforming Loans and Assets
================================================================================================
(dollars in thousands)                          September 30,     December 31,      September 30,
                                                     2003             2002              2002
------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                      $        214       $      958      $      1,261
Consumer                                                 108               42                43
Real estate:
    Construction                                           0                0                 0
    Mortgage                                             195              599               716
------------------------------------------------------------------------------------------------
       Total nonaccrual loans                            517            1,599             2,020
Loans  past due 90 days or more and  still
accruing                                                 707               55                23
Restructured loans                                         0                0                 0
------------------------------------------------------------------------------------------------
       Total nonperforming loans                       1,224            1,654             2,043
Foreclosed real estate                                   238              118               138
------------------------------------------------------------------------------------------------
       Total nonperforming assets                      1,462           $1,772             2,181
------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                     0.28%            0.45%             0.55%
Nonperforming assets to total assets                   0.15%            0.23%             0.27%
================================================================================================

Nonaccrual commercial loans are comprised of six loans at September 30, 2003. Management's Allowance for Loan Loss Committee has reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                                              Allowance for Loan Losses
===============================================================================================================
(dollars in thousands)                                          Nine months      Year Ending       Nine months
                                                                  Ending         December 31,        Ending
                                                               September 30,         2002         September 30,
                                                                   2003                               2002
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                  $     5,146       $     4,544       $    4,544
Provisions charged to operating expenses                              1,200             1,435            1,090
---------------------------------------------------------------------------------------------------------------
                                                                      6,346             5,979            5,634
Recoveries of loans previously charged-off:
    Commercial                                                           28                93               89
    Consumer                                                             82                 2                2
    Real estate                                                         115                21               20
---------------------------------------------------------------------------------------------------------------
Total recoveries                                                        225               116              111
Loans charged-off:
    Commercial                                                        (323)             (561)            (205)
    Consumer                                                          (184)              (70)             (66)
    Real estate                                                       (287)             (318)            (204)
---------------------------------------------------------------------------------------------------------------
Total charged-off                                                     (794)             (949)            (475)
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                                       (569)             (833)            (364)
---------------------------------------------------------------------------------------------------------------
Balance at end of period                                       $     5,777        $     5,146       $    5,270
---------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of                                    0.14%             0.23%            0.10%
   Average loans outstanding
Allowance for loan losses as a percentage of
   Period-end loans                                                   1.33%             1.40%            1.44%
===============================================================================================================


Premises and Equipment

During the first nine months of 2003, premises and equipment increased by $8.7 million, or 33%, from $26.4 million at December 31, 2002 to $35.1 million at September 30, 2003. The majority of the increase was a result from the purchase of land for new branch sites, furniture and equipment for the additional space at the Lemoyne and York Loan Processing Offices, furniture and equipment for the new branches that opened in June 2003, July 2003 and September 2003, and preliminary costs for the future branch sites, offset by the provision for depreciation and amortization.

Deposits

Total deposits at September 30, 2003 were $894.6 million, up $167.7 million, or 23%, over total deposits of $727.0 million at December 31, 2002. The average balances and weighted average rates paid on deposits for the first nine months of 2003 and 2002 are presented in the following table.

==============================================================================================
                                                    Nine months Ended September 30,
                                                    2003                      2002
----------------------------------------------------------------------------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------------------------------------------------------------
Demand deposits:
    Noninterest-bearing                   $   138,548               $    111,921
    Interest-bearing (money market
                and checking)                 227,754     0.91%          138,287     1.36%
Savings                                       232,059     1.06           190,300     2.09
Time deposits                                 179,894     3.26           174,557     4.13
----------------------------------------------------------------------------------------------
Total deposits                            $   778,255               $    615,065
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

Historically, the Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At September 30, 2003, the Company projected its interest rate risk using a plus 200 and minus 100 basis point scenario. During 2002 and 2001, the Federal Reserve lowered short-term interest rates by 525 basis points, pushing the Federal Funds rate down to 1.25% from 6.5% at year-end 2001, the lowest level in over 50 years. The Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus 200 basis point reduction would be unlikely given that current short-term market interest rates are already below 2.00%. At September 30, 2003, the Company's income simulation model indicates net income would increase by 2.5% in the first year and decrease by 2.2% over a two-year time frame, if rates decreased 100 basis points as compared to an increase of 0.4% and decrease of 4.2%, respectively, at September 30, 2002. The model projects that net income would decrease by 1.3% and increase by 10.1% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to a increase of 3.9% and an increase of 13.4%, respectively, at September 30, 2002. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At September 30, 2003, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Using an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are relatively insensitive to changes in interest rates and have significant longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2003 provide an accurate assessment of the Company's interest rate risk.


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

The Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30,

2003, the total potential liquidity for the Company through these secondary sources was $251 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.



Capital Adequacy

At September 30, 2003, stockholders' equity totaled $47.7 million, up 11% over stockholders' equity of $42.8 million at December 31, 2002. Stockholders' equity at September 30, 2003 included $546,000 of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $5.9 million from $41.3 million at December 31, 2002, to $47.2 million at September 30, 2003 due to retained net income and the proceeds from the stock option and stock purchase plans.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

==============================================================================================================================
                                                                                                    To Be Well Capitalized
                                      September 30,     December 31,           For Capital          Under Prompt Corrective
                                           2003             2002            Adequacy Purposes          Action Provisions
------------------------------------ ---------------- ----------------- -------------------------- --------------------------
Risk-Based Capital Ratios:
         Tier 1                           10.12%             11.11%               4.00%                       6.00%
         Total                            11.10              12.17                8.00                       10.00
         Leverage ratio
         (to average assets)               6.81               6.97                4.00                        5.00
==============================================================================================================================

The consolidated capital ratios at September 30, 2003 are not materially different to the Bank's capital ratios. At September 30, 2003, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. While the federal funds rate and the National Prime Rate fell 550 basis points between January 1, 2001 and September 30, 2003, the Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first nine months of 2003 was 4.18%, a difference of 17 basis points from 4.35% for the first nine months of 2002.

Currently, Commerce has 73% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. Because of this, these accounts have historically contributed significantly to the net interest margin.

Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds

No items to report for the quarter ending September 30, 2003.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending September 30, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

No items to report for the quarter ending September 30, 2003.

Item 5.  Other Information

No items to report for the quarter ending September 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Articles of Incorporation (incorporated by
reference to Form 10-K filed March 31, 2003)..........................................................Exhibit 3 (i)

Bylaws (incorporated by
reference to Form 10-K filed March 31, 2003)..........................................................Exhibit 3(ii)

Amendment to Network Agreement,
including original Network Agreement, by and among
Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc.
and Commerce Bank/Harrisburg, ...........................................................................Exhibit 10

Computation of Net Income Per Share......................................................................Exhibit 11

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer......................................Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer......................................Exhibit 31.2

Section 1350 Certification of Chief Executive Officer..................................................Exhibit 32.1

Section 1350 Certification of Chief Financial Officer..................................................Exhibit 32.2

(b.) Reports on Form 8-K

On July 23, 2003, the Company filed a form 8-K announcing the following information:

On July 23, 2003, Pennsylvania Commerce Bancorp, Inc. issued a press release reporting financial results for its second quarter of 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        11/14/03                                /s/ Gary L. Nalbandian
-------------------------              -----------------------------------------
         (Date)                                  Gary L. Nalbandian
                                                 President/CEO




        11/14/03                                /s/ Mark A.  Zody
-------------------------              -----------------------------------------
         (Date)                                  Mark A.  Zody
                                                 Chief Financial Officer