Form 10-K
period 2003-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2004-03-30
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____________ to ______________.

                           Commission File #333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1834776
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania 17001-8599
                    (Address of principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).      Yes            No            X

         The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company's most recently completed second fiscal quarter, June 30, 2003, was $60,053,127.

         The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of February 28, 2004 was 2,303,166.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                       PENNSYLVANIA COMMERCE BANCORP, INC.
                                         FORM 10-K CROSS-REFERENCE INDEX
                                                                                                          Page
Part I.
   Item 1.      Business....................................................................................4

   Item 2.      Properties.................................................................................11

   Item 3.      Legal Proceedings..........................................................................11

   Item 4.      Submission of Matters to a Vote of Security Holders........................................11


Part II.
   Item 5.      Market for Registrant's Common Equity and
                Related Stockholder Matters................................................................11

   Item 6.      Selected Financial Data....................................................................13

   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................................14
                (The information required by this item is incorporated by reference from the
                Company's 2003 Annual Report.)

  Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.................................14
                (The information required by this item is incorporated by reference from the
                Company's 2003 Annual Report.)

   Item 8.      Financial Statements and Supplementary Data................................................14
                (The information required by this item is incorporated by
                reference from the Company's 2003 Annual Report.)

   Item 9.      Changes In and Disagreements with Accountants on Accounting and
                Financial Disclosure (This item is omitted since it is not applicable.)

   Item 9A.     Controls and Procedures....................................................................14



Part III.
   Item 10.     Directors and Executive Officers of the Registrant.........................................14

   Item 11.     Executive Compensation.....................................................................14

   Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................15

   Item 13.     Certain Relationships and Related Transactions.............................................15

   Item 14.     Principal Accountant Fees and Services.....................................................15

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................15

                Signatures

Part     I.

Item     1.     Business
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

             These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"); changes in policies of the FRB that could affect the classification of capital; inflation; interest rates, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the ability to maintain the growth and further development of the Company's community-based retail branching networks;the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

         As of December 31, 2003, the Company had approximately $1.05 billion in assets, $907 million in deposits, $479 million in total loans (including loans held for sale), and $50 million in stockholders' equity. The Bank is a member of the Federal Reserve System and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law. The Company's total revenues (net interest income plus noninterest income) were $43.9 million and the Company recorded $6.6 million in net income for the year ended December 31, 2003.

         The Company's principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011, and its telephone number is (717) 975-5630.

         As of December 31, 2003, the Company had 623 employees, of which 514 were full-time employees. Management believes the Company's relationship with its employees is good.

Commerce Bank/Harrisburg

         The Company has one reportable segment, consisting of Commerce Bank/Harrisburg, N.A., as described in Note 1of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

         On July 13, 1984, Commerce Bank/Harrisburg filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking. On September 7, 1984, Commerce was granted preliminary approval of its application, and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

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

Service Area

         The Bank offers its lending and depository services from its Corporate Office in Camp Hill, Pennsylvania, and its twenty-three full-service branch offices located in Cumberland, Dauphin, York, Berks, and Lebanon Counties, Pennsylvania.



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

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open two or three new branch offices next year and will continue to open multiple branches over the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 12 to 15 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

         Incorporated by reference in this report is information regarding Liquidity that appears on Page 34 of the 2003 Annual Report, which is attached to this Form 10-K as Exhibit 13.

         The Company is not dependent on any one or more major customers.

Competitive Business Conditions / Competitive Position

         The Company's current primary service area, the south central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of Commerce. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds.

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

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $10.1 million as of December 31, 2003) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions. As of the end of 2003, all participations totaled approximately $9.6 million. Participations are used to more fully service customers whose loan demands exceed the Bank's lending limit.

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

         The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended and to supervision and examination by the FRB. Under the Bank Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

         Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Commerce is currently rated "satisfactory" under the Community Reinvestment Act.

         The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company, such as the Bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer's obtaining or providing some additional credit, property or services from or to the Bank or other subsidiaries of the Company, or (ii) the customer's refraining from doing business with a competitor of the Bank, the Company or of its subsidiaries. The Company or the Bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

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

         The approval of the OCC is required for the establishment of additional branch offices. Since March 4, 1990, the Bank has been able to establish branches within any county in Pennsylvania.

         Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days' prior written notice to the OCC. Under this Act and its regulations, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The OCC is empowered to disapprove any such acquisition of control.

         The amount of funds that Commerce may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

         The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity, which, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company.

         As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to being affected by federal and state legislation and regulations, which may affect the cost of doing business.

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

         The Sarbanes-Oxley Act of 2002, which President Bush signed into law on July 30, 2002, addresses accounting oversight and corporate governance matters, including increased penalties for financial crimes, expanded disclosure of corporate operations and certification as to the effectiveness of disclosure controls, enhanced controls on and reporting of insider trading and annual management assessment of internal controls over financial reporting and their effectiveness. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company's CEO, Chief Financial Officer and principal accounting officer (in addition to the Code of Conduct already in place for all employees of the Company), and meeting NASDAQ's and the SEC's procedural and disclosure requirements.


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

Available Information

         The Company makes available free of charge on the Company's website, www.commercepc.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov.



Item     2.     Properties
--------------------------

         As of December 31, 2003, the Company owns 10 properties and leases 18 other properties. The properties owned are not subject to any liens, encumbrances, or collateral assignments. The principal office of the Company is leased and located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011. The Bank presently has 23 stores located in the following Pennsylvania counties:
Cumberland, Berks, Dauphin, Lebanon, and York.

Item     3.     Legal Proceedings
---------------------------------

         The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.


Item     4.     Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------

         There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

Item     5.     Market For Registrant's Common Equity and Related Stockholder
-----------------------------------------------------------------------------
                Matters
                -------

         The Company's common stock trades on the NASDAQ Small Cap Market tier of The NASDAQ Stock Market under the symbol COBH. The following table sets forth the prices for which common stock has traded during the last two fiscal years on the NASDAQ Small Cap Market. The prices per share have been adjusted to reflect common stock dividends of 5% with record dates of February 6, 2004 and February 7, 2003. As of February 28, 2004, there were approximately 650 holders of record of the Company's common stock.

                                                      Sales Price
           Quarter Ended:                       High               Low
           -------------------------------------------------------------
               December 31, 2003            $   48.57        $    39.49
               September 30, 2003               39.37             35.12
               June 30, 2003                    37.83             33.50
               March 31, 2003                   38.10             32.38
           -------------------------------------------------------------
               December 31, 2002            $   40.02        $    31.42
               September 30, 2002               43.91             33.79
               June 30, 2002                    48.98             37.46
               March 31, 2002                   38.10             32.18

Dividends and Dividend History

         The Company distributed to stockholders 5% stock dividends in December 1992, and annually from February 1994 through February 2004, and anticipates the possible distribution of stock dividends in the future. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company's capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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
--------------------------------------

Pennsylvania Commerce Bancorp, Inc.
Selected Financial Data

                                                                       Year Ended December 31,

(dollars in thousands, except per share data)          2003            2002             2001            2000            1999

BALANCE SHEET DATA:
===================================================================================================================================
Total Assets                                         $ 1,051,989       $ 786,598       $ 609,890       $ 480,086       $ 378,913
Loans held for sale                                        9,164          10,514           7,661           5,329           5,301
Loans receivable (net)                                   469,937         363,735         338,130         286,520         213,264
Securities available for sale                            275,400         205,436         104,722          90,633          82,522
Securities held to maturity                              199,863          97,625         103,349          33,812          29,039
Federal funds sold                                             0          44,500           4,300          22,800               0
Deposits                                                 906,527         726,955         561,738         446,583         348,546
Short-term borrowings and long-term debt                  79,000               0               0               0           8,300
Trust capital securities                                  13,000          13,000          13,000           5,000               0
Stockholders' equity                                      49,724          42,812          32,593          26,668          20,378

INCOME STATEMENT DATA:
===================================================================================================================================
Net interest income                                     $ 33,890        $ 27,701        $ 22,054        $ 17,477        $ 14,676
Provision for loan losses                                  1,695           1,435           1,469           1,050             762
Noninterest income                                         9,990           7,707           6,607           5,362           4,558
Noninterest operating expenses                            32,510          25,428          20,512          16,189          13,756
Income before income taxes                                 9,675           8,545           6,680           5,600           4,716
Net income                                                 6,557           5,674           4,448           3,714           3,103

PER COMMON SHARE DATA:
===================================================================================================================================
Net income:            Basic                              $ 2.88          $ 2.58          $ 2.14          $ 1.81          $ 1.51
                       Diluted                              2.68            2.37            1.94            1.69            1.42
Book Value                                                 21.24           18.79           15.21           12.66            9.68

SELECTED PERFORMANCE RATIOS:
===================================================================================================================================
Return on average assets                                    0.74 %          0.82 %          0.82 %          0.88 %          0.89 %
Return on average stockholders' equity                     14.27           14.86           14.85           16.59           15.18
Net interest margin                                         4.20            4.29            4.40            4.49            4.59

SELECTED LIQUIDITY AND CAPITAL RATIOS:
===================================================================================================================================
Average loans to average deposits                          52.23 %         56.91 %         63.25 %         65.12 %         60.24 %
Average stockholders' equity to average total assets        5.22            5.49            5.54            5.29            5.86
Risk based capital:         Tier 1                          9.57           11.16           10.22            9.90            9.91
                            Total                          10.49           12.22           11.78           11.04           11.12
                            Leverage Capital                6.19            7.00            7.33            6.92            6.28

ASSET QUALITY RATIOS:
===================================================================================================================================
Net charge-offs to average loans outstanding                0.20 %          0.23 %          0.21 %          0.06 %          0.08 %
Non-performing loans to total year-end loans                0.25            0.45            0.26            0.29            0.32
Non-performing assets to total year-end assets              0.13            0.23            0.15            0.18            0.18
Allowance for loan losses to total year-end loans           1.26            1.40            1.33            1.29            1.31
Allowance for loan losses to non-performing loans            513             311             519             448             404

Item  7. Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

         The information required by this item is incorporated by reference from the Company's 2003 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  7A.Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         The information required by this item is incorporated by reference from the Company's 2003 Annual Report, which is attached to this Form 10-K as Exhibit 13.


Item  8. Financial Statements and Supplementary Data
----------------------------------------------------

         The information required by this item is incorporated by reference from the Company's 2003 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  9. Changes and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item  9A.Controls and Procedures
------------------------------------

         Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part   III.

Item 10.     Directors and Executive Officers of the Registrant
---------------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2004. In addition to a Code of Business Conduct and Ethics applicable to all employees, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 14. Both of these codes will be posted on the Company's website, www.commercepc.com.

Item 11.     Executive Compensation
-----------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2004.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2004.


Item 13.     Certain Relationships and Related Transactions
-----------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2004.


Item  14.    Principal Accountant Fees and Services
---------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2004.


Part    IV.

Item  15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-----------------------------------------------------------------------------

(a)(1)       The following financial statements are incorporated by reference in
             Part II, Item 8 hereof:

             Consolidated Balance Sheets as of December 31, 2003 and 2002

             Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

             Notes to Consolidated Financial Statements

             Report of Independent Auditors

(a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3)       List of Exhibits:


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

       10.1. The Company's 1990 Directors Stock Option Plan (B)

       10.2. The Company's 1996 Employee Stock Option Plan (C)

       10.3. Warrant Agreement and Warrant No. 1 of Commerce Bank/Harrisburg dated October 7, 1988 (incorporated by reference on Form 10-K filed with the SEC on March 30, 2000)

       10.4. Amendment No. 1 to the Stock and Warrant Purchase Agreement (incorporated by reference on Form 10-K filed with the SEC on March 30, 2000)

       10.5. The Company's 2001 Directors Stock Option Plan (D)

       10.6. Amendment to Network Agreement, including original Network Agreement, by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc. and Commerce Bank/Harrisburg (E)

       11.   Calculation of EPS

             (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company's 2003 Annual Report to Shareholders and is incorporated by reference herein.)

       13.   Pennsylvania Commerce Bancorp, Inc. 2003 Annual Report to
             Shareholders

       14. Pennsylvania Commerce Bancorp, Inc. Code of Ethics for Senior Financial Officers

       21. Subsidiaries of the Company (incorporated by reference from PART I, Item 1. "BUSINESS" of this Report on Form 10-K.)

       23.   Consent of Beard Miller Company LLP.

       31.1  Certification of CEO, required by SEC Rule
             13a-14(a)/15d-14(a)

       31.2  Certification of CFO, required by SEC Rule
             13a-14(a)/15d-14(a)

       32.1   Section 1350 Certification by CEO

       32.2   Section 1350 Certification by CFO


          (b)  Reports on Form 8-K

              On November 10, 2003, the Company filed a form 8-K which included as exhibits a press release issued by us on October 21, 2003 reporting our financial results for its third quarter of 2003.

          (c) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

          (d)  Financial Statement Schedules - None required.

------------------

               (A) Incorporated by reference from Appendix "D" of the Prospectus in the Company's Registration Statement on Form S-4 filed with the SEC on May 14, 1999.

               (B) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999. This is a compensatory arrangement in which the Company's directors participate.

               (C) Incorporated by reference from Exhibit 4 of the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1999. This is a compensatory arrangement in which the Company's executive officers participate.

               (D) Incorporated by reference from the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, Appendix A thereto, filed with the SEC on April 19, 2000. This is a compensatory arrangement in which the Company's directors participate.

               (E) Incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q, filed with the SEC on November 14, 2003.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pennsylvania Commerce Bancorp, Inc,

         Date:  March 30, 2004            By /s/ Gary L. Nalbandian
                                             -----------------------------------
                                             Gary L. Nalbandian
                                             Chairman and President

         Date:  March 30, 2004            By /s/ Mark A. Zody
                                             -----------------------------------
                                             Mark A. Zody
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                        Title                               Date


/s/ Gary L. Nalbandian                          Chairman of the Board, President and             March 30, 2004
----------------------------------------        Director (Principal Executive Officer)
Gary L. Nalbandian


/s/ James R. Adair                              Director                                         March 30, 2004
----------------------------------------
James R. Adair


/s/ John J. Cardello                            Director                                         March 30, 2004
----------------------------------------
John J. Cardello


/s/ Douglas S. Gelder                           Director                                         March 30, 2004
----------------------------------------
Douglas S. Gelder


/s/ Alan R. Hassman                             Director                                         March 30, 2004
----------------------------------------
Alan R. Hassman


/s/ Howell C. Mette                             Director                                         March 30, 2004
----------------------------------------
Howell C. Mette


/s/ Michael A. Serluco                          Director                                         March 30, 2004
----------------------------------------
Michael A. Serluco


/s/ Samir J. Srouji, M.D.                       Director                                         March 30, 2004
----------------------------------------
Samir J. Srouji, M.D.




