Form 10-Q
period 2004-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2004-05-14
CIK 1085706

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                            Commission File 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

           Pennsylvania                                  25-1834776
-------------------------------------       ---------------------------------
  (State or other jurisdiction of             (IRS Employer Identification
  incorporation or organization)                         Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 975-5630
                            -------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X        No
                                      -------        ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes             No    X
                                      -------        ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           2,309,209 Common shares outstanding at 3/31/04
-----------------------------------------------------------------------

 Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                                 -----    -----



                                         PENNSYLVANIA COMMERCE BANCORP, INC.


                                                        INDEX
                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                  March 31, 2004 (Unaudited), and December 31, 2003

                  Consolidated Statements of Income (Unaudited)...................................................4
                  Three months ended March 31, 2004 and March 31, 2003

                  Consolidated Statements of Stockholders' Equity  (Unaudited)....................................5
                  Three months ended March 31, 2004 and March 31, 2003

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                  Three months ended March 31, 2004, and March 31, 2003

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................20

Item 4.           Controls and Procedures........................................................................20

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................20
Item 2.           Changes in Securities and Use of Proceeds......................................................21
Item 3.           Defaults Upon Senior Securities................................................................21
Item 4.           Submission of Matters to a Vote of Securities Holders..........................................21
Item 5.           Other Information..............................................................................21
Item 6a.          Exhibits.......................................................................................21
Item 6b.          Reports on Form 8-K............................................................................21

                  Signatures





Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------

                                                                                      March 31,      December 31,
                                                                                        2004            2003
                 ( dollars in  thousands,  except  share  amounts)                   (unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets           Cash and due from banks                                            $    27,271      $    37,715
                 Federal funds sold                                                           0                0
                 ------------------------------------------------------------------------------------------------
                      Cash and cash equivalents                                          27,271           37,715
                 Securities, available for sale at fair value                           293,348          275,400
                 Securities, held to maturity at cost
                   (fair value 2004: $214,128;  2003: $201,568 )                        210,209          199,863
                 Loans, held for sale                                                     7,552            9,164
                 Loans receivable, net of allowance for loan losses
                      (allowance 2004: $6,519; 2003: $6,007)                            507,156          469,937
                 Restricted investments in bank stock                                     5,542            5,227
                 Premises and equipment, net                                             38,687           38,178
                 Other assets                                                             7,461           16,505
                 ------------------------------------------------------------------------------------------------
                         Total assets                                               $ 1,097,226      $ 1,051,989
=================================================================================================================
Liabilities      Deposits :
                   Noninterest-bearing                                              $   177,960      $   170,414
                   Interest-bearing                                                     759,257          736,113
                 ------------------------------------------------------------------------------------------------
                      Total deposits                                                    937,217          906,527
                 Other borrowed money                                                    88,500           79,000
                 Junior subordinated debt                                                13,600                0
                 Trust capital securities                                                     0           13,000
                 Other liabilities                                                        4,054            3,738
                 ------------------------------------------------------------------------------------------------
                      Total liabilities                                               1,043,371        1,002,265

-----------------------------------------------------------------------------------------------------------------
Stockholders'    Preferred stock - Series A noncumulative; $10.00 par value
Equity                1,000,000 shares authorized; 40,000 shares issued and outstanding     400              400
                 Common stock - $1.00 par value;  10,000,000 shares authorized;
                      issued and outstanding - 2004: 2,309,209  ;  2003:  2,291,805       2,309            2,292
                 Surplus                                                                 39,438           38,725
                 Retained earnings                                                        9,427            7,758
                 Accumulated other comprehensive income                                   2,281              549
                 ------------------------------------------------------------------------------------------------
                      Total stockholders' equity                                         53,855           49,724
                 ------------------------------------------------------------------------------------------------
                         Total liabilities and stockholders' equity                 $ 1,097,226      $ 1,051,989
=================================================================================================================



                                             See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                              ----------------------------
                   (dollars in thousands, except per share amounts)                     2004      2003
----------------------------------------------------------------------------------------------------------

Interest          Loans  receivable,  including  fees :
Income                Taxable                                                         $ 7,618   $ 6,478
                      Tax - exempt                                                         70        57
                  Securities :
                      Taxable                                                           6,089     4,068
                      Tax - exempt                                                        101        91
                  Federal  funds  sold                                                      0        84

                   ---------------------------------------------------------------------------------------
                          Total  interest  income                                      13,878    10,778
----------------------------------------------------------------------------------------------------------

Interest          Deposits                                                              2,267     2,835
Expense           Other borrowed money                                                    289         0
                  Long-term debt                                                          354       339

                   ---------------------------------------------------------------------------------------
                          Total  interest  expense                                      2,910     3,174
                   ---------------------------------------------------------------------------------------
                  Net  interest  income                                                10,968     7,604
                  Provision  for  loan  losses                                            575       325
                   ---------------------------------------------------------------------------------------
                          Net  interest  income  after  provision  for  loan  losses   10,393     7,279
----------------------------------------------------------------------------------------------------------

Noninterest       Service charges and other fees                                        2,241     1,804
Income            Other operating income                                                   90        98
                  Gain on sale of loans                                                   255       289
                   ---------------------------------------------------------------------------------------
                          Total  noninterest  income                                    2,586     2,191
----------------------------------------------------------------------------------------------------------

Noninterest       Salaries  and  employee  benefits                                     5,369     3,532
Expenses          Occupancy                                                             1,124       797
                  Furniture  and  equipment                                               548       398
                  Advertising  and  marketing                                             711       444
                  Data  processing                                                        611       515
                  Postage  and  supplies                                                  288       238
                  Other                                                                 1,466     1,104
                   ---------------------------------------------------------------------------------------
                          Total  noninterest  expenses                                 10,117     7,028
                   ---------------------------------------------------------------------------------------
                  Income  before  income  taxes                                         2,862     2,442
                  Provision  for  federal  income  taxes                                  934       794
                   ---------------------------------------------------------------------------------------
                          Net  income                                                 $ 1,928   $ 1,648
                   =======================================================================================
                  Net  income  per  common share :  Basic                             $  0.83   $  0.73
                                                    Diluted                              0.76      0.68
==========================================================================================================


                                             See accompanying notes .









Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                         Accumulated
                                                                                                            Other
                                                           Preferred     Common               Retained  Comprehensive
( in  thousands )                                            Stock        Stock     Surplus   Earnings  Income (Loss)        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2002                                 $ 400      $2,117    $ 31,909   $ 6,866          $ 1,520     $ 42,812
Comprehensive income:
   Net  income                                                  -           -           -     1,648                -        1,648
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                                -           -           -         -             (362)        (362)
                                                                                                                     -------------
Total comprehensive income                                                                                                  1,286
Dividends declared on preferred stock                           -           -           -       (20)               -          (20)
Common stock of 12,163 shares issued under
  stock option plans                                            -          12         146         -                -          158
Income tax benefit of stock options exercised                   -           -          92         -                -           92
Common stock of 40 shares issued under employee
  stock purchase plan                                           -           -           1         -                -            1
  Proceeds from issuance of 4,023 shares of common
  stock in connection with dividend-reinvestment and
  stock purchase plan                                           -           4         146         -                -          150
5 % common stock dividend and cash paid in lieu
  of fractional shares                                          -           1          17       (18)               -            -
----------------------------------------------------------------------------------------------------------------------------------
March 31, 2003                                              $ 400      $2,134    $ 32,311   $ 8,476          $ 1,158     $ 44,479
==================================================================================================================================

                                                                                                         Accumulated
                                                                                                            Other
                                                           Preferred     Common               Retained  Comprehensive
( in  thousands )                                            Stock        Stock     Surplus   Earnings  Income (Loss)        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2003                                 $ 400      $2,292    $ 38,725   $ 7,758            $ 549     $ 49,724
Comprehensive income:
   Net  income                                                  -           -           -     1,928                -        1,928
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                                -           -           -         -            1,732        1,732
                                                                                                                     -------------
Total comprehensive income                                                                                                  3,660
Dividends declared on preferred stock                           -           -           -       (20)               -          (20)
Common stock of 13,071 shares issued under
  stock option plans                                            -          13         161         -                -          174
Income tax benefit of stock options exercised                   -           -         135         -                -          135
Common stock of  90 shares issued under employee
  stock purchase plan                                           -           -           4         -                -            4
Proceeds from issuance of 3,881 shares of common
  stock in connection with
  dividend reinvestment and stock purchase plan                 -           4         182         -                -          186
5 % common stock dividend and cash paid in lieu of
  fractional shares (362 shares issued)                         -           -         231      (239)               -           (8)
----------------------------------------------------------------------------------------------------------------------------------
March 31, 2004                                              $ 400      $2,309    $ 39,438   $ 9,427          $ 2,281     $ 53,855
==================================================================================================================================

                                             See accompanying notes .




Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Three Months Ended March 31,
                   ( in  thousands )                                                                   2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
Operating
Activities         Net income                                                                       $  1,928         $  1,648
                   Adjustments to reconcile net income to net cash
                     provided by operating activities:
                       Provision for loan losses                                                         575              325
                       Provision for depreciation and amortization                                       577              401
                       Deferred income taxes                                                              67               16
                       Amortization of securities premiums and accretion of discounts, net               287              676
                       Proceeds from sale of loans                                                    20,662           23,756
                       Loans originated for sale                                                     (18,795)         (19,914)
                       Gain on sales of loans                                                           (255)            (289)
                       Stock granted under stock purchase plan                                             4                1
                       (Increase) decrease  in other assets                                            8,354             (392)
                       Increase (decrease) in other liabilities                                          316             (570)
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  operating  activities                              13,720            5,658
-----------------------------------------------------------------------------------------------------------------------------------
Investing
Activities         Securities held to maturity :
                      Proceeds from principal repayments and maturities                                4,714           11,079
                      Purchases                                                                      (15,007)         (32,722)
                   Securities available for sale :
                      Proceeds from principal repayments and maturities                               24,954           38,781
                      Purchases                                                                      (40,143)         (82,437)
                   Net increase in loans receivable                                                  (37,794)         (14,221)
                   Purchases of restricted investments in bank stock                                    (315)            (322)
                   Purchases of premises and equipment                                                (1,086)          (3,567)
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  used  by  investing  activities                                 (64,677)         (83,409)
-----------------------------------------------------------------------------------------------------------------------------------
Financing
Activities         Net increase in demand deposits, interest checking,
                      money market and savings deposits                                                7,280           19,115
                   Net increase in time deposits                                                      23,410           28,289
                   Net increase in short-term borrowings                                               9,500                0
                   Proceeds from common stock options exercised                                          174              158
                   Proceeds from dividend reinvestment and common stock purchase plans                   186              150
                   Cash dividends on preferred stock and cash in lieu of fractional shares               (37)             (30)
                   ----------------------------------------------------------------------------------------------------------------
                          Net  cash  provided  by  financing  activities                              40,513           47,682
                   ----------------------------------------------------------------------------------------------------------------
                   Decrease in cash and cash equivalents                                             (10,444)         (30,069)
                   Cash and cash equivalents at beginning of year                                     37,715           75,450
                   ----------------------------------------------------------------------------------------------------------------
                   Cash and cash equivalents at end of period                                       $ 27,271         $ 45,381
                   ----------------------------------------------------------------------------------------------------------------


                                             See accompanying notes .




                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiary Commerce Bank/Harrisburg, N.A. ("the Bank"). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the financial statements and footnotes thereto included in the Pennsylvania Commerce Bancorp, Inc., Annual Report for the year ended December 31, 2003.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

Stock Dividends and Per Share Data

On January 23, 2004 the Board of Directors declared a 5% stock dividend on common stock outstanding, paid on February 24, 2004, to stockholders of record on February 6, 2004. Payment of the stock dividend resulted in the issuance of approximately 109,000 additional common shares and cash of $16,592 in lieu of fractional shares. The effect of the 5% common stock dividend has been recorded as of December 31, 2003.

Stock Option Plan

The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended March 31, 2004 and 2003:

                                                  Three Months
                                                 Ended March 31,
--------------------------------------------------------------------------------
(in thousands)                                  2004          2003
                                                ----          ----
Net income:
    As reported                          $      1,928    $   1,648
    Total stock-based compensation
    cost, net of tax, that would have
    been included in the determination
    of net income if the fair  value
    based method had been applied
    to all awards                                (187)        (155)
                                             ---------    ---------
    Pro-forma                                   1,741        1,493
Reported earnings per share:
    Basic                                $       0.83    $    0.73
    Diluted                                      0.76         0.68
Pro-forma earnings per share:
    Basic                                $       0.75    $    0.66
    Diluted                                      0.68         0.61


New Accounting Standards

In  January  2003,  the  Financial   Accounting   Standards  Board  issued  FASB
Interpretation  No.  46,   "Consolidation  of  Variable  Interest  Entities,  an
Interpretation of ARB No. 51" which was revised in December 2003.

This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). The Company's wholly owned subsidiaries, Commerce Capital Harrisburg Trust I and Commerce Capital Harrisburg Trust II, (the "Trusts") qualify as variable interest entities under FIN 46. The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. The Trusts hold, as their sole asset, subordinated debentures issued by the Company.

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $13.6 million and reduce the trust capital securities line item by $13.0 million that had represented the trust preferred securities of the Trusts. The Company's equity interest in the trust subsidiaries of $600,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

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

Future Facilities

The Company has entered into an agreement to purchase the land located at the corner of Friendship Road and TecPort Drive in Swatara Township, Dauphin County, Pennsylvania. The Company plans to construct a Headquarters/Operations Facility on this property to be opened in 2005.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statement of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:




                                             Three Months Ended
                                             ------------------
                                                 March 31,
                                                 ---------
(in thousands)
                                           2004           2003
                                         -------        -------
Unrealized holding gains (losses)
   on available for sale securities
   occurring during the period           $ 2,624       $  (548)

Reclassification adjustment for
   gains included in net income                0             0
                                         -------        -------


Net unrealized gains (losses)              2,624          (548)


Tax effect                                  (892)          186
                                         -------        -------

Other comprehensive
income (loss)                            $ 1,732       $  (362)
                                         =======        =======



Note 5.  GUARANTEES


The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $8.6 million of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

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

OVERVIEW

Total revenues (net interest income plus other income) increased by 38% to $13.6 million for the quarter as compared to first quarter of 2003 and net income for the quarter increased 17% to $1.9 million as compared to $1.6 million for the first quarter of 2003. Diluted net income per common share increased 12% to $0.76 from $0.68 per share in the first quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2004). At March 31, 2004, the Company had total assets of $1.1 billion, total net loans (including loans held for sale) of $515 million, and total deposits of $937 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $993.4 million for the first quarter of 2004 as compared to $737.4 million for the same period in 2003. Approximately $118 million, or 46%, of this increase was in average loans outstanding and $138 million, or 54%, was in average investment securities. The yield on earning assets for the first quarter of 2004 was 5.60%, a decrease of 31 basis points
(bps) from the comparable period in 2003. This decrease resulted primarily from decreased yields in the loan and investment portfolios due to the overall level and timing of changes in general market interest rates present during the first quarter of 2004 versus the same period one year ago.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $121 million over the first quarter 2003. Average interest-bearing liabilities increased from $633 million during the first quarter of 2003 to $849 million during the first quarter of 2004. Average savings deposits increased $27 million over first quarter a year ago, average public funds deposits increased $36 million, average interest bearing demand deposits increased by $43 million, average non-interest bearing demand deposits increased by $39 million, and average time deposits increased $15 million during the quarter as compared to the first quarter one year ago.

The average rate paid on interest-bearing liabilities for the first quarter of 2004 was 1.38%, a decrease of 65 basis points from the comparable period in 2003. The Company's aggregate cost of funding sources was 1.18% for the first quarter of 2004, a decrease of 57 basis points from the prior year. This is primarily the result of a decrease in the average rates paid on all interest bearing deposits.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and investment securities. Liabilities used to fund such assets include deposits, borrowed funds, and long-term debt. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, interest bearing liabilities, related yields and associated funding costs.

Interest income increased by $3.1 million, or 29%, over the first quarter of 2003. Interest income on loans outstanding increased by 18% over the first quarter of 2003 and interest income on investment securities increased by 49% over the same period. Total interest expense for the first quarter of 2004 decreased by $264,000, or 8%, from the first quarter of 2003. Interest expense on deposits decreased by $568,000, or 20%, during the first quarter of 2004 from the first three months of 2003. This was offset by an increase of interest expense on other borrowed money of $289,000.

Net interest income for the first quarter of 2004 increased by $3.4 million, or 44%, over the same period in 2003. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. The Company's net interest rate spread was 4.22% during the first quarter of 2004 compared to 3.88% during the same period of the previous year. The net interest margin increased by 26 basis points from 4.16% for the first quarter 2003 to 4.42% during the first quarter of 2004.

Provision for Loan Losses

The provision for loan losses was $575,000 for the first quarter of 2004 as compared to $325,000 for the same period in 2003. The increase in the provision for the three-month period is primarily related to the growth in loan receivables. The allowance for loan losses as a percentage of period-end loans was 1.27% at March 31, 2004 as compared to 1.26% and 1.42% at December 31, 2003 and March 31, 2003, respectively.

Noninterest Income

Noninterest income for the first quarter of 2004 increased by $395,000, or 18%, over the same period in 2003. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions, offset by a decrease in the gain on the sale of loans and other miscellaneous operating income.

Included in noninterest income for the first three months of 2004 is nonrecurring income of $119,000, as a result of the gain on the sale of student loans. Included in noninterest income for the first three months of 2003 is nonrecurring income of $167,000 as a result of a gain on the sale of student loans. Excluding these transactions, recurring core noninterest income for the first three months of 2004 totaled $2.5 million as compared to $2.0 million for the first three months of 2003, an increase of 22%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the first quarter of 2004, noninterest expenses increased by $3.1 million, or 44%, over the same period in 2003. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Staffing and occupancy expenses also increased as a result of opening five additional branch offices, one each in June 2003, July 2003, and September 2003, respectively and two in December 2003. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2004, and March 31, 2003, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.8 million, or 52%, for the first quarter of 2004 over the first quarter of 2003. This increase is consistent with increases in staff levels necessary to handle Company growth from first quarter 2003 to first quarter 2004, including the additional staff of the branch offices opened in the period June 2003 through December 2003.

Occupancy expenses of $1.1 million were $327,000 higher for the first quarter of 2004 than for the three months ended March 31, 2003. Increased occupancy expenses primarily are a result of the five branch offices opened between June 2003 and December 2003, along with expanding the Loan Production Office (LPO) in the Harrisburg Region in the Spring of 2003 and opening a new and larger LPO in the York region during the summer of 2003.

Furniture and equipment expenses of $548,000 were $150,000, or 38%, higher for the first quarter of 2004 then the three months ended March 31, 2003. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of five new branches opened during the last 12 months and the expansion/addition of the new LPO offices.

Advertising and marketing expenses totaled $711,000 for the three months ended March 31, 2004, an increase of $267,000, or 60%, from the first quarter of 2003. Advertising and marketing expenses increased due to additional marketing initiatives in all of our markets and the addition of the Berks County market, which occurred in the summer of 2003 when we opened two branches in this market.

Data processing expenses of $611,000 were $96,000, or 19%, higher in the first quarter of 2004 than the three months ended March 31, 2003. The increase was due to increased costs associated with processing additional transactions due to growth in number of accounts serviced.

Postage and supplies expenses of $288,000 were $50,000, or 21%, higher for the first quarter of 2004 than for the three months ended March 31, 2003. This was due to a combination of increased usage of supplies with the addition of five new branches and growth in the volume of customers and customer transaction statements.

Other noninterest expenses increased by $362,000, or 33%, for the three-month period ended March 31, 2004, as compared to the same period in 2003. Components of the increase include:

o higher telecommunication and data line expenses due to the addition of five new branches;

o higher loan related expenses due to a 34% increase in loan volume over the past 12 months;

o greater checkbook printing expenses due to an increase in the number of new accounts opened;

o    an increase in the provision for other losses and differences; and

o    an increase in audit, exams and shareholder expenses.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. Net noninterest expenses equal noninterest expenses (excluding foreclosed real estate expenses) less noninterest income (exclusive of nonrecurring gains), divided by average assets. This ratio equaled 2.88% for the three months ended March 31, 2004, up over the 2.51% reported for the three months ended March 31, 2003. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (excluding foreclosed real estate expenses) to net interest income plus noninterest income (excluding nonrecurring gains). For the quarter ended March 31, 2004, the operating efficiency ratio was 75.1%, compared to 72.7% for the similar period in 2003.

Provision for Federal Income Taxes

The provision for federal income taxes was $934,000 for the first quarter of 2004 as compared to $794,000 for the same period in 2003. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.6% for the first three months of 2004 and 32.5% for the same period in 2003.

Net Income and Net Income Per Share

Net income for the first quarter of 2004 was $1.9 million, an increase of $280,000, or 17%, over the $1.6 million recorded in the first quarter of 2003. The increase was due to an increase in net interest income of $3.4 million, an increase in noninterest income of $395,000, offset partially by an increase in noninterest expenses of $3.1 million, a $250,000 increase in the provision for loan losses, and an increase of $140,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2004, increased 14% to $0.83 per common share for the first three months of 2004 compared to $0.73 for the same period in 2003. Diluted earnings per common share were $0.76 for the first three months of 2004 and $0.68 for the same period in 2003, an increase of 12%.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures the Company's net income in relation to its total average assets. The Company's annualized ROA for the first quarter of 2004 was 0.73% as compared to 0.83% for the first quarter of 2003. For purposes of calculating ROA, average assets have been adjusted to exclude gross unrealized appreciation or depreciation on securities available for sale.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders' equity. For purposes of calculating ROE, average stockholders' equity includes the effect of unrealized appreciation or depreciation, net of income taxes, on securities available for sale. The annualized ROE for the first quarter of 2004 was 14.87%, as compared to 15.20% for the first quarter of 2003.

FINANCIAL CONDITION

Securities

During the first three months of 2004, securities available for sale increased by $17.9 million from $275.4 million at December 31, 2003 to $293.3 million at March 31, 2004. This resulted from the purchase of $40.1 million in securities, partially offset by $25.0 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt securities. The duration of the securities available for sale portfolio was
3.0 years at March 31, 2004 with a weighted average yield of 4.87%.

During the first three months of 2004, securities held to maturity increased from $199.9 million to $210.2 million primarily as a result of the purchase of $15.0 million in securities, offset by principal repayments of $4.7 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.2 years at March 31, 2004 with a weighted average yield of 5.58%.

Total securities aggregated $503.6 million at March 31, 2004, and represented 46% of total assets.

The average yield on the combined securities portfolio for the first three months of 2004 was 5.08%, as compared to 5.44% for the similar period of 2003.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which the Company originates with the intention of selling in the future. During the first three months of 2004, total loans held for sale decreased $1.6 million, from $9.2 million at December 31, 2003 to $7.6 million at March 31, 2004. The change was the result of the sale of $7.0 million of student loans and the sale of $13.5 million of residential loans, offset by originations of $18.9 million in new loans held for sale. Loans held for sale represented 0.9% of total assets at December 31, 2003 and 0.7% of total assets at March 31, 2004.

Loans Receivable

During the first three months of 2004, total gross loans receivable increased by $37.7 million from $475.9 million at December 31, 2003, to $513.7 million at March 31, 2004. The majority of the growth was in commercial real estate and commercial business loans. Loans receivable represented 55% of total deposits and 47% of total assets at March 31, 2004, as compared to 53% and 45%, respectively, at December 31, 2003.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at March 31, 2004, were $1.7 million, or 0.15%, of total assets as compared to $1.4 million, or 0.13%, of total assets at December 31, 2003. Foreclosed real estate totaled $236,000 at March 31, 2004 and December 31, 2003.

The summary table below presents information regarding nonperforming loans and assets as of March 31, 2004 and 2003 and December 31, 2003.



                         Nonperforming Loans and Assets
----------------------------------------------------------------------------------------------
(dollars in thousands)                                    March 31,   December 31,   March 31,
                                                            2004         2003         2003
----------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                                $  104       $  143       $  197
Consumer                                                      24           68           91
Real estate:
    Construction                                             159          159            0
    Mortgage                                               1,056          417          421
----------------------------------------------------------------------------------------------
       Total nonaccrual loans                              1,343          787          709
Loans past due 90 days or more and still accruing            112          385          175
Restructured loans                                             0            0            0
----------------------------------------------------------------------------------------------
       Total nonperforming loans                           1,455        1,172          884
Foreclosed real estate                                       236          236          281
----------------------------------------------------------------------------------------------
       Total nonperforming assets                          1,691       $1,408        1,165
----------------------------------------------------------------------------------------------
Nonperforming loans to total loans                          0.28%        0.25%        0.23%
Nonperforming assets to total assets                        0.15%        0.13%        0.14%
==============================================================================================



Nonaccrual commercial loans are comprised of nine loans at March 31, 2004. Management's Allowance for Loan Loss Committee has reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

The following table sets forth information regarding the Company's provision and allowance for loan losses.




                            Allowance for Loan Losses
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                     Three months    Year Ending      Three months
                                                              Ending       December 31,        Ending
                                                          March 31, 2004       2003        March 31, 2003
-----------------------------------------------------------------------------------------------------------

Balance at beginning of period                               $ 6,007        $ 5,146           $ 5,146
Provisions charged to operating expenses                         575          1,695               325
----------------------------------------------------------------------------------------------------------
                                                               6,582          6,841             5,471
Recoveries of loans previously charged-off:
    Commercial                                                    27             66                 0
    Consumer                                                      34             85                 2
    Real estate                                                    0            115                 8
----------------------------------------------------------------------------------------------------------
Total recoveries                                                  61            266                10
Loans charged-off:
    Commercial                                                     0           (483)               (0)
    Consumer                                                    (121)          (331)               (7)
    Real estate                                                   (3)          (286)              (40)
----------------------------------------------------------------------------------------------------------
Total charged-off                                               (124)        (1,100)              (47)
----------------------------------------------------------------------------------------------------------
Net charge-offs                                                  (63)          (834)              (37)
----------------------------------------------------------------------------------------------------------
Balance at end of period                                     $ 6,519        $ 6,007           $ 5,434
----------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of                              0.01%          0.20%             0.01%
   Average loans outstanding
Allowance for loan losses as a percentage of
   Period-end loans                                             1.27%          1.26%             1.42%
==========================================================================================================


Premises and Equipment

During the first three months of 2004, premises and equipment increased by $509,000, or 1%, from $38.2 million at December 31, 2003 to $38.7 million at March 31, 2004. The increase was a result of leasehold improvements and furniture and equipment purchases necessary for additions to staff and replacing certain fixed assets offset by the provision for depreciation and amortization.

Other Assets

During the first three months of 2004, other assets decreased by $9.0 million from $16.5 million at December 31, 2003, to $7.5 million at March 31, 2004. The change was primarily the result of the sale of committed securities included as other assets at December 31, 2003, with a fair market value of $9.2 million. The proceeds from the sale were received in the first quarter of 2004.

Deposits

Total deposits at March 31, 2004 were $937.2 million, up $30.7 million, or 3%, over total deposits of $906.5 million at December 31, 2003. The average balances and weighted average rates paid on deposits for the first three months of 2004 and 2003 are presented in the following table.



                                                      Three months Ended March 31,
                                                    2004                      2003
----------------------------------------- ------------------------- --------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------- ------------ ------------ ------------- ------------
Demand deposits:
    Noninterest-bearing                   $   162,541               $    124,009
    Interest-bearing (money
    market and checking)                      294,609     0.84%          203,617      0.98%
Savings                                       249,939     0.89           225,011      1.23
Time deposits                                 197,096     2.24           191,778      3.51
----------------------------------------- ------------ ------------ ------------- ------------
Total deposits                            $   904,185               $    744,415
========================================= ============ ============ ============= ============



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

The Company's Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 15% of net income in a flat rate scenario in the first year and 30% using a two year planning window. At March 31, 2004, the Company's income simulation model indicates net income would be higher by 0.1% in the first year and lower by 5.9% over a two-year time frame, if rates decreased 100 basis points as compared to higher by 0.04% and lower by 5.4%, respectively, at March 31, 2003. The model projects that net income would by lower by 4.1% and higher by 1.8% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to higher by 4.2% and 17.1%, respectively, at March 31, 2003. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all the Company's assets and liabilities, as well as any off balance sheet items. The model calculates the market value of the Company's assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. The Company's ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 60% or more of the excess of market value over book value in the current rate scenario. At March 31, 2004, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of the Company's assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to the Company's core deposits, or the core deposit premium. Using an independent consultant, the Company has completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that the Company's core deposits have stable balances over long periods of time, are relatively insensitive to changes in interest rates and have significant longer average lives and durations than the Company's loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in the Company's fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2004 provide an accurate assessment of the Company's interest rate risk.

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

The Company has established secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2004, the total potential liquidity for the Company through these secondary sources was $362 million. In view of the primary and secondary sources as previously mentioned, management believes that the Company is capable of meeting its anticipated liquidity needs.

Capital Adequacy

At March 31, 2004, stockholders' equity totaled $53.9 million, up 8% over stockholders' equity of $49.7 million at December 31, 2003. Stockholders' equity at March 31, 2004 included $2.3 million of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $2.4 million from $49.2 million at December 31, 2003, to $51.6 million at March 31, 2004 due to retained net income and the proceeds from the sale of stock under the Company's stock option and stock purchase plans.

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

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:



------------------------------ ---------------- ----------------- -------------------------- --------------------------
                                                                                              To Be Well Capitalized
                                                                                              Under Prompt Corrective
                                  March 31,       December 31,           For Capital             Action Provisions
                                     2004             2003            Adequacy Purposes
------------------------------ ---------------- ----------------- -------------------------- --------------------------

Risk-Based Capital Ratios:

         Tier 1                      9.37%              9.49%                4.00%                        6.00%

         Total                      10.33              10.42                 8.00                        10.00

         Leverage ratio              6.01               6.14                 4.00                         5.00
         (to average assets)

------------------------------ ---------------- ----------------- -------------------------- --------------------------



The consolidated capital ratios at March 31, 2004 are not materially different to the Bank's capital ratios. At March 31, 2004, the consolidated capital levels of the Company and of the Bank met the definition of a "well capitalized" institution.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk principally includes interest rate risk, which is discussed in the Management's Discussion and Analysis section above. The Company's net interest margin has remained fairly stable. Commerce's net interest margin for the first three months of 2004 was 4.42%, a difference of 26 basis points over 4.16% for the first three months of 2003.

Currently, Commerce has 78% of its deposits in non-interest bearing, interest checking, and saving accounts, which it considers core deposits. These accounts, which have a relatively low cost of deposits, have historically contributed significantly to the net interest margin.

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No items to report for the quarter ending March 31, 2004.

Item 3. Defaults Upon Senior Securities

No items to report for the quarter ending March 31, 2004.

Item 4. Submission of Matters to a Vote of Securities Holders

No items to report for the quarter ending March 31, 2004.

Item 5.  Other Information

No items to report for the quarter ending March 31, 2004.


Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

Computation of Net Income Per Share...........................Exhibit 11

(b.) Reports on Form 8-K



On January 23, 2004, the Company filed a form 8-K announcing the following information:

On January 23, 2004, Pennsylvania Commerce Bancorp, Inc. declared a 5% stock dividend on the Company's common stock outstanding. The dividend was paid on Feb. 24, 2004 to shareholders of record Feb. 6, 2004.



On January 27, 2004, the Company filed a form 8-K announcing the following information:

On January 27, 2004, Pennsylvania Commerce Bancorp, Inc. issued a press release reporting financial results for its fourth quarter of 2003.



On January 29, 2004, the Company filed a form 8-K announcing the following information:

On January 28, 2004, Pennsylvania Commerce Bancorp, Inc. announced the appointment of John J. Cardello, CPA, to the Board of Directors of the Company and its subsidiary bank, Commerce Bank/Harrisburg, N.A., expanding the board to eight members.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        5/14/04                                   /s/ Gary L. Nalbandian
-------------------------              -----------------------------------------
         (Date)                                       Gary L. Nalbandian
                                                      President/CEO




        5/14/04                                      /s/ Mark A. Zody
-------------------------              -----------------------------------------
         (Date)                                  Mark A. Zody Chief Financial
                                                       Officer



Exhibit 11.
                               Pennsylvania Commerce Bancorp, Inc.
                               Computation of Net Income Per Share
====================================================================================================
                               For the Quarter Ended March 31, 2004
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                               $1,928,000
Preferred stock dividends                                   (20,000)
                                                           --------
Income available to common stockholders                   1,908,000         2,301,558        $0.83
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 216,635
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                      $1,908,000         2,518,193        $0.76
====================================================================================================


                               For the Quarter Ended March 31, 2003
---------------------------------------------------------------------------------------------------
                                                        Income           Shares        Per Share
                                                                                         Amount
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
Net income                                               $1,648,000
Preferred stock dividends                                   (20,000)
                                                           --------
Income available to common stockholders                   1,628,000         2,230,844        $0.73
---------------------------------------------------------------------------------------------------
Effect of Dilutive Securities:
Stock Options                                                                 171,533
                                                                              -------
Diluted Earnings Per Share:
Income available to common stockholders plus
assumed conversions                                      $1,628,000         2,402,377        $0.68
====================================================================================================
