Form 10-Q
period 2004-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2004-08-12
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 333-78445

                       PENNSYLVANIA COMMERCE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                    25-1834776
--------------------------------------------------------------------------------
     (State or other jurisdiction of               (IRS Employer Identification
     incorporation or organization)                           Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (717) 975-5630
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X        No  ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                   Yes  ___        No    X

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,325,966 Common shares outstanding at 7/31/04

                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets..........................................3
         June 30, 2004 (Unaudited), and December 31, 2003

         Consolidated Statements of Income (Unaudited)........................4
         Three months ended June 30, 2004 and June 30, 2003
         Six months ended June 30, 2004 and June 30, 2003

         Consolidated Statements of Stockholders' Equity  (Unaudited).........5
         Six months ended June 30, 2004 and June 30, 2003

         Consolidated Statements of Cash Flows (Unaudited)....................6
         Six months ended June 30, 2004, and June 30, 2003

         Notes to Consolidated Financial Statements (Unaudited)...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........25
Item 4.  Controls and Procedures.............................................25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................26
Item 2.  Changes in Securities and Use of Proceeds...........................26
Item 3.  Defaults Upon Senior Securities.....................................26
Item 4.  Submission of Matters to a Vote of Securities Holders...............26
Item 5.  Other Information...................................................26
Item 6a. Exhibits............................................................26
Item 6b. Reports on Form 8-K.................................................26

         Signatures

              Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                              June 30,             December 31,
                                                                        ---------------------- ----------------------
                                                                          2004 (unaudited)             2003
                                                                        ---------------------- ----------------------
                                                                        (dollars in thousands, except share amounts)
Assets
Cash and due from banks............................................     $          27,271      $           37,715
Federal funds sold.................................................                     0                       0
                                                                        -----------------      ------------------
     Cash and cash equivalents.....................................                27,271                  37,715
Securities, available for sale at fair value.......................               303,904                 275,400
Securities, held to maturity at cost
     (fair value 2004: $197,390; 2003: $201,568)...................               199,838                 199,863
Loans, held for sale...............................................                 7,834                   9,164
Loans receivable, net of allowance for loan losses
     (allowance 2004: $7,019; 2003: $6,007)........................               588,398                 469,937
Restricted investments in bank stock...............................                 8,505                   5,227
Premises and equipment, net........................................                38,767                  38,178
Other assets.......................................................                10,353                  16,505
                                                                        -----------------      ------------------
     Total assets..................................................     $       1,184,870      $        1,051,989
                                                                        =================      ==================
Liabilities
Deposits:
     Noninterest-bearing...........................................     $         182,282      $          170,414
     Interest-bearing..............................................               795,976                 736,113
                                                                        -----------------      ------------------
         Total deposits............................................               978,258                 906,527
Short-term borrowings..............................................               137,443                  79,000
Junior subordinated debt...........................................                13,600                       0
Trust capital securities...........................................                     0                  13,000
Other liabilities..................................................                 4,563                   3,738
                                                                        -----------------      ------------------
         Total liabilities.........................................             1,133,864               1,002,265
                                                                        -----------------      ------------------
Stockholders' Equity
Preferred stock-Series A noncumulative; $10.00 par value
     1,000,000 shares authorized; 40,000 shares issued and
     outstanding...................................................                   400                     400
Common stock-$1.00 par value; 10,000,000 shares authorized;
     issued and outstanding - 2004:  2,322,948; 2003:  2,291,805...                 2,323                   2,292
Surplus............................................................                39,902                  38,725
Retained earnings..................................................                11,588                   7,758
Accumulated other comprehensive income (loss)......................               (3,207)                     549
                                                                        -----------------      ------------------
         Total stockholders' equity................................                51,006                  49,724
                                                                        -----------------      ------------------
     Total liabilities and stockholders' equity....................     $       1,184,870      $        1,051,989
                                                                        =================      ==================

                                             See accompanying notes.

              Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                                 ------------------------------------------------------------------
                                                                   2004               2003                2004               2003
                                                                 ------------------------------------------------------------------
                                                                            (dollars in thousands, except per share amounts)
Interest Income
Loans receivable, including fees:
   Taxable .............................................           $8,413              $6,883            $16,031          $13,361
   Tax-exempt...........................................               73                  54                143              111
Securities:
   Taxable..............................................            6,248               4,013             12,337            8,081
   Tax-exempt...........................................              100                 121                201              212
Federal funds sold......................................                0                  56                  0              140
                                                                   ------              ------             ------           ------
            Total interest income.......................           14,834              11,127             28,712           21,905
                                                                   ------              ------             ------           ------

Interest Expense
Deposits................................................            2,446               2,593              4,713            5,428
Short-term borrowings...................................              392                   0                681                0
Trust capital securities................................              355                 339                709              678
                                                                   ------              ------             ------           ------
           Total interest expense.......................            3,193               2,932              6,103            6,106
                                                                   ------              ------             ------           ------
              Net interest income.......................           11,641               8,195             22,609           15,799
Provision for loan losses...............................              675                 525              1,250              850
                                                                   ------              ------             ------           ------
Net interest income after provision for loan losses.....           10,966               7,670             21,359           14,949
                                                                   ------              ------             ------           ------
Noninterest Income
Service charges and other fees..........................            2,517               1,928              4,758            3,732
Other operating income..................................               94                  88                184              186
Gains on sales of loans.................................              105                 200                360              489
                                                                   ------              ------             ------           ------
           Total noninterest income.....................            2,716               2,216              5,302            4,407
                                                                   ------              ------             ------           ------

Noninterest Expenses
Salaries and employee benefits..........................            5,377               3,751             10,746            7,283
Occupancy...............................................            1,090                 772              2,214            1,569
Furniture and equipment.................................              602                 446              1,150              844
Advertising and marketing...............................              724                 474              1,435              918
Data processing.........................................              836                 587              1,447            1,102
Postage and supplies....................................              285                 216                573              454
Other...................................................            1,535               1,181              3,001            2,285
                                                                   ------              ------             ------           ------
            Total noninterest expenses..................           10,449               7,427             20,566           14,455
                                                                   ------              ------             ------           ------

Income before income taxes..............................            3,233               2,459              6,095            4,901
Provision for federal income taxes......................            1,052                 801              1,986            1,595
                                                                   ------              ------             ------           ------
            Net income..................................           $2,181              $1,658             $4,109           $3,306
                                                                   ======              ======             ======           ======

Net Income per Common Share
            Basic.......................................            $0.93               $0.73              $1.76            $1.46
            Diluted.....................................            $0.86               $0.68              $1.62            $1.36

                                               See accompanying notes.

              Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                                           Accumulated
                                                                                               Other
                                             Preferred    Common               Retained   Comprehensive
                                               Stock       Stock    Surplus    Earnings    Income (Loss)      Total
                                            -------------------------------------------------------------------------
                                                                    (dollars in thousands)

Balance:  December 31, 2002................  $     400   $   2,117  $ 31,909    $  6,866    $      1,520   $   42,812
Comprehensive income:
  Net income...............................         --          --        --       3,306              --        3,306
  Change in unrealized gains (losses) on
   securities, net of reclassification
   adjustment..............................         --          --        --          --            (152)        (152)
                                                                                                           ----------
Total comprehensive income.................                                                                     3,154

Dividends declared on preferred stock......         --          --        --         (40)             --          (40)
Common stock of 22,571 shares issued under
   stock option plans......................         --          23       358          --              --          381
Income tax benefit of stock options                 --          --       107          --              --          107
   exercised...............................
Common stock of 70 shares issued under
   employee stock purchase plan............         --          --         2          --              --            2
Proceeds from issuance of 9,307 shares of
   common stock in connection with
   dividend-reinvestment and stock                  --           9       337          --              --          346
   purchase plan...........................
5% common stock dividend and cash paid in
   lieu of fractional shares (453 shares
   issued).................................         --           1        17         (18)             --           --
                                             ---------   ---------  --------    --------    ------------   ----------
June 30, 2003..............................  $     400   $   2,150  $ 32,730    $ 10,114    $      1,368   $   46,762
                                             =========   =========  ========    ========    ============   ==========


                                                                                              Accumulated
                                                                                                  Other
                                              Preferred    Common               Retained      Comprehensive
                                                Stock       Stock    Surplus    Earnings      Income (Loss)    Total
                                            -------------------------------------------------------------------------
                                                                    (dollars in thousands)
Balance:  December 31, 2003..............    $     400   $   2,292  $ 38,725    $  7,758      $      549      $49,724
Comprehensive income:
  Net income.............................           --          --        --       4,109              --        4,109
  Change in unrealized gains (losses) on
   securities, net of reclassification
   adjustment............................           --          --        --          --          (3,756)      (3,756)
                                                                                                              -------
Total comprehensive income...............                                                                         353
Dividends declared on preferred stock....           --          --        --         (40)             --          (40)
Common stock of 24,246 shares issued
   under stock option plans..............           --          25       448          --              --          473
Income tax benefit of stock options                 --          --       188          --              --          188
   exercised.............................
Common stock of  400 shares issued under
   employee stock purchase plan..........           --          --        18          --              --           18
Proceeds from issuance of 6,135 shares
   of common stock in connection with
   dividend reinvestment and stock                  --           6       292          --              --          298
   purchase plan.........................
5% common stock dividend and cash paid
   in lieu of fractional shares (362
   shares issued)........................           --          --       231        (239)             --           (8)
                                             ---------   ---------  --------    --------      -------------   -------
June 30, 2004............................    $     400   $   2,323  $ 39,902    $ 11,588      $   (3,207)     $51,006
                                             =========   =========  ========    ========      =============   =======


                             See accompanying notes.

              Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

==============================================================================================================
                                                                               Six Months Ended June 30,
                                                                                 2004                2003
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Operating Activities
Net income ..................................................................$   4,109           $   3,306
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for loan losses ...............................................    1,250                 850
    Provision for depreciation and amortization .............................    1,166                 832
    Deferred income taxes ...................................................     (165)               (103)
    Amortization of securities premiums and accretion of discounts, net......      598               1,405
    Proceeds from sale of loans .............................................   44,437              54,633
    Loans originated for sale ...............................................  (42,747)            (56,442)
    Gain on sales of loans ..................................................     (360)               (489)
    Stock granted under stock purchase plan .................................       18                   2
    (Increase) decrease  in other assets ....................................    8,985                (488)
    Increase (decrease) in other liabilities ................................      825              (1,029)
    ----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities .............................   18,116               2,477
--------------------------------------------------------------------------------------------------------------
Investing Activities
Security held to maturity:
    Proceeds from principal repayments and maturities .......................   25,090              23,312
    Purchases ...............................................................  (25,033)            (52,812)
Securities available for sale:
    Proceeds from principal repayments and maturities .......................   60,298              93,113
    Purchases ...............................................................  (95,059)           (102,729)
Net increase in loans receivable ............................................ (119,711)            (38,188)
Purchases of restricted investments in bank stock ...........................   (3,278)               (405)
Purchases of premises and equipment .........................................   (1,755)             (5,895)
--------------------------------------------------------------------------------------------------------------
      Net cash used by investing  activities ................................ (159,448)            (83,604)
--------------------------------------------------------------------------------------------------------------

Financing Activities
Net increase in demand deposits, interest checking,
    money market and savings deposits .......................................   27,111              66,851
Net increase (decrease) in time deposits ....................................   44,620             (11,073)
Net increase in short-term borrowings .......................................   58,443                   0
Proceeds from common stock options exercised ................................      473                 381
Proceeds from dividend reinvestment and common stock purchase plans..........      298                 346
Cash dividends on preferred stock and cash in lieu of fractional shares......      (57)                (50)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities .............................  130,888              56,455
--------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents .......................................  (10,444)            (24,672)
Cash and cash equivalents at beginning of year ..............................   37,715              75,450
--------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period ............................. $ 27,271           $  50,778
--------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. ("the Company") and its wholly owned subsidiary Commerce Bank/Harrisburg, N.A. ("the Bank"). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Stock Option Plan

The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended and six months ended June 30, 2004 and 2003:

                                                          Three Months                         Six Months
                                                         Ended June 30,                      Ended June 30,
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                              2004              2003             2004              2003
                                                ------------     ------------      ------------     ------------

Net income:
As reported...............................      $      2,181     $      1,658      $      4,109     $      3,306
   Total stock-based compensation cost,
   net of tax, that would have been
   included in the determination of net
   income if the fair value based method had
   been applied to all awards.............             (310)            (276)             (497)            (431)
                                                ------------     ------------      ------------     ------------
Pro-forma.................................      $      1,871     $      1,382      $      3,612     $      2,875
                                                ============     ============      ============     ============
Reported earnings per share:
   Basic..................................      $       0.93     $       0.73      $       1.76     $       1.46
   Diluted................................              0.86             0.68              1.62             1.36
Pro-forma earnings per share:
   Basic..................................      $       0.80     $       0.61              1.55     $       1.27
   Diluted................................              0.73             0.56              1.42             1.18

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

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $13.6 million and reduce the trust capital securities line item by $13.0 million that had represented the trust preferred securities of the Trusts. The Company's equity interest in the trust subsidiaries of $600,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of June 30, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

Adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

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

The Company has purchased the parcel of land at 115 Bowman Street, City of Lebanon, in Lebanon County, Pennsylvania. The Company is constructing a full-service branch on this property to be opened in Fall 2004.

Note 4.  COMPREHENSIVE INCOME

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:




                                                      Three Months Ended                  Six Months Ended
                                                           June 30                             June 30
(in thousands)                                      2004              2003             2004              2003
                                              ----------------------------------------------------------------
 Unrealized holding gains (losses)
 on available for sale securities occurring
 during the period........................    $   (8,315)         $     318       $   (5,691)       $    (230)

 Reclassification adjustment for
 gains included in net income.............            --                --               --               --
                                              ----------------------------------------------------------------

Net unrealized gains (losses).............        (8,315)               318           (5,691)            (230)
Tax effect................................         2,827               (108)           1,935               78
                                              ----------------------------------------------------------------
Other comprehensive income (loss).........    $   (5,488)        $      210       $   (3,756)       $    (152)
                                              ================================================================

Note 5.  GUARANTEES


The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $8.8 million of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

EXECUTIVE SUMMARY

Our competitive strategy utilizes a retail model, which is built on the gathering and retention of low cost deposits. Management believes deposit growth continues to be the primary driver of our success and that service and a superior retail experience, not interest rates, drives deposit growth. The consistent growth of low cost, long-term deposit relationships allows us to focus our investments on less risky loans and securities. In addition, our significant cash flow allows us ongoing reinvestment opportunities as interest rates change.

Total deposits increased $71.8 million from $906.5 million at December 31, 2003 to $978.3 million at June 30, 2004. The growth in total deposits was due to a combination of growth from five new stores opened in the second half of 2003 along with same store deposit growth of 19%. We measure same store deposit growth as the annual percentage increase in core deposits for store offices open two years or more. As of June 30, 2004, 16 of our 23 stores had been open for two years or more. Our core deposits include all deposits except for public fund time deposits.

We expect that we will continue our pattern of expanding our footprint by branching into contiguous areas of our existing market, and by filling gaps between existing store locations. We are targeting to open approximately two to six new stores in each of the next five years. We plan to open an additional two new stores in the second half of 2004 bringing the total to 25 by year-end. In addition, to accommodate our growth we plan to construct a new headquarters, operations and training center in Harrisburg, which we expect to open in 2005. As a result, we expect that expenses related to salaries, employee benefits, occupancy, furniture and equipment, and advertising will increase in subsequent periods. Our long-range plan targets a total of 36 store offices by the end of 2006. We believe that the demographics of the south central Pennsylvania market should provide significant opportunities for us to continue to grow both deposit and lending relationships.

During the first six months of 2004 our total loans (including loans held for sale) increased by $117.1 million from $479.1 million as of December 31, 2003 to $596.2 million at June 30, 2004. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. We have taken great strides over the past 24 months to strengthen the structure and depth of our lending function and we believe that the growth in total loans is a result of these efforts. In recent years, there has been significant consolidation in financial institutions in our market areas. We believe this consolidation has caused dislocation, and therefore has provided us with the opportunity to gain customers and hire experienced local banking professionals. Our loan to deposit ratio at June 30, 2004 was 61.7%, as compared to 53.5% as of December 31, 2003.

During the first six months of 2004 our total assets grew by $132.9 million from $1.05 billion at

December 31, 2003 to $1.18 billion as of June 30, 2004. During this same six-month time period, interest earning assets (loans and investments) increased by $146.6 million from $960.4 million to $1.11 billion. The growth in earning assets was funded by the previously mentioned deposit growth of $71.8 million plus an increase in short-term borrowings of $58.4 million from $79.0 million to $137.4 million. Loan growth in the first six months of 2004 exceeded deposit growth in terms of total dollars and we offset this difference with short-term borrowings. We plan to use any excess deposit growth in the second half of 2004 to reduce the level of short-term borrowings. Our goal is to maintain our level of short-term borrowings to around or below $100 million and plan to reduce this level even further in 2005 by replacing borrowings with continued deposit growth.

Long-term interest rates remained at historically low levels for the first six months of 2004. Despite this, we were able to grow our net interest income by $6.8 million, or 43%, compared to the first six months of 2003 almost entirely due to the increased volume in interest earning assets. Total revenues (net interest income plus non-interest income) increased by $7.7 million, or 38%, in the first six months of 2004 compared to the first six months of 2003 and net income increased by 24% from $3.3 million to $4.1 million. Earnings per share increased by 19%, from $1.36 to $1.62.

The financial highlights for the first six months of 2004 are summarized below.


                                       June 30,     December 31,        %
                                         2004           2003          Change
                                     -----------    -----------    -----------
                                                (dollars in millions)

Total Assets ..................      $  1,184.9        $1,052.0          13%
Total Loans (Net) .............           588.4           469.9          25%
Total Deposits.................           978.3           906.5           8%

                                  Six Months          Six Months
                                     Ended              Ended           %
                                 June 30, 2004      June 30, 2003     Change
                                 --------------    --------------    ---------
                                (dollars in millions, except per share data)

Total Revenues.................        $   27.9      $     20.2          38%
Net Income.....................             4.1             3.3          24%
Net Income Per Share...........            1.62            1.36          19%

The Company has identified two critical accounting policies: the policies related to the allowance for loan losses and stock-based compensation. The foregoing critical accounting policies are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2003.

On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No.25, and generally would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement at their grant-date fair values. The Financial Accounting Standards Board expects to issue its final standard in the second half of 2004.

OVERVIEW

Total revenues (net interest income plus other income) increased by 38% to $14.4 million for the quarter as compared to the second quarter of 2003 and net income for the quarter increased 32% to $2.2 million as compared to $1.7 million for the second quarter of 2003. Diluted net income per common share increased 26% to $0.86 from $0.68 per share in the second quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2004). At June 30, 2004, we had total assets of $1.18 billion, total net loans (including loans held for sale) of $596.2 million, and total deposits of $978.3 million.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.08 billion for the second quarter of 2004 as compared to $765.1 million for the same period in 2003. Approximately $160.0 million, or 51%, of this increase was in average loans outstanding and $148.1 million, or 48%, was in average investment securities and federal funds sold. The yield on earning assets for the second quarter of 2004 was 5.54%, a decrease of 29 basis points (bps) from the comparable period in 2003. This decrease resulted primarily from decreased yields in the loan portfolio.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $145.8 million and an increase in average short-term borrowings of $126.2 million over the second quarter of 2003. Average interest-bearing liabilities increased from $648.6 million during the second quarter of 2003 to $921.1 million during the second quarter of 2004. Average savings deposits increased $31.8 million over second quarter of 2003, average public funds deposits increased $29.9 million, average interest bearing demand deposits and money market accounts increased by $46.5 million, average non-interest bearing demand deposits increased by $39.8 million, and average time deposits increased $37.6 million during the quarter as compared to the second quarter one year ago.

The average rate paid on interest-bearing liabilities for the second quarter of 2004 was 1.39%, a decrease of 42 basis points from the comparable period in 2003. The Company's aggregate cost of funding sources was 1.19% for the second quarter of 2004, a decrease of 35 basis points from the prior year. This is primarily the result of a decrease in the average rates paid on all interest-bearing deposits.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on assets and interest expense incurred on liabilities used to fund those assets. Interest earning assets primarily include loans and investment securities. Liabilities used to fund such assets include deposits, borrowed funds, and long-term debt. Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, related yields and associated funding costs.

Interest income increased by $3.7 million, or 33%, over the second quarter of 2003. Interest income on loans outstanding increased by 22% over the second quarter of 2003 and interest income on investment securities increased by 54% over the same period. Total interest expense for the second quarter of 2004 increased by $261,000, or 9%, from the second quarter of 2003. Interest expense on deposits decreased by $147,000, or 6%, during the second quarter of 2004 from the second quarter of 2003. This was offset by an increase of interest expense on other borrowed money of $392,000.

Net interest income for the second quarter of 2004 increased by $3.4 million, or 42%, over the same period in 2003. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread was 4.15% during the second quarter of 2004 compared to 4.02% during the same period of the previous year. The net interest margin increased by 6 basis points from 4.29% for the second quarter 2003 to 4.35% during the second quarter of 2004.

For the six months ended June 30, 2004, interest income increased by $6.8 million, or 31%, over the same period in 2003. Interest income on loans outstanding increased by 20% over the first six months of 2003 and interest income on investment securities increased by 51% over the same period.

Interest expense for the first six months of 2004 totaled $6.1 million. The first six months of 2003 resulted in a similar interest expense total of $6.1 million. Interest expense on deposits decreased by $715,000, or 13%, during the first six months of 2004 from the same period in 2003. This was offset by an increase of interest expense on other borrowed money of $681,000.

Net interest income for the first six months of 2004 increased by $6.8 million, or 43%, over the same period in 2003. Our net interest margin increased 16 basis points from 4.22% for the first six months of 2003 to 4.38% for the first half of 2004.

Provision for Loan Losses

We recorded provisions of $675,000 to the allowance for loan losses for the second quarter of 2004 as compared to $525,000 for the second quarter of 2003. The total provisions for loan losses were $1.3 million and $850,000 for the first six months of 2004 and 2003, respectively. The allowance for loan losses as a percentage of period-end loans was 1.18% at June 30, 2004 as compared to 1.26% and 1.39% at December 31, 2003 and June 30, 2003, respectively.

We maintain an allowance for loan losses, which is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. We charge-off loans when we deem them to no longer be collectible. We have established an allowance for loan losses that we believe is adequate for estimated inherent losses in the current loan portfolio. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.

From December 31, 2003 to June 30, 2004, total nonperforming loans decreased from $1.2 million to $821,000 and nonperforming loans as a percentage of total loans decreased from 0.25% to 0.14%. The provisions we have made for loan losses in the first six months of 2004 are based upon a combination of the reduction in the level of nonperforming loans as well as managements' internal analysis of the inherent losses in the current portfolio.


Noninterest Income

Noninterest income for the second quarter of 2004 increased by $500,000, or 23%, over the same period in 2003. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions, offset by a $95,000 decrease in the gains on the sale of loans.

Included in noninterest income for the first six months of 2004 is income of $119,000, as a result of the gain on the sale of student loans. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. Included in noninterest income for the first six months of 2003 is income of $167,000 as a result of a gain on the sale of student loans. Excluding these transactions, noninterest income for the first six months of 2004 totaled $5.2 million as compared to $4.2 million for the first six months of 2003, an increase of 22%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2004, noninterest expenses increased by $3 million, or 41%, over the same period in 2003. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Noninterest expenses also increased as a result of opening five additional stores, one each in June 2003, July 2003, and September 2003, respectively and two in December 2003. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2004, and June 30, 2003, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.6 million, or 43%, for the second quarter of 2004 over the second quarter of 2003. This increase primarily reflects increases in staff levels necessary to handle Company growth from second quarter 2003 to second quarter 2004, including the additional staff of the stores opened in the period June 2003 through December 2003.

Occupancy expenses of $1.1 million were $318,000 higher for the second quarter of 2004 than for the three months ended June 30, 2003. Increased occupancy expenses primarily are a result of the five stores opened between June 2003 and December 2003, along with the opening of a new and larger loan production office in the York region during the summer of 2003.

Furniture and equipment expenses of $602,000 were $156,000, or 35%, higher for the second quarter of 2004 then the three months ended June 30, 2003. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of five new stores opened between June 2003 and December 2003 and the expansion of the loan production office.

Advertising and marketing expenses totaled $724,000 for the three months ended June 30, 2004, an increase of $250,000, or 53%, from the second quarter of 2003. Advertising and marketing expenses increased due to additional marketing initiatives in all of our markets and the addition of the Berks County market, which occurred in the summer of 2003 when we opened two stores in this market.

Data processing expenses of $836,000 were $249,000, or 42%, higher in the second quarter of 2004 than the three months ended June 30, 2003. The increase was due to increased costs associated with processing additional transactions due to growth in number of accounts serviced.

Postage and supplies expenses of $285,000 were $69,000, or 32%, higher for the second quarter of 2004 than for the three months ended June 30, 2003. This was due to a combination of increased usage of supplies with the addition of five new stores and growth in the volume of customers and customer transaction statements.

Other noninterest expenses increased by $354,000, or 30%, for the three-month period ended June 30, 2004, as compared to the same period in 2003. Components of the increase include:

     o higher telecommunication and data line expenses due to the addition of five new stores;

     o higher loan related expenses due to an increase in loan volume over the past 12 months;

     o greater checkbook printing expenses due to an increase in the number of new accounts opened and offering standard checks free of charge when opening a checking account;

     o    an increase in director and committee fees;

     o    an increase in customer relations expense;

     o    higher Pennsylvania shares tax expense due to company growth;

     o    an increase in the provision for other losses and differences; and

     o    an increase in audit, exams and shareholder expenses.

For the first six months of 2004, total noninterest expenses increased by $6.1 million, or 42%, over the comparable period in 2003. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $3.5 million, or 48%, over the first six months of 2003. The increase was due to normal increases and additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 418 at June 30, 2003 to 531 at June 30, 2004 including the addition of new staff to operate the new stores opened in June 2003, July 2003, September 2003, and December 2003.

Occupancy and furniture and equipment expenses for the first six months of 2004 were $951,000, or 39%, higher for the first six months of 2004 over the similar period in 2003. The majority of the increase is the result of costs associated with the opening of five new stores between June 2003 and December 2003 and the opening of a new and larger loan production office in the York region during the summer of 2003.

Advertising and marketing expenses totaled $1.4 million for the six months ended June 30, 2004, an increase of $517,000, or 56%, from the first six months of 2003. This increase was primarily due to additional marketing initiatives in all of our markets along with supporting additional stores opened between June 2003 and December 2003. The Company's marketing expenses will continue to expand as the branch network grows.

Data processing expenses increased $345,000, or 31%, for the first six months of 2004 as compared to the first six months of 2003. The increase is the result of processing higher volumes of customer transactions.

Postage and supplies expenses of $573,000 were $119,000, or 26%, higher for the first six months of 2004 than for the six months ended June 30, 2003. This was due to a combination of increased usage of supplies with the addition of five new stores and growth in the volume of customers and customer transaction statements.

Other noninterest expenses for the first six months of 2004 were $3.0 million compared to $2.3 million for the similar period in 2003. Components of the increase include:

     o higher telecommunication and data line expenses due to the addition of five new stores;

     o higher loan related expenses due to an increase in loan volume over the past 12 months;

     o higher audit and regulatory fees due to additional requirements imposed by enactment of legislation by Regulatory Agencies to address corporate governance;

     o greater checkbook printing expenses due to an increase in the number of new accounts opened and offering standard checks free of charge when opening a checking account;

     o    an increase in director and committee fees;

     o    an increase in customer relations expense;

     o    higher Pennsylvania shares tax expense;

     o    an increase in the provision for other losses and differences; and

     o    an increase in shareholder expenses.

One key productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities). For the quarter ended June 30, 2004, the operating efficiency ratio was 72.8%, compared to 71.3% for the similar period in 2003, and for the six months ended June 30, 2004, this ratio was 72.7%, compared to 71.5% for the first half of 2003.


Provision for Federal Income Taxes

The provision for federal income taxes was $1.1 million for the second quarter of 2004 as compared to $801,000 for the same period in 2003. For the six months ended June 30, the provision was $2.0 million and $1.6 million for 2004 and 2003, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.6% for the six months of 2004 and 32.5% for the same period in 2003.

Net Income and Net Income Per Share

Net income for the second quarter of 2004 was $2.2 million, an increase of $523,000, or 32%, over the $1.7 million recorded in the second quarter of 2003. The increase was due to an increase in net interest income of $3.4 million, an increase in noninterest income of $500,000, offset partially by an increase in noninterest expenses of $3.0 million, a $150,000 increase in the provision for loan losses, and an increase of $251,000 in the provision for income taxes.

Net income for the first six months of 2004 was $4.1 million compared to $3.3 million recorded in the first six months of 2003. The increase was due to an increase in net interest income of $6.8 million, an increase in noninterest income of $895,000, offset partially by an increase in noninterest expenses of $6.1 million, an increase of $400,000 in the provision for loan losses, and an increase of $391,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2004, increased 21% to $1.76 per common share for the first six months of 2004 compared to $1.46 for the same period in 2003. Diluted earnings per common share were $1.62 for the first six months of 2004 and $1.36 for the same period in 2003, an increase of 19%.

Return on Average Assets and Average Equity

Return on average assets, referred to as "ROA," measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2004 was 0.76% as compared to 0.79% for the second quarter of 2003. The ROA for the first six months of 2004 was 0.74% compared to 0.81% for the first half of 2003.

Return on average equity, referred to as "ROE," indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the second quarter of 2004 was 17.14%, as compared to 14.48% for the second quarter of 2003. The annualized ROE for the first six months of 2004 was 15.99%, as compared to 14.83% for the first six months of 2003.



FINANCIAL CONDITION

Securities

During the first six months of 2004, securities available for sale increased by $28.5 million from $275.4 million at December 31, 2003 to $303.9 million at June 30, 2004. This resulted from the purchase of $95.1 million in securities, partially offset by $60.3 million in principal repayments.

The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt securities. The duration of the securities available for sale portfolio was 4.5 years at June 30, 2004 and 3.9 years at December 31, 2003 with a weighted average yield of 4.59% at June 30, 2004 and 4.55% at December 31, 2003.

During  the  first six  months of 2004,  securities  held to  maturity  remained relatively the same. During this period, we purchased $25.0 million in securities, offset by principal repayments of $25.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 6.5 years at June 30, 2004 and 5.9 years at December 31, 2003 with a weighted average yield of 5.54% at June 30, 2004 and 5.43% at December 31, 2003.

Total securities aggregated $503.7 million at June 30, 2004, and represented 43% of total assets.

The average yield on the combined securities portfolio for the first six months of 2004 was 4.99% as compared to 4.98% for the similar period of 2003.

Loans Held for Sale

Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. Loans held for sale are comprised of student loans and residential mortgage loans, which we intend to sell and reinvest in higher yielding loans and securities. During the first six months of 2004, total loans held for sale decreased approximately $1.3 million, from $9.2 million at December 31, 2003 to $7.8 million at June 30, 2004. The change was the result of the sale of $7.0 million of student loans and the sale of $37.1 million of residential loans, offset by originations of $42.7 million in new loans held for sale. Loans held for sale represented 0.9% of total assets at December 31, 2003 and 0.7% of total assets at June 30, 2004.

Loans Receivable

During the first six months of 2004, total gross loans receivable increased by $119.5 million from $475.9 million at December 31, 2003, to $595.4 million at June 30, 2004. The majority of the growth was in commercial real estate, commercial business loans, and lines of credit. Loans receivable represented 61% of total deposits and 50% of total assets at June 30, 2004, as compared to 53% and 45%, respectively, at December 31, 2003.

Loan and Asset Quality and Allowance for Loan Losses

Total nonperforming assets (nonperforming loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at June 30, 2004, were $1.3 million, or 0.11%, of total assets as compared to $1.4 million, or 0.13%, of total assets at December 31, 2003. Foreclosed real estate totaled $464,000 at June 30, 2004 and $236,000 at December 31, 2003. Loans past due 90 days or more and still accruing as of June 30, 2004 consisted of one consumer loan for $22,000. This amount was $385,000 at December 31, 2003 (consisting of four commercial loans and four consumer loans) and $960,000 at June 30, 2003 (consisting of three commercial loans and three consumer loans.)


The summary table below presents information regarding nonperforming loans and assets as of June 30, 2004 and 2003 and December 31, 2003.



                         Nonperforming Loans and Assets
========================================================================================
                                                       June 30,   December 31,  June 30,
                                                         2004       2003         2003
----------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Nonaccrual loans:
  Commercial ....................................     $   74      $  143      $  398
  Consumer ......................................         41          68         188
Real estate:
   Construction .................................        159         159          --
   Mortgage .....................................        525         417         196
----------------------------------------------------------------------------------------
     Total nonaccrual loans .....................        799         787         782
Loans past due 90 days or more and still accruing         22         385         960
----------------------------------------------------------------------------------------
     Total nonperforming loans ..................        821       1,172       1,742
Foreclosed real estate ..........................        464         236         256
----------------------------------------------------------------------------------------
     Total nonperforming assets .................     $1,285      $1,408      $1,998
========================================================================================
Nonperforming loans to total loans ..............       0.14%       0.25%       0.43%
Nonperforming assets to total assets ............       0.11%       0.13%       0.24%
========================================================================================


Nonaccrual commercial loans were comprised of seven loans at June 30, 2004. Management's Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

Additional loans of $5.5 million, considered by our internal loan review department as potential problem loans at June 30, 2004, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company's provision and allowance for loan losses.

                            Allowance for Loan Losses
==============================================================================================
                                                  Six Months     Year Ending      Six Months
                                                    Ending        December 31,     Ending
                                                June 30, 2004        2003        June 30, 2003
----------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Balance at beginning of period ............       $ 6,007         $ 5,146         $ 5,146
Provisions charged to operating expenses ..         1,250           1,695             850
----------------------------------------------------------------------------------------------
                                                    7,257           6,841           5,996
----------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off:
   Commercial .............................            36              66              17
   Consumer ...............................            96              85              57
   Real estate ............................            --             115              48
----------------------------------------------------------------------------------------------
Total recoveries ..........................           132             266             122
----------------------------------------------------------------------------------------------
Loans charged-off:
   Commercial .............................           (30)           (483)           (174)
   Consumer ...............................          (223)           (331)            (46)
   Real estate ............................          (117)           (286)           (231)
----------------------------------------------------------------------------------------------
Total charged-off .........................          (370)         (1,100)           (451)
----------------------------------------------------------------------------------------------
Net charge-offs ...........................          (238)           (834)           (329)
----------------------------------------------------------------------------------------------
Balance at end of period ..................       $ 7,019         $ 6,007         $ 5,667
==============================================================================================
Net charge-offs as a percentage of
   average loans outstanding ..............          0.04%           0.20%           0.08%
Allowance for loan losses as a percentage
   of period-end loans ....................          1.18%           1.26%           1.39%
==============================================================================================


Premises and Equipment

During the first six months of 2004, premises and equipment increased by $589,000, or 1.5%, from $38.2 million at December 31, 2003 to $38.8 million at June 30, 2004. The increase was a result of leasehold improvements and furniture and equipment purchases necessary for additions to staff and replacing certain fixed assets partially offset by the provision for depreciation and amortization.


Other Assets

During the first six months of 2004, other assets decreased by $6.2 million from $16.5 million at December 31, 2003, to $10.3 million at June 30, 2004. The change was the result of the sale of committed securities included as other assets at December 31, 2003, with a fair market value of $9.2 million. The proceeds from the sale were received in the first quarter of 2004.


Deposits

Total deposits at June 30, 2004 were $978.3 million, up $71.7 million, or 8%, over total deposits of $906.5 million at December 31, 2003. Core deposits (total deposits less public fund time deposits) averaged $884.9 million at June 30, 2004 up $178.6 million, or 25%, over average core deposits at June 30, 2003. The average balances and weighted average rates paid on deposits for the first six months of 2004 and 2003 are presented in the following table.

                                                                     Six months Ended June 30,
                                                                  2004                         2003
------------------------------------------------------------------------------------------------------------
                                                         Average      Average         Average      Average
                                                         Balance       Rate           Balance       Rate
------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Demand deposits:
   Noninterest-bearing...........................   $    171,406                  $    132,290
   Interest-bearing (money market and checking)..        298,273         0.88%         214,130       0.93%
Savings..........................................        257,466         0.90          228,550       1.15
Time deposits....................................        205,748         2.22          185,347       3.41
------------------------------------------------------------------------------------------------------------
Total deposits...................................   $    932,893                  $    760,317
============================================================================================================




Short-Term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase, federal funds purchased and dollar rolls, were $137.4 million at June 30,2004, up $58.4 million, or 74%, over total short-term borrowings of $79.0 million at December 31, 2003. The average rate paid on the short-term borrowings was 1.24% during the first six months of 2004. There were no short-term borrowings during the first six months of 2003.

Beginning in the third quarter and fourth quarter of 2003, we undertook an earnings strategy to utilize short-term borrowings in an effort to increase the level of interest earning assets and thus generate a higher level of net interest income. The additional net interest income earned was used to offset the expenses associated with opening five new stores between June 2003 and December 2003. The borrowed funds were reinvested into short and medium term investment securities, mainly mortgage-backed securities.

We continued to utilize short-term borrowings during the first six months of 2004 due to our strong loan growth of $117.1 million from December 31, 2003 to June 30, 2004. During the second half of 2004, we plan to use a portion of our deposit growth as well as cash flows from the loan and investment portfolios to reduce the level of short term borrowings to around or below $100.0 million. We also plan to reduce this level even further in 2005 by replacing borrowed funds with continued deposit growth.

Long-Term Debt

As a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," we deconsolidated our wholly owned subsidiaries, Commerce Capital Harrisburg Trust I and Commerce Capital Harrisburg Trust II, referred to as the "Trusts", from our consolidated financial statements as of March 31, 2004. We have not restated prior periods. The impact of this deconsolidation was to increase our junior subordinated debentures by $13.6 million and reduce our trust capital securities line item by $13.0 million that had represented the trust preferred securities of the Trusts. Our equity interest in the trust subsidiaries of $600,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of June 30, 2004. For regulatory reporting purposes, the FRB has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. The adoption of FIN 46 did not have an impact on our results of operations or liquidity.


Interest Rate Sensitivity


The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

Our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. Our Asset/Liability Committee, referred to as ALCO, is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Our board of directors reviews the guidelines established by ALCO.

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

Our income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point increase and a 100 basis point decrease during the next year, with rates remaining constant in the second year.

The Company's ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 12% of net income in a flat rate scenario in the first year and 18% using a two year planning window. At June 30, 2004, our income simulation model indicates net income would be higher by 0.3% in the first year and lower by 4.6% over a two-year time frame, if rates decreased 100 basis points as compared to higher by 0.5% and lower by 4.7%, respectively, at June 30, 2003. The model projects that net income would be lower by 4.2% and higher by 1.2% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to higher by 3.2% and 16.0%, respectively, at June 2003. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all of our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At June 30, 2004, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are relatively insensitive to changes in interest rates and have significant longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2004 provide an accurate assessment of our interest rate risk.


Liquidity

Liquidity management involves the ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate Pennsylvania Commerce on an ongoing basis. On an unconsolidated basis, the principal source of our revenue is dividends paid to us by the Bank. The Bank is subject to regulatory restrictions on its ability to pay dividends to us. Our consolidated liquidity needs are generally met by converting assets into cash or obtaining sources of additional funding, mainly deposits. Liquidity sources from assets are provided primarily by cash and federal funds sold, and the cash flow from the amortizing securities and loan portfolios. The primary source of liquidity from liabilities is the generation of additional core deposit balances.

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2004, the total potential liquidity through these secondary sources was $412 million. In view of the primary and secondary sources of liquidity as previously mentioned, management believes that we are capable of meeting its anticipated liquidity needs for at least the next twelve months.

Capital Adequacy

At June 30, 2004, stockholders' equity totaled $51.0 million, up 3% over stockholders' equity of $49.7 million at December 31, 2003. Stockholders' equity at June 30, 2004 included $3.2 million of gross unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders' equity increased by $5.0 million from $49.2 million at December 31, 2003, to $54.2 million at June 30, 2004 due to retained net income and the proceeds from the sale of stock under our stock option and stock purchase plans.

On June 15, 2000, we issued $5.0 million of 11.00% Trust Capital Securities to Commerce of New Jersey through Commerce Harrisburg Capital Trust I. Proceeds of this offering were downstreamed to the Bank to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

On September 28, 2001, we issued $8.0 million of 10.00% Trust Capital Securities to Commerce of New Jersey through Commerce Harrisburg Capital Trust II. Proceeds of this offering were downstreamed to the Bank to be used for additional capitalization purposes. All $8.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the "leverage ratio," requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets.

The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

======================================================================================================================
                                                                        Minimum For                 Minimum For
                                  June 30,        December 31,     Adequately Capitalized        Well Capitalized
                                     2004             2003              Requirements                Requirements
----------------------------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios:
         Tier 1                     8.71%              9.49%                4.00%                       6.00%

         Total                      9.62              10.42                 8.00                       10.00

         Leverage ratio             5.79               6.14              3.00 - 4.00                    5.00
         (to average assets)
======================================================================================================================

The consolidated capital ratios of Pennsylvania Commerce at June 30, 2004 are as follows: our leverage ratio was 5.80%, our ratio of Tier 1 capital to risk-weighted assets was 8.72%, and our ratio of total capital to risk-weighted assets was 9.63%. At June 30, 2004, our consolidated capital levels met the definition of an "adequately capitalized" institution. It is the desire of our board and management to maintain sufficient capital levels for Pennsylvania
Commerce and the Bank in order for each to be considered a "well capitalized" institution. Therefore, we intend to raise additional capital through a stock offering in order to return to "well capitalized" status. We believe that the amount of capital expected to be raised will support our future growth for the next four to five years and continue to allow us to be considered "well capitalized" throughout that period.


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

These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations,
estimates  and   intentions,   that  are  subject  to   significant
risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); the impact of the rapid growth of the Company; the Company's dependence on Commerce Bancorp, Inc. to provide various services to the Company; changes in the Company's allowance for loan losses; effect of terrorists attacks and threats of actual war; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.


The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company's filings with the SEC.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk principally includes interest rate risk, which is discussed above. Our net interest margin has remained fairly stable. Our net interest margin for the first six months of 2004 was 4.38%, a difference of 16 basis points over 4.22% for the first six months of 2003.

Currently, we have 94% of our deposits in accounts, which we consider core deposits. These accounts, which have a relatively low cost of deposits, have historically contributed significantly to the net interest margin.

Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company (including its consolidated subsidiaries) during the period when the Company's periodic reports are being prepared. There has not occurred any change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or 15d-15(f), during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

No items to report for the quarter ending June 30, 2004.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ending June 30, 2004.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Annual Meeting of the Registrant's Shareholders was held on May 19, 2004. Proxies representing 1,363,740 shares were received (total shares outstanding as of the record date were 2,309,209). The items of business acted upon at the Annual Meeting were (i) the election of 8 directors to serve until the 2005 annual meeting; and (ii) approval of an amendment to the 1996 Employee Stock Option Plan to increase the number of shares of common stock issuable under the 1996 Plan by 100,000 shares. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i) Election of directors:

Name of                                                  (Withhold Authority)
Nominee                                 For                    Against
-------                                 ---                    -------
Gary L. Nalbandian                  1,349,237                  14,503
James R. Adair                      1,332,427                  31,313
John J. Cardello, CPA               1,349,236                  14,414
Douglas S. Gelder                   1,349,236                  14,414
Alan R. Hassman                     1,349,236                  14,414
Howell C. Mette                     1,349,236                  14,414
Michael A. Serluco                  1,349,236                  14,414
Samir J. Srouji, M.D.               1,349,236                  14,414

(ii) Approval of amendment to the 1996 Employee Stock Option Plan:

                                              Broker
For          Against        Abstain          Non Vote
---          -------        -------          --------
1,227,718    120,575        15,447               0


Item 5.  Other Information.

No items to report for the quarter ending June 30, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

(a.)     Exhibits

Computation of Net Income Per Share.................................Exhibit 11

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").........................................Exhibit 31.1

Certification  of  Chief  Financial  Officer  Pursuant  to  Rules 13a-14(a) and
15d-14(a) promulgated under the Exchange Act.  .....................Exhibit 31.2

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.   ...................Exhibit 32


(b.) Reports on Form 8-K

On May 21, 2004, the Company filed a form 8-K, Item 5, announcing the following information:
Pennsylvania Commerce Bancorp, Inc. issued a press release reporting that its Board of Directors has amended the Company's Dividend Reinvestment and Stock Purchase Plan to allow shareholders to make purchases monthly effective June 1, 2004. Purchases previously were permitted quarterly.


On May 20, 2004, the Company filed a form 8-K, Item 5, announcing the following information:
Pennsylvania Commerce Bancorp, Inc. issued a press release reporting the bank's plans to construct a new headquarters, operations and training center at the TecPort Business Center in

Swatara Twp.,  Dauphin County.

On April 20, 2004, the Company furnished a form 8-K, Items 7 and 12, announcing the following information:
Pennsylvania Commerce Bancorp, Inc. issued a press release reporting financial results for its first quarter of 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                   (Registrant)








        08/12/04                                  /s/ Gary L. Nalbandian
-------------------------              -----------------------------------------
         (Date)                                  Gary L. Nalbandian
                                                 President/CEO
                                                 (Principal Executive Officer)



        08/12/04                                 /s/ Mark A. Zody
-------------------------              -----------------------------------------
         (Date)                                  Mark A. Zody
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

Exhibits.

Computation of Net Income Per Share.................................Exhibit 11

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").........................................Exhibit 31.1

Certification  of  Chief  Financial  Officer  Pursuant  to  Rules 13a-14(a) and
15d-14(a) promulgated under the Exchange Act........................Exhibit 31.2

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.......................Exhibit 32