Form 10-Q
period 2004-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2004-11-15
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                              --------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from            to
                                              ------------  --------------

                            Commission File 000-50961
                                            ---------

                       PENNSYLVANIA COMMERCE BANCORP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                              25-1834776
               ------------                              ----------
     (State or other jurisdiction of           (IRS Employer Identification
     incorporation or organization)                       Number)


           100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
           -----------------------------------------------------------
               (Address of principal executive offices)    (zip code)

                                 (717) 975-5630
                                 --------------
              (Registrant's telephone number, including area code)

    ________________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X        No
                                   ---------      --------
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes             No    X
                                   ---------      ---------

        Indicate  the  number  of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest  practicable  date:
2,908,336  Common shares outstanding at 11/2/04
-----------------------------------------------


                       PENNSYLVANIA COMMERCE BANCORP, INC.


                                      INDEX
                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets.....................................................................3
                  September 30, 2004 (Unaudited), and December 31, 2003

                  Consolidated Statements of Income (Unaudited)...................................................4
                  Three months ended September 30, 2004 and September 30, 2003
                  Nine months ended September 30, 2004 and September 30, 2003

                  Consolidated Statements of Stockholders' Equity  (Unaudited)....................................5
                  Nine months ended September 30, 2004 and September 30, 2003

                  Consolidated Statements of Cash Flows (Unaudited)...............................................6
                  Nine months ended September 30, 2004, and September 30, 2003

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................27

Item 4.           Controls and Procedures........................................................................28

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................28
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds....................................28
Item 3.           Defaults Upon Senior Securities................................................................29
Item 4.           Submission of Matters to a Vote of Securities Holders..........................................29
Item 5.           Other Information..............................................................................29
Item 6.           Exhibits ......................................................................................29

                  Signatures



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------

                                                                                 September 30,      December 31,
                                                                                      2004              2003
                 ( dollars in  thousands,  except  share  amounts)                (unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets           Cash and due from banks                                               $ 33,620         $ 37,715
                 Federal funds sold                                                       7,300                0
                 ------------------------------------------------------------------------------------------------
                      Cash and cash equivalents                                          40,920           37,715
                 Securities, available for sale at fair value                           293,565          275,400
                 Securities, held to maturity at cost
                   (fair value 2004: $194,269;  2003: $201,568 )                        193,484          199,863
                 Loans, held for sale                                                    10,596            9,164
                 Loans receivable, net of allowance for loan losses
                      (allowance 2004: $7,175; 2003: $6,007)                            611,088          469,937
                 Restricted investments in bank stock                                     4,191            5,227
                 Premises and equipment, net                                             41,690           38,178
                 Other assets                                                             9,647           16,505
                 ------------------------------------------------------------------------------------------------
                         Total assets                                               $ 1,205,181      $ 1,051,989
-----------------------------------------------------------------------------------------------------------------

Liabilities      Deposits :
                   Noninterest-bearing                                                $ 189,636        $ 170,414
                   Interest-bearing                                                     935,270          736,113
                 ------------------------------------------------------------------------------------------------
                      Total deposits                                                  1,124,906          906,527
                 Short-term borrowings and repurchase agreements                              0           79,000
                 Junior subordinated debt                                                13,600                0
                 Trust capital securities                                                     0           13,000
                 Other liabilities                                                        4,814            3,738
                 ------------------------------------------------------------------------------------------------
                      Total liabilities                                               1,143,320        1,002,265

-----------------------------------------------------------------------------------------------------------------
Stockholders'    Preferred stock - Series A noncumulative; $10.00 par value
Equity                1,000,000 shares authorized; 40,000 shares issued and outstanding     400              400
                 Common stock - $1.00 par value;  10,000,000 shares authorized;
                      issued and outstanding - 2004: 2,445,325 ;  2003:  2,291,805        2,445            2,292
                 Surplus                                                                 44,993           38,725
                 Retained earnings                                                       13,766            7,758
                 Accumulated other comprehensive income                                     257              549
                 ------------------------------------------------------------------------------------------------
                      Total stockholders' equity                                         61,861           49,724
                 ------------------------------------------------------------------------------------------------
                         Total liabilities and stockholders' equity                 $ 1,205,181      $ 1,051,989
-----------------------------------------------------------------------------------------------------------------



                                              See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                    Three Months               Nine Months
                                                                                  Ended September 30,       Ended September 30,
                                                                         ----------------------------------------------------
                (dollars in thousands, except per share amounts)                2004          2003         2004         2003
-----------------------------------------------------------------------------------------------------------------------------

Interest        Loans  receivable,  including  fees :
Income              Taxable                                                  $ 9,367       $ 6,953     $ 25,398      $20,314
                    Tax - exempt                                                  74            47          217          158
                Securities :
                    Taxable                                                    6,096         3,650       18,433       11,731
                    Tax - exempt                                                 100           120          301          332
                Federal  funds  sold                                               1            69            1          209

                -------------------------------------------------------------------------------------------------------------
                        Total  interest  income                               15,638        10,839       44,350       32,744
-----------------------------------------------------------------------------------------------------------------------------

Interest        Deposits                                                       3,047         2,349        7,760        7,777
Expense         Short-term borrowings                                            354             1        1,035            1
                Long-term debt                                                   354           339        1,063        1,017

                -------------------------------------------------------------------------------------------------------------
                        Total  interest  expense                               3,755         2,689        9,858        8,795
                -------------------------------------------------------------------------------------------------------------
                Net  interest  income                                         11,883         8,150       34,492       23,949
                Provision  for  loan  losses                                     675           350        1,925        1,200
                -------------------------------------------------------------------------------------------------------------
                        Net interest income after provision for loan losses   11,208         7,800       32,567       22,749
-----------------------------------------------------------------------------------------------------------------------------

Noninterest     Service charges and other fees                                 2,707         2,077        7,465        5,809
Income          Other operating income                                           130            99          314          285
                Gain on sale of securities available for sale                      0           288            0          288
                Gain on sales of loans                                           112           185          472          674
                -------------------------------------------------------------------------------------------------------------
                        Total  noninterest  income                             2,949         2,649        8,251        7,056
-----------------------------------------------------------------------------------------------------------------------------

Noninterest     Salaries  and  employee  benefits                              5,364         4,120       16,110       11,403
Expenses        Occupancy                                                      1,087           856        3,301        2,425
                Furniture  and  equipment                                        720           517        1,870        1,361
                Advertising  and  marketing                                      713           662        2,148        1,580
                Data  processing                                                 744           485        2,191        1,587
                Postage  and  supplies                                           279           264          852          718
                Other                                                          1,983         1,309        4,984        3,594
                -------------------------------------------------------------------------------------------------------------
                        Total  noninterest  expenses                          10,890         8,213       31,456       22,668
                -------------------------------------------------------------------------------------------------------------
                Income  before  income  taxes                                  3,267         2,236        9,362        7,137
                Provision  for  federal  income  taxes                         1,069           710        3,055        2,305
                -------------------------------------------------------------------------------------------------------------
                        Net  income                                          $ 2,198       $ 1,526      $ 6,307      $ 4,832
-----------------------------------------------------------------------------------------------------------------------------
                Net  income  per  common share :  Basic                       $ 0.93        $ 0.67       $ 2.70       $ 2.13
                                                  Diluted                       0.86          0.62         2.49         1.97
-----------------------------------------------------------------------------------------------------------------------------


                                                          See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                                                     Preferred    Common                 Retained   Comprehensive
( dollars in  thousands )                              Stock       Stock      Surplus    Earnings   Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2002                             $ 400     $ 2,117    $ 31,909    $ 6,866          $ 1,520   $ 42,812
Comprehensive income:
   Net  income                                              -           -           -      4,832                -      4,832
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                            -           -           -          -             (974)      (974)
                                                                                                                  -----------
Total comprehensive income                                                                                             3,858
Dividends declared on preferred stock                       -           -           -        (60)               -        (60)
Common stock of 24,274 shares issued under stock
option plans                                                -          24         379          -                -        403
Income tax benefit of stock options exercised               -           -         151          -                -        151
Common stock of 100 shares issued under employee
stock purchase plan                                         -           -           3          -                -          3
Proceeds from issuance of 13,696 shares of common
stock in connection with dividend reinvestment and
stock purcahse plan                                         -          14         508          -                -        522
5 % common stock dividend and cash paid in lieu of
fractional shares (453 shares issued)                       -           1          17        (18)               -          -
-----------------------------------------------------------------------------------------------------------------------------
September 30, 2003                                      $ 400     $ 2,156    $ 32,967   $ 11,620            $ 546   $ 47,689
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                                                        Other
                                                      Preferred    Common                 Retained   Comprehensive
( dollars in  thousands )                               Stock       Stock      Surplus    Earnings   Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance : December 31, 2003                             $ 400     $ 2,292    $ 38,725    $ 7,758            $ 549   $ 49,724
Comprehensive income:
   Net  income                                              -           -           -      6,307                -      6,307
   Change in unrealized gains
     (losses) on securities, net of
     reclassification adjustment                            -           -           -          -             (292)      (292)
                                                                                                                  -----------
Total comprehensive income                                                                                             6,015
Dividends declared on preferred stock                       -           -           -        (60)               -        (60)
Common stock of 42,557 shares issued under stock
option plans                                                -          43         809          -                -        852
Income tax benefit of stock options exercised               -           -         275          -                -        275
Common stock of  510 shares issued under employee
stock purchase plan                                         -           -          23          -                -         23
Proceeds from issuance of 10,091 shares of common
stock in connection with dividend reinvestment and
stock purchase plan                                         -          10         463          -                -        473
Proceeds from issuance of 100,000 shares of common
stock in connection with private placement                  -         100       4,467                                  4,567
5 % common stock dividend and cash paid in lieu of
fractional shares (362 shares issued)                       -           -         231       (239)               -         (8)
-----------------------------------------------------------------------------------------------------------------------------
September 30, 2004                                      $ 400     $ 2,445    $ 44,993   $ 13,766            $ 257   $ 61,861
-----------------------------------------------------------------------------------------------------------------------------

                                                  See accompanying notes .



Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended September 30,
                 ( in  thousands )                                                          2004           2003
----------------------------------------------------------------------------------------------------------------------
Operating
Activities       Net income                                                               $ 6,307        $ 4,832
                 Adjustments to reconcile net income to net cash
                   provided by operating activities:
                     Provision for loan losses                                              1,925          1,200
                     Provision for depreciation and amortization                            1,750          1,313
                     Deferred income taxes                                                   (402)           292
                     Amortization of securities premiums and accretion of discounts, net      981          2,290
                     Net gain on sale of securities available for sale                          0           (288)
                     Proceeds from sale of loans                                           58,672         90,945
                     Loans originated for sale                                            (59,632)       (88,366)
                     Gain on sales of loans                                                  (472)          (674)
                     Stock granted under stock purchase plan                                   23              3
                     (Increase) decrease  in other assets                                   8,295         (1,397)
                     Increase (decrease) in other liabilities                               1,076         (1,158)
                 -----------------------------------------------------------------------------------------------------
                        Net  cash  provided  by  operating  activities                     18,523          8,992
----------------------------------------------------------------------------------------------------------------------
Investing
Activities       Securities held to maturity :
                    Proceeds from principal repayments and maturities                      31,314         35,530
                    Purchases                                                             (25,008)      (113,251)
                 Securities available for sale :
                    Proceeds from principal repayments and maturities                      85,543        159,182
                    Purchases                                                            (105,059)      (172,984)
                 Net increase in loans receivable                                        (143,076)       (66,405)
                 Purchases of restricted investments in bank stock                          1,036           (868)
                 Purchases of premises and equipment                                       (5,262)       (10,044)
                 -----------------------------------------------------------------------------------------------------
                        Net  cash  used  by  investing  activities                       (160,512)      (168,840)
----------------------------------------------------------------------------------------------------------------------
Financing
Activities       Net increase in demand deposits, interest checking,
                    money market and savings deposits                                     192,706        168,605
                 Net increase (decrease) in time deposits                                  25,673           (952)
                 Net increase (decrease) in short-term borrowings                         (79,000)             0
                 Proceeds from common stock options exercised                                 852            403
                 Proceeds from dividend reinvestment and common stock purchase plans          473            522
                 Proceeds from issuance of 100,000 shares of common stock in connection
                   with private placement                                                   4,567              0
                 Cash dividends on preferred stock and cash in lieu of fractional shares      (77)           (70)
                 -----------------------------------------------------------------------------------------------------
                        Net  cash  provided  by  financing  activities                    145,194        168,508
                 -----------------------------------------------------------------------------------------------------
                 Decrease in cash and cash equivalents                                      3,205          8,660
                 Cash and cash equivalents at beginning of year                            37,715         75,450
                 -----------------------------------------------------------------------------------------------------
                        Cash and cash equivalents at end of period                       $ 40,920       $ 84,110
                 -----------------------------------------------------------------------------------------------------


                                              See accompanying notes .


                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       PENNSYLVANIA COMMERCE BANCORP, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. the results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated.


Note 2.  STOCK DIVIDENDS AND PER SHARE DATA

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

Note 3.  STOCK-BASED COMPENSATION

The Company accounts for the stock option plan under the recognition and measurements principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three months ended and nine months ended September 30, 2004 and 2003:

                                                            Three Months                                 Nine Months
                                                         Ended September 30,                         Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                       2004                  2003                 2004                   2003
                                                     ----                  ----                 ----                   ----
Net income:
    As reported                                     $2,198                $1,526               $6,307                 $4,832
    Total stock-based compensation
    cost, net of tax, that would have
    been included in the determination
    of net income if the fair value
    based method had been applied
    to all awards                                     (312)                 (276)                (809)                  (708)
                                                      ----                  ----                 ----                   ----
    Pro-forma                                       $1,886                $1,250               $5,498                 $4,124
                                                    ======                ======               ======                 ======
Reported earnings per share:
    Basic                                            $0.93                 $0.67                $2.70                  $2.13
    Diluted                                           0.86                  0.62                 2.49                   1.97
Pro-forma earnings per share:
    Basic                                            $0.80                 $0.54                $2.35                  $1.81
    Diluted                                           0.74                  0.50                 2.16                   1.68


Subsequent to quarter-end September 30, 2004, the Company completed an offering of 460,000 shares of its common stock at $49 per share.



Note 4. NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB deferred the implementation dates of the provisions that relate to measurement and recognition of other-than-temporary impairments. The Company is continuing to evaluate the impact of the measurement and recognition provisions of EITF 03-1 but does not believe the adoption will have a material effect on the financial position or results of operations of the Company.

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

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $13.6 million and reduce the trust capital securities line item by $13.0 million that had represented the trust preferred securities of the Trusts. The Company's equity interest in the trust subsidiaries of $600,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of September 30, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

Adoption of this statement did not have a material impact on the Company's financial condition or results of operations.


Note 5.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company has purchased the land located at the corner of Friendship Road and TecPort Drive in Swatara Township, Dauphin County, Pennsylvania. The Company plans to construct a Headquarters/Operations Facility on this property to be opened in 2005.

The Company has entered into an agreement to purchase the parcel of land at Linglestown and Patton Roads, Harrisburg, Dauphin County, Pennsylvania. The Company plans to construct a full-service branch on this property to be opened in 2005. Subsequent to September 30, 2004 the purchase was completed.

Note 6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders' equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:


                                           Three Months Ended                   Nine months Ended
                                             September 30,                        September 30,
(in thousands)
                                          2004           2003                 2004           2003
                                      ------------- ------------------    -------------- ----------------
Unrealized holding gains (losses)
   on available for sale securities
   occurring during the period        $     5,248   $      (959)          $     (442)     $    (1,188)

Reclassification adjustment for
   gains included in net income                 -           288                    -              288
                                      ------------- ------------------    -------------- ----------------

Net unrealized gains (losses)               5,248        (1,247)                (442)          (1,476)


Tax effect                                 (1,784)          424                  150              502
                                      ------------- ------------------    -------------- ----------------

Other comprehensive
income (loss)                         $     3,464   $      (823)          $     (292)     $      (974)
                                      ============= ==================    ============== ================


Note 7.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $9.6 million of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

Note 8.  EQUITY

Subsequent to September 30, 2004, the Company completed its offering of 460,000 shares of its common stock at $49.00 per share. The 60,000 share underwriters' option to cover over-allotments was fully exercised, which is included in the 460,000-share total. This offering was completed on November 2, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Total deposits increased $218.4 million from $906.5 million at December 31, 2003 to $1.12 billion at September 30, 2004. The growth in total deposits was due to a combination of growth from five new stores opened in the second half of 2003 and also from same store deposit growth. We measure same store deposit growth as the annual percentage increase in core deposits for store offices open two years or more. Same store deposit growth as of September 30, 2004 was 25%. As of September 30, 2004, 16 of our 23 stores had been open for two years or more. Our core deposits include all deposits except for public fund time deposits.

We expect that we will continue our pattern of expanding our footprint by branching into contiguous areas of our existing market, and by filling gaps between existing store locations. We are targeting to open approximately three to six new stores in each of the next five years. We opened an additional store in October 2004 bringing the total to 24 by year-end. In addition, to accommodate our growth we plan to construct a new headquarters, operations and training center in Harrisburg, which we expect to open in 2005. The anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg will be between $15.0 million and $18.0 million. As a result of our targeted growth, we expect that expenses related to salaries, employee benefits, occupancy, furniture and equipment, and advertising will increase in subsequent periods. Our long-range plan targets a total of 35 store offices by the end of 2006. We believe that the demographics of the south central Pennsylvania market should provide significant opportunities for us to continue to grow both deposit and lending relationships.

During the first nine months of 2004 our total net loans (including loans held for sale) increased by $142.6 million from $479.1 million as of December 31, 2003 to $621.7 million at September 30, 2004. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. We have taken great strides over the past 24 months to strengthen the structure and depth of our lending function and we believe that the growth in total loans is a result of these efforts. In recent years, there has been significant consolidation in financial institutions in our market areas. We believe this consolidation has caused dislocation, and therefore has provided us with the opportunity to gain customers and hire experienced local banking professionals. Our loan to deposit ratio at September 30, 2004 was 55.9%, as compared to 53.5% as of December 31, 2003.

During the first nine months of 2004 our total assets grew by $153.2 million from $1.05 billion at December 31, 2003 to $1.21 billion as of September 30, 2004. During this same nine-month time period, interest earning assets (loans and investments) increased by $153.3 million from $959.6 million to $1.11 billion. The growth in earning assets was funded by the previously mentioned deposit growth of $218.4 million.
Net interest income grew by $10.5 million, or 44%, compared to the first nine months of 2003 almost entirely due to the increased volume in interest earning assets. Total revenues (net interest income plus noninterest income) increased by $11.7 million, or 38%, in the first nine months of 2004 compared to the first nine months of 2003 and net income increased by 31% from $4.8 million to $6.3 million. Diluted net income per share increased by 26%, from $1.97 to $2.49.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and judgments when facts and circumstances dictate. The amounts currently estimated by us are subject to change if different assumptions as to the outcome of future events were made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses represents the amount available for estimated probable losses existing in our lending portfolio. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the estimates and assumptions used in making the evaluations. The use of different assumptions could materially impact the level of the allowance for loan losses and, therefore, the provision for loan losses to be charged against earnings. Such changes could impact future results.

We perform periodic, systematic reviews of our loan portfolios to identify inherent losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover the estimated probable losses existing in each lending category. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation and the volatility of forecasted net credit losses.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial versus consumer loans, and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

In addition to periodic estimation and testing of loss factors, we periodically evaluate changes in levels and trends of charge-offs, delinquencies and nonaccrual loans, trends in volume and term loans, changes in underwriting standards and practices, portfolio mix, tenure of the loan officers and management, changes in credit concentrations, and national and local economic trends and conditions. Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the lending portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other more judgmental factors, such as recent loss experience, industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses.

Stock-Based Compensation. As permitted by SFAS No. 123, we account for stock-based compensation in accordance with Accounting Principles Board Opinion
(APB) No. 25. Under

APB No. 25, no compensation expense is recognized in the income statement related to any options granted under our stock option plans. The pro-forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of grant, is disclosed in the notes to the consolidated financial statements. The calculations used in preparing the pro-forma disclosures include significant estimates and assumptions by management, some of which could be susceptible to significant change. These estimates and assumptions include: weighted average risk-free interest rates, volatility factors of the expected market price of our common stock, the weighted average expected life of the stock options and the payment or nonpayment of future cash dividends. Changes in these assumptions could affect the pro-forma impact to net income and earnings per share that would occur if compensation expense was recognized.

We intend to continue to account for stock-based compensation in this manner unless there is more specific guidance issued by the Financial Accounting Standards Board or unless a clear consensus develops in the financial services industry on the application of accounting methods.

On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement at their grant-date fair values.

THREE MONTHS ENDED SEPTEMBER 30, 2004 OVERVIEW

Total revenues (net interest income plus noninterest income) increased by 37% to $14.8 million for the quarter as compared to the third quarter of 2003 and net income for the quarter increased 44% to $2.2 million as compared to $1.5 million for the third quarter of 2003. Diluted net income per common share increased 39% to $0.86 from $0.62 per share in the third quarter a year ago (after adjusting for a 5% common stock dividend paid in February 2004). At September 30, 2004, we had total assets of $1.21 billion, total net loans (including loans held for sale) of $621.7 million, and total deposits of $1.12 billion.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.12 billion for the third quarter of 2004 as compared to $794.6 million for the same period in 2003. Approximately $187.8 million, or 58%, of this increase was in average loans outstanding and $135.8 million, or 42%, was in average investment securities and federal funds sold. The yield on earning assets for the third quarter of 2004 was 5.56%, an increase of 15 basis points (bps) from the comparable period in 2003. This increase resulted primarily from increased yields on securities offset by a decrease in loan yields.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $186.2 million, an increase in average noninterest-bearing demand deposits of $37.0 million, and an increase in average short-term borrowings of $90.7 million over the third quarter of 2003. Average interest-bearing liabilities increased from $676.1 million during the third quarter of 2003 to $953.6 million during the third quarter of 2004. Average savings deposits increased $43.8 million over third quarter of 2003, average public funds deposits increased $53.2 million, average interest-bearing demand deposits and money market accounts increased by $51.2 million, and average time deposits increased $38.0 million during the quarter as compared to the third quarter one year ago.

The average rate paid on interest-bearing liabilities for the third quarter of 2004 was 1.57%, compared to 1.58% for the third quarter of 2003. Our aggregate cost of funding sources was 1.33% for the third quarter of 2004, similar to 1.34% as reported for the prior year.

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

Interest income increased by $4.8 million, or 44%, over the third quarter of 2003. Interest income on loans outstanding increased by 35% over the third quarter of 2003 and interest income on investment securities increased by 64% over the same period. Total interest expense for the third quarter of 2004 increased by $1.1 million, or 40%, from the third quarter of 2003. Interest expense on deposits increased by $698,000, or 30%, during the third quarter of 2004 over the third quarter of 2003 and interest expense on short-term borrowings increased by $353,000.

Net interest income for the third quarter of 2004 increased by $3.7 million, or 46%, over the same period in 2003. Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread was 3.99% during the third quarter of 2004 compared to 3.83% during the same period of the previous year. The net interest margin increased by 16 basis points from 4.07% for the third quarter 2003 to 4.23% during the third quarter of 2004 as a result of the increased yield on interest earning assets.

For the nine months ended September 30, 2004, interest income increased by $11.6 million, or 35%, over the same period in 2003. Interest income on loans outstanding increased by 25% over the first nine months of 2003 and interest income on investment securities increased by 55% over the same period. Interest expense for the first nine months of 2004 totaled $9.9 million, up $1.1 million, or 12%, over total interest expense for the first nine months of 2003. This increase consisted primarily of an increase of $1.0 million of interest expense on other borrowed money.

Net interest income for the first nine months of 2004 increased by $10.5 million, or 44%, over the same period in 2003. The Company's net interest margin increased 15 basis points from 4.18% for the first nine months of 2003 to 4.33% for the same period of 2004. This is a result of the decrease in the cost of deposits of .97% during the first nine months of 2004 as compared to 1.36% for the same period of 2003.

Provision for Loan Losses

We recorded provisions of $675,000 to the allowance for loan losses for the third quarter of 2004 as compared to $350,000 for the third quarter of 2003. The total provisions for loan losses were $1.9 million and $1.2 million for the first nine months of 2004 and 2003, respectively. The allowance for loan losses as a percentage of period-end loans was 1.16% at September 30, 2004 as compared to 1.26% and 1.33% at December 31, 2003 and September 30, 2003, respectively. The provisions we have made for loan losses in the first nine months of 2004 are based upon a combination of loan growth of 30% during the first nine months of 2004, the increase in the level of non-performing loans as well as managements' internal analysis of the inherent losses in the current portfolio.

From December 31, 2003 to September 30, 2004, total non-performing loans increased from $1.2 million to $1.6 million and non-performing loans as a percentage of total loans increased from 0.25% to 0.27%.


Noninterest Income

Noninterest income for the third quarter of 2004 increased by $300,000, or 11%, over the same period in 2003. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions, offset by a $288,000 decrease in the gains on the sale of securities available for sale and a $73,000 decrease in the gains on the sale of loans.

Included in noninterest income for the first nine months of 2004 is income of $119,000, as a result of the gain on the sale of student loans. The Bank sells its student loans during the first quarter of each year. Included in noninterest income for the first nine months of 2003 is income of $167,000 as a result of a gain on the sale of student loans and income of $288,000 as a result of a gain on the sale of securities. Excluding these transactions, noninterest income for the first nine months of 2004 totaled $8.1 million as compared to $6.6 million for the first nine months of 2003, an increase of 23%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2004, noninterest expenses increased by $2.7 million, or 33%, over the same period in 2003. Staffing levels and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Noninterest expenses also increased in 2004 over 2003 as a result of opening five additional stores, one each in June 2003, July 2003, and September 2003, respectively, and two in December 2003. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2004, and September 30, 2003, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.2 million, or 30%, for the third quarter of 2004 over the third quarter of 2003. This increase primarily reflects increases in staff levels necessary to handle Company growth from third quarter 2003 to third quarter 2004, including the additional staff of the stores opened in the period June 2003 through December 2003.

Occupancy expenses of $1.1 million were $231,000 higher for the third quarter of 2004 than for the three months ended September 30, 2003. Increased occupancy expenses primarily are a result of the five stores opened between June 2003 and December 2003.

Furniture and equipment expenses of $720,000 were $203,000, or 39%, higher for the third quarter of 2004 then the three months ended September 30, 2003. This increase was the result of higher levels of depreciation costs for furniture and equipment incurred with the addition of five new stores opened between June 2003 and December 2003.

Advertising and marketing expenses totaled $713,000 for the three months ended September 30, 2004, an increase of $51,000, or 8%, from the third quarter of 2003. Advertising and marketing expenses increased due to additional marketing initiatives in all of our markets.

Data processing expenses of $744,000 were $259,000, or 53%, higher in the third quarter of 2004 than the three months ended September 30, 2003. The increase was due to increased costs associated with processing additional transactions due to growth in number of accounts serviced.

Postage and supplies expenses of $279,000 were $15,000, or 6%, higher for the third quarter of 2004 than for the three months ended September 30, 2003. This was due to a combination of increased usage of supplies with the addition of five new stores and growth in the volume of customers and customer transaction statements offset by increased efficiencies gained by the use of an online ordering and monitoring system.

Other noninterest expenses increased by $674,000, or 51%, for the three-month period ended September 30, 2004, as compared to the same period in 2003. Components of the increase include telecommunication and data line expenses, loan related expenses, checkbook printing expenses, insurance expense, Pennsylvania shares tax expense, and an increase in the provision for other losses and differences.

For the first nine months of 2004, total noninterest expenses increased by $8.8 million, or 39%, over the comparable period in 2003. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $4.7 million, or 41%, over the first nine months of 2003. The increase was due to the increase in benefit costs and claims, and additional salary and benefits costs due to a change in the level of full-time equivalent employees from 508 at September 30, 2003 to 565 at September 30, 2004 including the addition of new staff to operate the new stores opened in June 2003, July 2003, September 2003and December 2003.

Occupancy, furniture and equipment expenses for the first nine months of 2004 were $1.4 million, or 37%, higher for the first nine months of 2004 over the similar period in 2003. The majority of the increase is the result of costs associated with the opening of five new stores between June 2003 and December 2003 and the expanded regional administrative office in York during the summer of 2003.

Advertising and marketing expenses totaled $2.2 million for the nine months ended September 30, 2004, an increase of $568,000, or 36%, from the first nine months of 2003. This increase was primarily due to additional marketing initiatives in all of our markets along with supporting additional stores opened between June 2003 and December 2003. Our marketing expenses will continue to expand as the branch network grows.

Data processing expenses increased $604,000, or 38%, for the first nine months of 2004 as compared to the first nine months of 2003. The increase is the result of processing higher volumes of customer transactions.

Postage and supplies expenses of $852,000 were $134,000, or 19%, higher for the first nine months of 2004 than for the nine months ended September 30, 2003. This was due to a combination of increased usage of supplies with the addition of five new stores and growth in the volume of customers and customer transaction statements.

Other noninterest expenses for the first nine months of 2004 were $5.0 million compared to $3.6 million for the similar period in 2003. Components of the increase include telecommunication and data line expenses, loan related expenses, audit and regulatory fees, checkbook printing expenses, director and committee fees, Pennsylvania shares tax expense, the provision for other losses and differences, and shareholder expenses.

Operating efficiency ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities). For the quarter ended September 30, 2004, the operating efficiency ratio was 73.5%, compared to 78.1% for the similar period in 2003, and for the nine months ended September 30, 2004, this ratio was 73.6%, compared to 73.8% for the same period in 2003. Our efficiency ratio remains above our peer group primarily due to our aggressive growth expansion activities.


Provision for Federal Income Taxes

The provision for federal income taxes was $1.1 million for the third quarter of 2004 as compared to $710,000 for the same period in 2003. For the nine months ended September 30, the provision was $3.1 million and $2.3 million for 2004 and 2003, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.6% for the nine months of 2004 and 32.3% for the same period in 2003.

Net Income and Net Income Per Share

Net income for the third quarter of 2004 was $2.2 million, an increase of $672,000, or 44%, over the $1.5 million recorded in the third quarter of 2003. The increase was due to an increase in net interest income of $3.7 million, an increase in noninterest income of $300,000, offset partially by an increase in noninterest expenses of $2.7 million, a $325,000 increase in the provision for loan losses, and an increase of $359,000 in the provision for income taxes.

Net income for the first nine months of 2004 was $6.3 million, up 31% over the $4.8 million recorded in the first nine months of 2003. This was due to an increase in net interest income of $10.5 million, an increase in noninterest income of $1.2 million, offset partially by an increase in noninterest expenses of $8.8 million, an increase of $725,000 in the provision for loan losses, and an increase of $750,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a 5% common stock dividend paid in February 2004, increased 27% to $2.70 per common share for the first nine months of 2004 compared to $2.13 for the same period in 2003. Diluted earnings per common share were $2.49 for the first nine months of 2004 and $1.97 for the same period in 2003, an increase of 26%.

Return on Average Assets and Average Equity

Return on average assets, referred to as "ROA," measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2004 was 0.73% as compared to 0.69% for the third quarter of 2003. The ROA for the first nine months of 2004 was 0.74% compared to 0.77% for the same period in 2003.

Return on average equity, referred to as "ROE," indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the third quarter of 2004 was 15.75%, as compared to 13.28% for the third quarter of 2003. The annualized ROE for the first nine months of 2004 was 15.91%, as compared to 14.30% for the first nine months of 2003.


FINANCIAL CONDITION

Securities

During the first nine months of 2004, securities available for sale increased by $18.2 million from $275.4 million at December 31, 2003 to $293.6 million at September 30, 2004. This resulted from the purchase of $105.1 million in securities, partially offset by $85.5 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt securities. The duration of the securities available for sale portfolio was 3.5 years at September 30, 2004 and 3.9 years at December 31, 2003 with a weighted average yield of 4.87% at September 30, 2004 and 4.55% at December 31, 2003.

During the first nine months of 2004, securities held to maturity decreased by $6.4 million. During this period, we purchased $25.0 million in securities, offset by principal repayments of $31.3 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.8 years at September 30, 2004 and 5.9 years at December 31, 2003 with a weighted average yield of 5.54% at September 30, 2004 and 5.43% at December 31, 2003.

Total securities aggregated $487.0 million at September 30, 2004, and represented 40% of total assets.

The average yield on the combined securities portfolio for the first nine months of 2004 was 4.96% as compared to 4.80% for the similar period of 2003.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which we intend to sell and reinvest in higher yielding loans and securities. The Bank sells its student loans during the first quarter of each year. At the present time, the Bank's residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or, due to a customer request, we agree not to sell the loan. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2003 and September 30, 2004, none of the residential mortgage loans held for sale were past due or impaired. During the first nine months of 2004, total loans held for sale increased approximately $1.4 million, from $9.2 million at December 31, 2003 to $10.6 million at September 30, 2004. At December 31, 2003, loans held for sale were comprised of $6.3 million of student loans and $2.9 million of residential mortgages compared to $6.6 million of student loans and $4.0 million of residential loans at September 30, 2004. The change was the result of the sale of $7.0 million of student loans and the sale of $51.2 million of residential loans, offset by originations of $59.6 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2003 and September 30, 2004.

Loans Receivable

During the first nine months of 2004, total gross loans receivable increased by $142.3 million from $475.9 million at December 31, 2003, to $618.3 million at September 30, 2004. The majority of the growth was in commercial real estate loans, commercial business loans, lines of credit, and installment loans. Loans receivable represented 55% of total deposits and 51% of total assets at September 30, 2004, as compared to 53% and 45%, respectively, at December 31, 2003.

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at September 30, 2004, were $2.5 million, or 0.20%, of total assets as compared to $1.4 million, or 0.13%, of total assets at December 31, 2003. Foreclosed real estate totaled $805,000 at September 30, 2004 and $236,000 at December 31, 2003. The commercial nonaccrual loan category showed the largest increase from December 31, 2003 to September 30, 2004. At December 31, 2003, Commercial nonaccrual loans were comprised of four loans ranging from $25,000 to $42,000 per loan. At September 30, 2004, five loans were in the nonaccrual commercial category, which include two loans over $300,000. Despite these increases, our overall asset quality, as measured in terms of non-performing assets total assets, coverage ratios and non-performing assets to stockholders' equity, remains strong. Loans past due 90 days or more and still accruing as of September 30, 2004 consisted of a consumer loan and a residential mortgage. This amount was $385,000 at December 31, 2003 (consisting of four commercial loans and four consumer loans) and $707,000 at September 30, 2003 (consisting of one real estate loan, one commercial loan and six consumer loans.)


The summary table below presents information regarding non-performing loans and assets as of September 30, 2004 and 2003 and December 31, 2003.


                         Non-performing Loans and Assets
----------------------------------------------------- ------------------ -------------- -----------------
(dollars in thousands)                                  September 30,    December 31,     September 30,
                                                            2004             2003             2003
----------------------------------------------------- ------------------ -------------- -----------------
Nonaccrual loans:
Commercial                                              $           693  $         143   $           214
Consumer                                                             36             68               108
Real estate:
    Construction                                                    159            159                 0
    Mortgage                                                        476            417               195
----------------------------------------------------- ------------------ -------------- -----------------
       Total nonaccrual loans                                     1,364            787               517
Loans past due 90 days or more and still accruing                    52            385               707
Renegotiated  loans                                                 228              0                 0
...................................................... .................. .............. .................
       Total non-performing loans                                 1,644          1,172             1,224
Foreclosed real estate                                              805            236               238
----------------------------------------------------- ------------------ -------------- -----------------
       Total non-performing assets                      $         2,449  $       1,408   $         1,462
===================================================== ================== ============== =================
Non-performing loans to total loans                               0.27%          0.25%             0.28%
Non-performing assets to total assets                             0.20%          0.13%             0.15%

Interest income received on nonaccrual loans                        $45            $37               $31
Interest income that would have been recorded
  under the original terms of the loans                             $47            $45               $28
Non-performing loan coverage                                        436%           513%              472%
Non-performing assets/capital reserves                                4%             2%                3%
----------------------------------------------------- ------------------ -------------- -----------------


Nonaccrual commercial loans were comprised of five loans at September 30, 2004. Management's Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

Additional loans of $6.0 million, considered by our internal loan review department as potential problem loans at September 30, 2004, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Potential problem loans were $10.1 million at December 31, 2003.


The following table sets forth information regarding the Company's provision and allowance for loan losses.


                                              Allowance for Loan Losses
----------------------------------------------------------- ----------------- ---------------- ----------------
(dollars in thousands)                                        Nine Months                        Nine Months
                                                                 Ending         Year Ending        Ending
                                                             September 30,     December 31,     September 30,
                                                                  2004             2003             2003
----------------------------------------------------------- ----------------- ---------------- ----------------
Balance at beginning of period                                 $  6,007            $ 5,146          $    5,146
Provisions charged to operating expenses                          1,925              1,695               1,200
----------------------------------------------------------- ----------------- ---------------- ----------------
                                                                  7,932              6,841               6,346
............................................................ ................. ................ ................
Recoveries of loans previously charged-off:
    Commercial                                                       41                 66                  28
    Consumer                                                        102                 85                  82
    Real estate                                                       4                115                 115
----------------------------------------------------------- ----------------- ---------------- ----------------
Total recoveries                                                    147                266                 225
............................................................ ................. ................ ................
Loans charged-off:
    Commercial                                                     (502)              (483)               (323)
    Consumer                                                       (281)              (331)               (184)
    Real estate                                                    (121)              (286)               (287)
----------------------------------------------------------- ----------------- ---------------- ----------------
Total charged-off                                                  (904)            (1,100)               (794)
----------------------------------------------------------- ----------------- ---------------- ----------------
Net charge-offs                                                    (757)              (834)               (569)
----------------------------------------------------------- ----------------- ---------------- ----------------
Balance at end of period                                      $   7,175            $ 6,007          $    5,777
=========================================================== ================= ================ ================
Net charge-offs as a percentage of
   Average loans outstanding                                       0.13%              0.20%               0.14%
Allowance for loan losses as a percentage of
   Period-end loans                                                1.16%              1.26%               1.33%
----------------------------------------------------------- ----------------- ---------------- ----------------



Premises and Equipment

During the first nine months of 2004, premises and equipment increased by $3.5 million, or 9%, from $38.2 million at December 31, 2003 to $41.7 million at September 30, 2004. The increase was a result of leasehold improvements and furniture and equipment purchases necessary for additions to staff and replacing certain fixed assets partially offset by the provision for depreciation and amortization.


Other Assets

During the first nine months of 2004, other assets decreased by $6.9 million from $16.5 million at December 31, 2003, to $9.6 million at September 30, 2004. The change was the result of the sale of committed securities included as other assets at December 31, 2003, with a fair market value of $9.2 million. The proceeds from the sale were received in the first quarter of 2004.


Deposits

Total deposits at September 30, 2004 were $1.12 billion, up $218.4 million, or 24%, over total deposits of $906.5 million at December 31, 2003. Core deposits (total deposits less public fund time deposits) averaged $919.8 million at September 30, 2004 up $190.0 million, or 26%, over average core deposits at September 30, 2003. The average balances and weighted average rates paid on deposits for the first nine months of 2004 and 2003 are presented in the following table.


                                                    Nine months Ended September 30,
                                                    2004                      2003
----------------------------------------- ------------------------- --------------------------
                                            Average      Average      Average       Average
(dollars in thousands)                      Balance       Rate        Balance        Rate
----------------------------------------- ------------ ------------ ------------- ------------
Demand deposits:
    Noninterest-bearing                   $   176,788               $    138,548
    Interest-bearing (money                   314,445      1.00%         227,754      0.91%
market                and checking)
Savings                                       267,187      0.94          232,059      1.06
Time deposits                                 209,212      2.24          179,864      3.26
----------------------------------------- ------------ ------------ ------------- ------------
Total deposits                            $   967,632               $    778,255
----------------------------------------- ------------ ------------ ------------- ------------



Short-Term Borrowings

Short-term borrowings totaled $0 as of September 30, 2004 compared to $79.0 million at December 31, 2003. The average rate paid on the short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, was 1.34% during the first nine months of 2004, compared to an average rate of 1.17% during the first nine months of 2003.

Beginning in the fourth quarter of 2003, we undertook an earnings strategy to utilize short-term borrowings in an effort to increase the level of interest earning assets and thus generate a higher level of net interest income. The additional net interest income earned was used to offset the expenses associated with opening five new stores between June 2003 and December 2003. The borrowed funds were reinvested into short and medium term investment securities, mainly mortgage-backed securities.

We continued to utilize short-term borrowings during the first nine months of 2004 due to our strong loan growth from December 31, 2003 to September 30, 2004. During the third quarter of 2004, we used a portion of our deposit growth as well as cash flows from the loan and investment portfolios to reduce the level of short-term borrowings to $0.

Long-Term Debt

As a result of the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," we deconsolidated our wholly-owned subsidiaries, Commerce Capital Harrisburg Trust I and Commerce Capital Harrisburg Trust II, referred to as the "Trusts", from our consolidated financial statements as of March 31, 2004. We have not restated prior periods. The impact of this deconsolidation was to increase our junior subordinated debentures by $13.6 million and reduce our trust capital securities line item by $13.0 million that had represented the trust preferred securities of the Trusts. Our equity interest in the trust subsidiaries of $600,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of September 30, 2004. For regulatory reporting purposes, the FRB has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. The adoption of FIN 46 did not have an impact on our results of operations or liquidity.

Stockholders' Equity and Capital Adequacy

At September 30, 2004, stockholders' equity totaled $61.9 million, up 24% over stockholders' equity of $49.7 million at December 31, 2003. Stockholders' equity at September 30, 2004 included $257,000 of gross unrealized gains, net of income taxes, on securities available for sale. Excluding these unrealized gains, gross stockholders' equity increased by $12.4 million from $49.2 million at December 31, 2003, to $61.6 million at September 30, 2004 due to retained net income and the proceeds from the sale of stock in conjunction with the private placement of $4.6 million and sales under our stock option and stock purchase plans.

On June 15, 2000, we issued $5.0 million of 11.00% Trust Capital Securities to Commerce Bancorp, Inc. ("Commerce of New Jersey") through Commerce Harrisburg Capital Trust I. Proceeds of this offering were down streamed to the Bank to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

On September 28, 2001, we issued $8.0 million of 10.00% Trust Capital Securities to Commerce of New Jersey through Commerce Harrisburg Capital Trust II. Proceeds of this offering were down streamed to the Bank to be used for additional capitalization purposes. All $8.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

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


The following table provides a comparison of the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:


------------------------------------ ---------------- ----------------- ----------------------------- -----------------------
                                                                                    For                  Minimum For Well
                                      September 30,     December 31,       Adequately Capitalized          Capitalized
                                           2004             2003                Requirements               Requirements
------------------------------------ ---------------- ----------------- ----------------------------- -----------------------

Risk-Based Capital Ratios:
         Tier 1                            9.34%              9.49%                  4.00%                       6.00%
         Total                            10.24              10.42                   8.00                       10.00
         Leverage ratio                    6.19               6.14               3.00 - 4.00                     5.00
         (to average assets)
------------------------------------ ---------------- ----------------- ----------------------------- -----------------------


The consolidated capital ratios of Pennsylvania Commerce at September 30, 2004 are as follows: our leverage ratio was 6.21%, our ratio of Tier 1 capital to risk-weighted assets was 9.36%, and our ratio of total capital to risk-weighted assets was 10.26%. At September 30, 2004, the Bank met the definition of a "well capitalized" institution.

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

Our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of our asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. Our Asset/Liability Committee, referred to as "ALCO", is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Our board of directors reviews the guidelines established by ALCO.

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

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 100 basis point scenario is within 12% of net income in a flat rate scenario in the first year and 18% using a two year planning window. Net income in the flat rate scenario is projected to increase by approximately 25% per year. At September 30, 2004, our income simulation model indicates net income would be lower by 0.8 % in the first year and lower by 5.9% over a two-year time frame, if rates decreased 100 basis points as compared to higher by 2.5% and lower by 2.2%, respectively, at September 30, 2003. The model projects that net income would be lower by 3.3% and higher by 1.1% in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to lower by 1.3% and higher by 10.1%, respectively, at September 2003. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all of our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At September 30, 2004, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 basis point or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are relatively insensitive to changes in interest rates and have significant longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model September 30, 2004 provide an accurate assessment of our interest rate risk.


Liquidity

The objective of liquidity management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits on demand at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. Our ALCO is responsible for implementing the policies and guidelines of our board governing liquidity.

Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the availability and maintenance of a strong base of core customer deposits; maturing short-term assets; the ability to sell marketable securities; short-term borrowings and access to capital markets.

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a monthly basis, a comprehensive liquidity analysis is reviewed by our board of directors. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

The Consolidated Statements of Cash Flows provide additional information on our sources and uses of funds. From a funding standpoint, we have been able to rely over the years on a stable base of strong "core" deposit growth. We generated $18.5 million in cash from operating activities during the first nine months of 2004 versus $9.0 million for the first nine of 2003, mainly due to a combination of higher net income and an increase in other assets. Investing activities resulted in a net cash outflow of $160.5 million for the first nine months of 2004 compared to $168.8 million for the same period in 2003. Financing activities resulted in a net inflow of $145.2 million in 2004 compared to $168.5 million in the first nine months of 2003. Funds from net deposit growth of $218.4 million, offset by a $79.0 million reduction of short-term borrowings, resulted in a net inflow of
139.4 million in 2004 as compared to the net deposit growth of $167.7 million in 2003. Proceeds from the issuance of 100,000 shares of common stock in connection with the private placement totaled $4.6 million in additional sources of funds in 2004.

At September 30, 2004, liquid assets (defined as cash and cash due from banks, short-term investments, mortgages available for sale, securities available for sale, and non-mortgage-backed securities held to maturity due in one year or less) totaled $338.5 million, or 28% of total assets. This compares to $320.8 million, or 31% of total assets, at December 31, 2003.

The Company's investment portfolio consists mainly of mortgage-backed securities, which do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase.

The Company and the Bank's liquidity are managed separately. On an unconsolidated basis, the principal source of our revenue is dividends paid to the company by the Bank. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Company. The Company's net cash outflows consist principally of interest on the trust-preferred securities, dividends on the preferred stock and unallocated corporate expenses.

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 2004, our total potential liquidity through these secondary sources was $481 million of which all was currently available, as compared to $270 million at December 31, 2003 of which $191 million was available.

Subject to regulatory approvals, we are targeting to open approximately three to six new stores in each of the next five years. The cost to construct and furnish a new store will be approximately $1.7 million, excluding the cost to lease or purchase the land on which the store is located. To accommodate our growth and perpetuate our culture we plan to construct a new headquarters, operations and training center in Harrisburg, which we expect to open in 2005. The anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg will be between $15.0 and $18.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk principally includes interest rate risk, which is discussed above. The information presented in the Interest Rate Sensitivity subsection of Part I, Item 2 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated by reference into this Item 3. Our net interest margin has remained fairly stable. Our net interest margin for the first nine months of 2004 was 4.33%, an increase of 15 basis points over 4.18% for the first nine months of 2003.

At September 30, 2004, we had 97% of our deposits in accounts which we consider core deposits. These accounts, which have a relatively low cost of deposits, have historically contributed significantly to the net interest margin.

Item 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

During the quarter ended September 30, 2004, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 29, 2004, the Company entered into and consummated a Stock Purchase Agreement with Commerce Bancorp, Inc., ("Commerce of New Jersey"). Pursuant to the Stock Purchase Agreement, Commerce of New Jersey purchased 100,000 shares of unregistered common stock of the Company (the "Stock") for a per share price of $45.666 and an aggregate price of $4,566,600. Pursuant to the Stock Purchase Agreement, the per share price was equal to the average of the closing sale prices of the Company's common stock on the NASDAQ SmallCap Market for the five trading day period (i.e. dates in which trades occurred) ending on September 28, 2004.

In connection with the Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Commerce of New Jersey whereby the Company granted Commerce of New Jersey "demand" and "piggy-back" registration rights with respect to the Stock. Commerce of New Jersey may exercise its "demand" right at any time from and after March 29, 2005 by providing the Company with a written request that the Company file a registration statement covering the Stock. Commerce of New Jersey may only exercise this "demand" right once and this right is subject to certain exceptions. In connection with Commerce of New Jersey's "piggy-back" rights, the Company must notify Commerce of New Jersey in writing at least 15 days prior to the filing of any registration statement for purposes of a public offering of any of the Company's securities (including, but not limited to, registration statements relating to secondary offerings of securities of the Company, but excluding the Company's registration statement on Form S-1 filed with the SEC on August 13, 2004 (File No. 333-118236) and any amendments thereto and registration statements relating to employee benefit plans or with respect to corporate reorganizations or other transactions under Rule 145 of the Securities Act) and the Company must afford Commerce of New Jersey an opportunity to include in such registration statement all or part of the Stock.

Issuance of the Stock to Commerce of New Jersey pursuant to the Stock Purchase Agreement was a private placement transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ending September 30, 2004.

Item 4. Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending September 30, 2004.

Item 5.  Other Information.

No items to report for the quarter ending September 30, 2004.

Item 6.  Exhibits.

4 Registration Rights Agreement dated as of September 29, 2004 between Pennsylvania Commerce Bancorp, Inc. and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

10.1 Amendment No. 2 to Network Agreement by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc. and
        Commerce Bank/Harrisburg, N.A. dated as of September 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

10.2 Stock Purchase Agreement dated as of September 29, 2004, between Pennsylvania Commerce Bancorp, Inc and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

Computation of Net Income Per Share.................................Exhibit 11

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
("Exchange Act")....................................................Exhibit 31.1

Certification  of Chief  Financial  Officer  pursuant to Rules  13a-14(a)  and
15d-14(a) promulgated under the Exchange Act........................Exhibit 31.2

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...................................Exhibit 32

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       PENNSYLVANIA COMMERCE BANCORP, INC.
                                  (Registrant)





        11/15/04                          /s/ Gary L. Nalbandian
-------------------------      -------------------------------------------------
         (Date)                                Gary L. Nalbandian
                                               President/CEO




        11/15/04                             /s/ Mark A. Zody
-------------------------      -------------------------------------------------
         (Date)                           Mark A. Zody Chief
                                          Financial Officer

Exhibit Index



4 Registration Rights Agreement dated as of September 29, 2004 between Pennsylvania Commerce Bancorp, Inc. and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

10.1 Amendment No. 2 to Network Agreement by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc. and
        Commerce Bank/Harrisburg, N.A. dated as of September 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

10.2 Stock Purchase Agreement dated as of September 29, 2004, between Pennsylvania Commerce Bancorp, Inc and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Pennsylvania Commerce Bancorp, Inc. on October 1, 2004).

Computation of Net Income Per Share.................................Exhibit 11

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
("Exchange Act")....................................................Exhibit 31.1

Certification  of Chief  Financial  Officer  pursuant to Rules  13a-14(a)  and
15d-14(a) promulgated under the Exchange Act........................Exhibit 31.2

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...................................Exhibit 32