Form 10-K
period 2004-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2005-03-31
CIK 1085706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to          .
                                                         --------   ---------

                        Commission file number 000-50961
                                               ---------

                      PENNSYLVANIA COMMERCE BANCORP, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                 25-1834776
    -----------------------------------                --------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania        17001-8599
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (717) 975-5630
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                 Name of each exchange on which registered
-------------------------------     ----------------------------------------

-------------------------------     ----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ----   -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as   defined   in   Rule   12b-2   of   the   Act).    Yes      No   X
                                                           -----   -------

         The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company's most recently completed second fiscal quarter, June 30, 2004, was $74,652,419.

         The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of February 28, 2005 was 5,919,515.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part II incorporates certain information by reference from the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the "Annual Report"). Part III incorporates certain information by reference from the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
-----------------



                                        PENNSYLVANIA COMMERCE BANCORP, INC.
                                          FORM 10-K CROSS-REFERENCE INDEX
                                                                                                                Page
Part  I.
   Item 1.       Business..........................................................................................4

   Item 2.       Properties.......................................................................................11

   Item 3.       Legal Proceedings................................................................................11

   Item 4.       Submission of Matters to a Vote of Security Holders..............................................11


Part  II.
   Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and
                 Issuer Purchases of Equity Securities............................................................11

   Item 6.       Selected Financial Data..........................................................................13

   Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............................................................................14
                 (The information required by this item is incorporated by reference from the
                 Company's 2004 Annual Report.)

   Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.......................................14
                 (The information required by this item is incorporated by reference from the
                 Company's 2004 Annual Report.)

   Item 8.       Financial Statements and Supplementary Data......................................................14
                 (The information required by this item is incorporated by
                 reference from the Company's 2004 Annual Report.)

   Item 9.       Changes In and Disagreements with Accountants on Accounting and
                 Financial Disclosure (This item is omitted since it is not applicable.)

   Item 9A.      Controls and Procedures..........................................................................14

   Item 9B.      Other Information (This item is omitted since it is not applicable.)


Part   III.
   Item 10.      Directors and Executive Officers of the Registrant...............................................14

   Item 11.      Executive Compensation...........................................................................15

   Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................15

   Item 13.      Certain Relationships and Related Transactions...................................................15

   Item 14.      Principal Accountant Fees and Services...........................................................15

   Item 15.      Exhibits, Financial Statement Schedules..........................................................15

                 Signatures


Part     I.

Item     1.     Business
------------------------

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

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company's filings with the Securities and Exchange Commission ("SEC").

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

         On November 2, 2004, the Company completed a public offering of 460,000 shares of common stock for a per share price of $49.00 and an aggregate offering price of $22.5 million. The offering was made pursuant to an effective registration statement filed with the SEC. The Company contributed substantially all of the proceeds of the offering to the Bank to increase the Bank's capital level. By increasing the Bank's capital level, the Bank can support branch expansion and growth in customer deposits to fund lending and investment activities.

         As of December 31, 2004, the Company had approximately $1.3 billion in assets, $1.2 billion in deposits, $653 million in total loans (including loans held for sale), and $85 million in stockholders' equity. The Bank is a member of the Federal Reserve System and substantially all of the Bank's deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law. The Company's total revenues (net interest income plus noninterest income) were $57.9 million and the Company recorded $8.6 million in net income for the year ended December 31, 2004.

         On January 28, 2005, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend distributed on February 25, 2005 to stockholders of record on February 10, 2005. Per share data and all other appropriate information for all periods presented have been restated to reflect the stock split.

         The Company's principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011, and its telephone number is (717) 975-5630.

         As of December 31, 2004, the Company had 710 employees, of which 516 were full-time employees. Management believes the Company's relationship with its employees is good.

Commerce Bank/Harrisburg

         The  Company  has  one  reportable  segment,   consisting  of  Commerce
Bank/Harrisburg, N.A., as described in Note 1 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

         On July 13, 1984, Commerce Bank/Harrisburg filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking. On September 7, 1984, the Bank was granted preliminary approval of its application, and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

         On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to "Commerce Bank/Harrisburg, National Association." The Bank's conversion was consummated pursuant to preliminary and conditional approval of the conversion granted by the

Office of the Comptroller of the Currency (OCC) on July 5, 1994 in response to a letter of intent to convert to a national bank filed by the Bank with the OCC on April 6, 1994.

         The Bank provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank's lending and investment activities are funded principally by retail deposits gathered through its retail branch office network.

Service Area

         The Bank offers its lending and depository services from its main office in Camp Hill, Pennsylvania, and its twenty-three full-service branch offices located in Cumberland, Dauphin, York, Berks, and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

         The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, debit card services, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, business lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

         The Bank directs its commercial lending principally toward businesses that require funds within the Bank's legal lending limit, as determined from time to time, and that otherwise do business and/or are depositors with the Bank. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit or to limit the concentration of lending to any individual. In consumer lending, the Bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

         The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Company's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Company plans to open four new branch offices in 2005 and will continue to open multiple branches over the next five years. It has been the Company's experience that each newly opened branch office incurs operating losses during the first 12 to 15 months of operations and becomes profitable thereafter. The Company's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

         The Company is not dependent on any one or more major customers, and its business is not seasonal.

Competitive Business Conditions / Competitive Position

         The Company's current primary service area, the south central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds. Among those institutions, the Bank has a share of approximately 4% of the bank deposits in its market area.

         Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services such as trust services and international banking which the Bank does not directly offer (but which the Bank may offer indirectly through other institutions). Many institutions, by virtue of their greater total capital, can have substantially higher lending limits than the Bank.

         In commercial transactions, the Bank's legal lending limit to a single borrower (approximately $15.8 million as of December 31, 2004) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financing in excess of these limits.

         In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

         In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management's opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions. As of the end of 2004, all participations totaled approximately $11.3 million. Participations are used to more fully service customers whose loan demands exceed the Bank's lending limit.

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

         The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, such as the Company. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief
Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and the regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company's Chief Executive Officer, Chief Financial Officer and principal accounting officer (in addition to the Code of Conduct already in place for all employees of the Company), and meeting NASDAQ's and the SEC's procedural and disclosure requirements.

         In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the Company believes that the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed prudential safeguards on affiliations among banking and nonbanking companies in a holding company organization.

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

         Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated "satisfactory" under the Community Reinvestment Act.

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

         The amount of funds that the Bank may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

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



Available Information

         The Company makes available free of charge under the Investor Relations link on the Company's website, www.commercepc.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov.

Item     2.     Properties
--------------------------

         As of December 31, 2004, the Company owns 12 properties and leases 21 other properties. The properties owned are not subject to any liens, encumbrances, or collateral assignments. The principal office of the Company is leased and located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011. The Bank presently has 24 branch offices located in the following Pennsylvania counties:
Cumberland, Berks, Dauphin, Lebanon, and York.

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
-------------------------------------------------------------------

         There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
---------------------------------------------------------------------------


         Prior to October 13, 2004, shares of Pennsylvania Commerce Bancorp, Inc. common stock were traded on the NASDAQ Small Cap Market under the symbol COBH. The stock currently trades on the NASDAQ National Market under the symbol COBH. The table below sets forth the prices on the NASDAQ Small Cap Market (adjusted for stock dividends) known to us for each full quarterly period within the two most recent fiscal years and through October 12, 2004. The table also includes the prices on the NASDAQ National Market known to us for the period beginning October 13, 2004 through December 31, 2004. As of December 31, 2004, there were approximately 700 holders of record of the Company's common stock.

                                                    Sales Price
          Quarter Ended:                       High               Low
          -------------------------------------------------------------
              December 31, 2004            $   31.50        $    22.00
              September 30, 2004               25.05             21.88
              June 30, 2004                    25.63             23.26
              March 31, 2004                   27.50             23.35
          ------------------------------------------------------------
              December 31, 2003            $   24.29        $    19.75
              September 30, 2003               19.69             17.56
              June 30, 2003                    18.92             16.75
              March 31, 2003                   19.05             16.19
          -------------------------------------------------------------


Dividends and Dividend History

         The Company distributed to stockholders 5% stock dividends in December 1992, and annually from February 1994 through February 2004. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995, and on February 25, 2005. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company's and the Bank's capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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
--------------------------------------



Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data
                                                                                   At or For the
                                                                                Year Ended December 31,

(dollars in thousands, except per share data)             2004            2003             2002            2001            2000
                                                      -----------      -----------      -----------     -----------     -----------
SELECTED BALANCE SHEET DATA:
Total assets                                          $ 1,277,367      $1,051,989       $ 786,598       $ 609,890       $ 480,086
Loans held for sale                                        14,287           9,164          10,514           7,661           5,329
Loans receivable (net)                                    638,496         469,937         363,735         338,130         286,520
Securities available for sale                             314,065         275,400         205,436         104,722          90,633
Securities held to maturity                               209,917         199,863          97,625         103,349          33,812
Federal funds sold                                         12,000               -          44,500           4,300          22,800
Deposits                                                1,160,547         906,527         726,955         561,738         446,583
Short-term borrowings and long-term debt                   13,600          79,000               -               -               -
Trust capital securities                                        -          13,000          13,000          13,000           5,000
Stockholders' equity                                       85,039          49,724          42,812          32,593          26,668

SELECTED INCOME STATEMENT DATA:
Net interest income                                   $    46,585      $   33,890       $  27,701       $  22,054       $  17,477
Provision for loan losses                                   2,646           1,695           1,435           1,469           1,050
Noninterest income                                         11,296           9,990           7,707           6,607           5,362
Noninterest operating expenses                             42,466          32,510          25,428          20,512          16,189
Income before income taxes                                 12,769           9,675           8,545           6,680           5,600
Net income                                                  8,591           6,557           5,674           4,448           3,714

COMMON SHARE DATA:
Net income per share:  Basic                          $      1.75      $     1.44       $    1.29       $    1.07       $    0.90
                       Diluted                               1.63            1.34            1.18            0.97            0.85
Book Value per share                                        14.31           10.62            9.40            7.61            6.33

SELECTED PERFORMANCE RATIOS:
Return on average assets                                     0.73 %          0.74 %          0.81 %          0.82 %          0.88 %
Return on average stockholders' equity                      14.78           14.27           14.86           14.85           16.59
Net interest margin                                          4.28            4.20            4.29            4.40            4.49

SELECTED LIQUIDITY AND CAPITAL RATIOS:
Average loans to average deposits                           57.20 %         52.23 %         56.91 %         63.25 %         65.12 %
Average stockholders' equity to average total assets         4.96            5.22            5.49            5.54            5.29
Risk based capital:    Tier 1                               11.57            9.57           11.16           10.22            9.90
                       Total                                12.49           10.49           12.22           11.78           11.04
                       Leverage Capital                      7.79            6.19            7.00            7.33            6.92

ASSET QUALITY RATIOS:
Net charge-offs to average loans outstanding                 0.14 %          0.20 %          0.23 %          0.21 %          0.06 %
Non-performing loans to total year-end loans                 0.13            0.25            0.45            0.26            0.29
Non-performing assets to total year-end assets               0.11            0.13            0.23            0.15            0.18
Allowance for loan losses to total year-end loans            1.21            1.26            1.40            1.33            1.29
Allowance for loan losses to non-performing loans             916             513             311             519             448


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
----------------------------------------------------------------------------

         The information required by this item is incorporated by reference to pages 24 through 43 in the Company's 2004 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  7A.    Quantitative and Qualitative Disclosures about Market Risk
-----------------------------------------------------------------------

         The information required by this item is incorporated by reference to page 43 in the Company's 2004 Annual Report, which is attached to this Form 10-K as Exhibit 13.


Item  8.     Financial Statements and Supplementary Data
--------------------------------------------------------

         The information required by this item is incorporated by reference to pages 44 through 65 in the Company's 2004 Annual Report, which is attached to this Form 10-K as Exhibit 13.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item  9A.  Controls and Procedures
----------------------------------

         Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item  9B.  Other Information
----------------------------

         None.

Part   III.

Item    10.    Directors and Executive Officers of the Registrant
-----------------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2005. In addition to a Code of Business Conduct and Ethics applicable to all employees, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Both of these codes are posted under the Investor Relations link on the Company's website, www.commercepc.com.

Item     11.    Executive Compensation
--------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2005.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------------------------------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2005.


Item     13.    Certain Relationships and Related Transactions
--------------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2005.


Item      14.   Principal Accountant Fees and Services
------------------------------------------------------

         Information responsive to this item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission before April 29, 2005.


Part    IV.

Item      15.   Exhibits, Financial Statement Schedules.
--------------------------------------------------------

   (a)(1) The following financial statements are incorporated by reference in Part II, Item 8 hereof:


                Consolidated Balance Sheets as of December 31, 2004 and 2003

                Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

                Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

                Notes to Consolidated Financial Statements

                Report of Independent Registered Public Accounting Firm

   (a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

   (a)(3)       List of Exhibits:


         3.1. Articles of Incorporation, of the Company as amended (incorporated by reference to Appendix D to the Company's Registration Statement on Form S-4, filed with the SEC on May 14, 1999).

         3.2. By - Laws, of the Company as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2004).

         4. Registration Rights Agreement dated as of September 29, 2004 between the Company and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 1, 2004)

         10.1.    The Company's 1990 Directors Stock Option Plan*

         10.2. The Company's 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 23, 2004)*

         10.3. Warrant Agreement and Warrant No. 1 of Commerce Bank/Harrisburg dated October 7, 1988 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2000)

         10.4. Amendment No. 1 to the Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30,
                  2000)

         10.5. The Company's 2001 Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 23, 2004)*

         10.6. Amendment No. 1 to Network Agreement, including original Network Agreement, by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc. and Commerce Bank/Harrisburg, N.A. (incorporated by reference from Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2003)

         10.7. Amendment No. 2 to Network Agreement, including original Network Agreement, by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc. and Commerce Bank/Harrisburg, N.A. (incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 1, 2004)

         10.8. Stock Purchase Agreement dated as of September 29, 2004 between Pennsylvania Commerce Bancorp, Inc. and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 1, 2004)


         11.      Calculation of EPS

                  (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company's 2004 Annual Report to Shareholders and is incorporated by reference herein.)

         13. Pennsylvania Commerce Bancorp, Inc. 2004 Annual Report to Shareholders

         21.      Subsidiaries  of the  Company

         23.      Consent of Beard Miller Company LLP.

         31.1     Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)

         31.2     Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)

         32       Section 1350 Certification by CEO and CFO

         99.      Agreement to Furnish Debt Instruments



   (b) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

   (c) Financial Statement Schedules - None required.

-------------
* Denotes a compensatory plan or arrangement
--------------------------------------------

                                   Signatures
                                   -----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pennsylvania Commerce Bancorp, Inc.
                                         (Registrant)

      Date:  March 31, 2005               By     /s/ Gary L. Nalbandian
                                                 -------------------------------
                                                 Gary L. Nalbandian
                                                 Chairman and President

      Date:  March 31, 2005               By     /s/ Mark A. Zody
                                                 -------------------------------
                                                 Mark A. Zody
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)


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

                 Signature                                        Title                               Date
                 ---------                                        -----                               ----

/s/ Gary L. Nalbandian                          Chairman of the Board, President and             March 31, 2005
---------------------------------------------   Director (Principal Executive Officer)
Gary L. Nalbandian

/s/ James R. Adair                              Director                                         March 31, 2005
---------------------------------------------
James R. Adair

/s/ John J. Cardello                                                                             March 31, 2005
---------------------------------------------   Director
John J. Cardello

/s/ Douglas S. Gelder                                                                            March 31, 2005
---------------------------------------------   Director
Douglas S. Gelder

/s/ Alan R. Hassman                             Director                                         March 31, 2005
---------------------------------------------
 Alan R. Hassman

/s/ Howell C. Mette                                                                              March 31, 2005
---------------------------------------------   Director
Howell C. Mette

/s/ Michael A. Serluco                          Director                                         March 31, 2005
---------------------------------------------
Michael A. Serluco

/s/ Samir J. Srouji, M.D.                       Director                                         March 31, 2005
---------------------------------------------
Samir J. Srouji, M.D.
