Form 10-Q
period 2005-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2005-05-16
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to _______

Commission File 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599
(Address of principal executive offices) (zip code)

(717) 975-5630
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
Yes  __     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,941,505 Common shares outstanding at 4/30/05

PENNSYLVANIA COMMERCE BANCORP, INC.

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

		March 31,	December 31,
		2005	2004
	( dollars in thousands, except share amounts)	(unaudited)
Assets	Cash and due from banks	$ 28,314	$ 28,910
	Federal funds sold	0	12,000
	Cash and cash equivalents	28,314	40,910
	Securities, available for sale at fair value	350,630	314,065
	Securities, held to maturity at cost
	(fair value 2005: $236,898; 2004: $210,908 )	238,903	209,917
	Loans, held for sale	12,454	14,287
	Loans receivable, net of allowance for loan losses
	(allowance 2005: $8,352; 2004: $7,847)	681,075	638,496
	Restricted investments in bank stock	7,622	5,716
	Premises and equipment, net	46,380	45,188
	Other assets	11,802	8,788
	Total assets	$ 1,377,180	$ 1,277,367

Liabilities	Deposits :
	Noninterest-bearing	$ 216,587	$ 206,393
	Interest-bearing	956,336	954,154
	Total deposits	1,172,923	1,160,547
	Short-term borrowings and repurchase agreements	100,700	0
	Long-term debt	13,600	13,600
	Other liabilities	4,167	18,181
	Total liabilities	1,291,390	1,192,328
Stockholders'	Preferred stock - Series A noncumulative; $10.00 par value
Equity	1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized;
	issued and outstanding - 2005: 5,924,169; 2004: 5,869,606	5,924	5,870
	Surplus	63,685	62,790
	Retained earnings	18,471	16,030
	Accumulated other comprehensive loss	(2,690)	(51)
	Total stockholders' equity	85,790	85,039
	Total liabilities and stockholders' equity	$ 1,377,180	$ 1,277,367

See accompanying notes.

Index

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

		Three Months
		Ended March 31,
	(dollars in thousands, except per share amounts)	2005	2004

Interest	Loans receivable, including fees :
Income	Taxable	$ 10,407	$ 7,618
	Tax - exempt	75	70
	Securities :
	Taxable	6,591	6,089
	Tax - exempt	105	101
	Federal funds sold	2	0
	Total interest income	17,180	13,878

Interest	Deposits	4,320	2,267
Expense	Short-term borrowings	348	289
	Long-term debt	354	354
	Total interest expense	5,022	2,910
	Net interest income	12,158	10,968
	Provision for loan losses	545	575
	Net interest income after provision for loan losses	11,613	10,393

Noninterest	Service charges and other fees	2,695	2,241
Income	Other operating income	106	90
	Gain on sales of loans	405	255
	Total noninterest income	3,206	2,586

Noninterest	Salaries and employee benefits	5,982	5,369
Expenses	Occupancy	1,232	1,124
	Furniture and equipment	661	548
	Advertising and marketing	506	711
	Data processing	747	611
	Postage and supplies	291	288
	Other	1,728	1,466
	Total noninterest expenses	11,147	10,117
	Income before income taxes	3,672	2,862
	Provision for federal income taxes	1,211	934
	Net income	$ 2,461	$ 1,928
	Net income per common share : Basic	$ 0.41	$ 0.41
	Diluted	0.39	0.38

	Average Common and Common Equivalent Shares Outstanding:
	Basic	5,902	4,603
	Diluted	6,319	5,036

See accompanying notes.

Index

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2003	$400	$2,292	$38,725	$7,758	$549	$49,724
Comprehensive income:
Net income	-	-	-	1,928	-	1,928
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	1,732	1,732
Total comprehensive income (loss)						3,660
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 13,071 shares issued under stock option plans, including tax benefit of $135	-	13	296	-	-	309
Common stock of 90 shares issued under employee stock purchase plan	-	-	4	-	-	4
Proceeds from issuance of 3,881 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	4	182	-	-	186
5 % common stock dividend and cash paid in lieu of fractional shares (362 shares issued)	-	-	231	(239)	-	(8)
March 31, 2004	$400	$2,309	$39,438	$9,427	$2,281	$53,855

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2004	$400	$5,870	$62,790	$16,030	$(51)	$85,039
Comprehensive income:
Net income	-	-	-	2,461	-	2,461
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	(2,639)	(2,639)
Total comprehensive income (loss)						(178)
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 24,000 shares issued under stock option plans, including tax benefit of $387	-	24	689	-	-	713
Common stock of 140 shares issued under employee stock purchase plan	-	-	7	-	-	7
Proceeds from issuance of 6,643 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	6	223	-	-	229
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
March 31, 2005	$400	$5,924	$63,685	$18,471	$(2,690)	$85,790

See accompanying notes .

Index

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

		Three Months Ended March 31,

	( in thousands )	2005	2004
Operating
Activities	Net income	$ 2,461	$ 1,928
	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for loan losses	545	575
	Provision for depreciation and amortization	654	577
	Deferred income taxes	(156)	67
	Amortization of securities premiums and accretion of discounts, net	254	287
	Proceeds from sale of loans	23,959	20,662
	Loans originated for sale	(21,841)	(18,795)
	Gain on sales of loans	(405)	(255)
	Stock granted under stock purchase plan	7	4
	(Increase) decrease in other assets	(992)	8,354
	Increase (decrease) in other liabilities	(14,014)	316
	Net cash provided (used) by operating activities	(9,528)	13,720
Investing
Activities	Securities held to maturity :
	Proceeds from principal repayments and maturities	21,049	4,714
	Purchases	(50,056)	(15,007)
	Securities available for sale :
	Proceeds from principal repayments and maturities	18,689	24,954
	Purchases	(59,485)	(40,143)
	Net (increase) in loans receivable	(43,124)	(37,794)
	Purchases of restricted investments in bank stock	(1,906)	(315)
	Purchases of premises and equipment	(1,846)	(1,086)
	Net cash used by investing activities	(116,679)	(64,677)
Financing
Activities	Net increase in demand deposits, interest checking,
	money market and savings deposits	15,683	7,280
	Net increase (decrease) in time deposits	(3,307)	23,410
	Net increase (decrease) in short-term borrowings	100,700	9,500
	Proceeds from common stock options exercised	326	174
	Proceeds from dividend reinvestment and common stock purchase plans	229	186
	Cash dividends on preferred stock and cash in lieu of fractional shares	(20)	(37)
	Net cash provided by financing activities	113,611	40,513
	Decrease in cash and cash equivalents	(12,596)	(10,444)
	Cash and cash equivalents at beginning of year	40,910	37,715
	Cash and cash equivalents at end of period	$ 28,314	$ 27,271

See accompanying notes .

Index

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with 2005 presentation.

Note 2. STOCK DIVIDENDS AND PER SHARE DATA

On January 28, 2005 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend, paid on February 25, 2005, to stockholders of record on February 10, 2005. Payment of the stock split resulted in the issuance of approximately 2.9 million additional common shares. The effect of the 2-for-1 stock split was recorded as of December 31, 2004. All per share amounts have been retroactively restated from the 12/31/04 financial statements.

Note 3. STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock option awards because the stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company’s common stock at the grant date. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively:  risk-free interest rates of 4.1% and 3.6%; volatility factors of the expected market price of the Company's common stock of .26 and .21; weighted average expected lives of the options of 7.3 and 6.1 years, respectively; and no cash dividends. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for three months ended March 31, 2005 and 2004:

Index

	Three Months
	Ended March 31,
(in thousands)	2005	2004
Net income:
As reported	$2,461	$1,928
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(116)	(187)
Pro-forma	$2,345	$1,741
Reported earnings per share:
Basic	$0.41	$0.41
Diluted	0.39	0.38
Pro-forma earnings per share:
Basic	$0.39	$0.38
Diluted	0.37	0.34

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Note 4. NEW ACCOUNTING STANDARDS

Index

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment," (FAS 123R). FAS 123(R) revised FAS 123 and supersedes APB 25, and its related implementation guidance. FAS 123(R) will require all compensation costs related to share-based payments to be recognized in the income statement (with limited exceptions) based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. The amount of compensation cost will be measured based on the grant-date fair value of the stock-based compensation issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implemention date for FAS 123(R). FAS 123(R) was originally required to be adopted no later than July 1, 2005; however due to the SEC's deferral of the implementation date, the Company must now adopt no later than January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting FAS 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Note 5. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments.  Management does not anticipate any losses as a result of these transactions.

Future Facilities

The Company has purchased the land located at the corner of Friendship Road and TecPort Drive in Swatara Township, Dauphin County, Pennsylvania. The Company is currently constructing a Headquarters/Operations Facility, to be called Commerce Center, on this property to be opened in late 2005 or early 2006.

The Company has purchased the parcel of land at Linglestown and Patton Roads, Harrisburg, Dauphin County, Pennsylvania. The Company plans to construct a full-service branch on this property to be opened in 2006.

Index

Note 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)
	2005	2004
Unrealized holding gains (losses) on available for sale securities occurring during the period	$(3,998)	$2,624

Reclassification adjustment for gains included in net income	0	0

Net unrealized gains (losses)	(3,998)	2,624

Tax effect	1,359	(892)

Other comprehensive income (loss)	$(2,639)	$1,732

Note 7. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $10.4 million of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

Index

EXECUTIVE SUMMARY

During the first quarter of 2005, total deposits increased $12.4 million from $1.16 billion at December 31, 2004 to $1.17 billion at March 31, 2005. The growth in total deposits was due to same store deposit growth of 21%. We measure same store deposit growth as the annual percentage increase in core deposits for store offices open two years or more. As of March 31, 2005, 16 of our 24 stores had been open for two years or more. Our core deposits include all deposits except for public fund time deposits.

During the first three months of 2005 our total net loans (including loans held for sale) increased by $40.7 million from $652.8 million as of December 31, 2004 to $693.5 million at March 31, 2005. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at March 31, 2005 was 59.8%, as compared to 56.9% as of December 31, 2004.

During the first three months of 2005 our total assets grew by $100.0 million from $1.28 billion at December 31, 2004 to $1.38 billion as of March 31, 2005. During this same period, interest earning assets (primarily loans and investments) increased by $106.3 million from $1.18 billion to $1.28 billion. The growth in earning assets was funded by the previously mentioned deposit growth of $12.4 million as well as an increase in short-term borrowings.

Net interest income grew by $1.2 million, or 11%, compared to the first three months of 2004 due to the increased volume in interest earning assets. Total revenues (net interest income plus noninterest income) increased by $1.8 million, or 13%, for the first three months of 2005 compared to the first three months of 2004 and net income increased by 28%, from $1.9 million to $2.5 million. Diluted net income per share increased by 3%, from $0.38 to $0.39.

The 3% increase in diluted net income per share includes the impact of an additional 200,000 (adjusted for the two-for-one stock split) shares issued in September 2004 in connection with a private placement offering as well as an additional 920,000 shares (adjusted for the two-for-one stock split) resulting from our common stock offering during November 2004.

Index

Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend paid on February 25, 2005.

The financial highlights for 2005 compared to 2004 are summarized below:

	March 31, 2005	March 31, 2004	% Change
	(dollars in millions)

Total Assets	$1,377.2	$1,097.2	26%
Total Loans (net)	681.1	507.2	34%
Total Deposits	1,172.9	937.2	25%

	March 31, 2005	March 31, 2004	% Change
	(dollars in millions except per share data)
Total Revenues	$15.4	$13.6	13%
Net Income	2.5	1.9	28%
Net Income Per Share	0.39	0.38	3%

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements for December 31, 2004. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Index

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

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans, and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

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

Index

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended March 31, 2005 discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.20 billion for the first quarter of 2005 as compared to $993.6 million for the same period in 2004. Approximately $165.8 million, or 80%, of this increase was in average loans outstanding and $40.6 million, or 20%, was in average investment securities and federal funds sold. The yield on earning assets for the first quarter of 2005 was 5.77%, an increase of 17 basis points (bps) over the comparable period in 2004. This increase resulted from increased yields on loans receivable, primarily as a result of continued increases in prime lending rate.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $189.9 million and an increase in average noninterest-bearing demand deposits of $37.9 million over the first quarter of 2004, offset by a decrease in average short-term borrowings of $41.8 million. Average interest-bearing liabilities increased from $848.8 million during the first quarter of 2004 to $996.9 million during the first quarter of 2005. Average savings deposits increased $53.0 million over first quarter of 2004, average interest-bearing demand deposits and money market accounts increased by $124.1 million, and average time deposits increased $25.6 million during the quarter as compared to the first quarter one year ago while average public funds deposits decreased $12.8 million.

Index

The average rate paid on interest-bearing liabilities for the first quarter of 2005 was 2.04%, compared to 1.38% for the first quarter of 2004. Our aggregate cost of funding sources was 1.70% for the first quarter of 2005, compared to 1.18% as reported for the prior year. These increases are the result of a much higher short-term interest rate environment during the first quarter of 2005 compared to the first quarter of 2004.

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

Net interest income for the first quarter of 2005 increased by $1.2 million, or 11%, over the same period in 2004. Interest income on earning assets totaled $17.2 million, an increase of $3.3 million, or 24%, over 2004. Interest income on loans outstanding increased by 36% over the first quarter of 2004 and interest income on investment securities increased by 8% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolio. Interest expense increased $2.1 million, or 73%, from $2.9 million in 2004 to $5.0 million in 2005. Interest expense on deposits increased by $2.0 million, or 91%, during the first quarter of 2005 over the first quarter of 2004 and interest expense on short-term borrowings increased by $59,000. This increase was primarily related to the increases in our average level of deposits and an increase in interest rates paid on the deposit balances, offset by a reduction in the average balance of short-term borrowings for the quarter versus the same period in 2004.

During the first quarter of 2005, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate 50 basis points (bps) to 2.75% by the end of the quarter.  The federal funds rate has increased 7 times for a total of 175 bps between June 30, 2004 and March 31, 2005.  As a result, our cost of funds has increased over levels experienced in recent years.  This increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on out interest-earning assets.  For 2005, we expect our continuing ability to grow core deposit balances will produce growth in overall net interest income, despite the flattening yield curve. However, we would not expect to see expansion in the net interest margin until long-term interest rates increase and/or the yield curve steepens.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread was 3.73% during the first quarter of 2005 compared to 4.22% during the same period of the previous year. The net interest margin decreased by 35 basis points from 4.42% for the first quarter 2004 to 4.07% during the first quarter of 2005 as a result of the increased interest rates on deposits and short-term borrowings.

Provision for Loan Losses

We recorded provisions of $545,000 to the allowance for loan losses for the first quarter of 2005 as compared to $575,000 for the first quarter of 2004. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses. Net charge-offs for the first quarter of 2005 were $40,000, or 0.01% of average loans outstanding as compared to $63,000, or 0.01% of average loans for the first quarter of 2004. The allowance for loan losses as a percentage of period-end loans was 1.21% at March 31, 2005 as compared to 1.21% and 1.27% at December 31, 2004 and March 31, 2004, respectively.

From December 31, 2004 to March 31, 2005, total non-performing loans increased from $857,000 to $1.5 million and non-performing assets as a percentage of total assets increased from 0.11% to 0.14%. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Index

Noninterest Income

Noninterest income for the first quarter of 2005 increased by $620,000, or 24%, over the same period in 2004. The increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions and an increase in the gains on the sale of loans.

Noninterest Expenses

For the first quarter of 2005, noninterest expenses increased by $1.0 million, or 10%, over the same period in 2004. Staffing levels, data processing, and other expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Occupancy, furniture and equipment expenses also increased in the first quarter of 2005 over the same period of 2004 as a result of opening a full service store in October 2004. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2005, and March 31, 2004, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $613,000, or 11%, for the first quarter of 2005 over the first quarter of 2004. The increased level of these expenses includes the impact of salary and benefit costs associated with the additional staff for the store opened in 2004, as well as additional lending and support staff to facilitate our growth.

Occupancy expenses totaled $1.2 million for the first quarter of 2005, an increase of $108,000, or 10%, over the first quarter of 2004 while furniture and equipment expenses increased by $113,000, or 21%, to $661,000. The additional store opened in 2004 contributed to the increases in occupancy and furniture and equipment expenses in 2005 over 2004.

Advertising and marketing expenses totaled $506,000 for the three months ended March 31, 2005, a decrease of $205,000, or 29%, from the first quarter of 2004. Advertising and marketing expenses decreased due to the timing of expenses incurred with our Grand Opening celebrations for new stores, which was included in first quarter 2004 expense levels.

Data processing expenses increased by $136,000, or 22%, in the first quarter of 2005 over the three months ended March 31, 2004. The primary increase was due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced.

Postage and supplies expenses of $291,000 were $3,000, or 1%, higher for the first quarter of 2005 than for the three months ended March 31, 2004.

Other noninterest expenses increased by $262,000, or 18%, for the three-month period ended March 31, 2005, as compared to the same period in 2004. Components of the increase include: telecommunication and data line expenses, checkbook printing expenses, customer relations, insurance expense, Pennsylvania shares tax expense, and the provision for other losses and differences.

Index

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gain on sale of investment securities). This ratio equaled 2.5% for the first three months of 2005, compared to 2.8% for the first quarter of 2004. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities). For the quarter ended March 31, 2005, the operating efficiency ratio was 72.6%, compared to 74.6% for the similar period in 2004. Our operating efficiency ratio remains above our peer group primarily due to our aggressive growth expansion activities.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.2 million for the first quarter of 2005 as compared to $934,000 for the same period in 2004. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.0% for the first three months of 2005 and 32.6% for the same period in 2004.

Net Income and Net Income Per Share

Net income for the first quarter of 2005 was $2.5 million, an increase of $533,000, or 28%, over the $1.9 million recorded in the first quarter of 2004. The increase was due to an increase in net interest income of $1.2 million, an increase in noninterest income of $620,000, offset partially by an increase in noninterest expenses of $1.0 million, and an increase of $277,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a two-for-one stock split declared in January 2005, were $0.41 for the first quarter of 2005, compared to $0.41 for the first quarter of 2004. Diluted earnings per common share increased 3% to $0.39 for the first quarter of 2005 compared to $0.38 for the first quarter of 2004 after adjusting for the two-for-one stock split. Earnings per share figures for 2005 include the impact of an additional 920,000 shares (adjusted for the two-for-one stock split) issued during the fourth quarter of 2004 through our public stock offering as well as an additional 200,000 shares (adjusted for the two-for-one stock split) issued during the third quarter of 2004 through a private placement of common stock.

Return on Average Assets and Average Equity

Return on average assets, referred to as “ROA,” measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2005 was 0.78% as compared to 0.73% for the first quarter of 2004. ROA has remained somewhat below the peer group level as a result of our significant expenses incurred over the past two and a half years, during which time we increased our number of stores from 15 to 24.

Return on average equity, referred to as “ROE,” indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the first quarter of 2005 was 11.69%, as compared to 14.87% for the first quarter of 2004. We expect ROE to be slightly impacted during 2005 due to the volume of additional equity capital raised during the fourth quarter of 2004 through the previously mentioned private placement and stock offering.

Index

FINANCIAL CONDITION

Securities

During the first three months of 2005, securities available for sale increased by $36.5 million from $314.1 million at December 31, 2004 to $350.6 million at March 31, 2005. This resulted from the purchase of $59.5 million in securities, partially offset by $18.7 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt securities. The duration of the securities available for sale portfolio was 3.6 years at March 31, 2005 and 3.2 years at December 31, 2004 with a weighted average yield of 4.84% at March 31, 2005 and 4.89% at December 31, 2004.

During the first three months of 2005, securities held to maturity increased by $29.0 million. During this period, we purchased $50.1 million in securities, offset by principal repayments of $21.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.7 years at March 31, 2005 and 5.6 years at December 31, 2004 with a weighted average yield of 5.32% at March 31, 2005 and 5.44% at December 31, 2004.

Total securities aggregated $589.5 million at March 31, 2005, and represented 43% of total assets.

The average yield on the combined securities portfolio for the first three months of 2005 was 5.04% as compared to 5.08% for the similar period of 2004.

Loans Held for Sale

Loans held for sale are comprised of student loans and residential mortgage loans, which we intend to sell and reinvest in higher yielding loans and securities. The Bank sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or, due to a customer request, we agree not to sell the loan. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2004 and March 31, 2005, none of the residential mortgage loans held for sale were past due or impaired. During the first three months of 2005, total loans held for sale decreased approximately $1.8 million, from $14.3 million at December 31, 2004 to $12.5 million at March 31, 2005. At December 31, 2004, loans held for sale were comprised of $9.0 million of student loans and $5.3 million of residential mortgages compared to $4.3 million of student loans, $4.0 million of residential loans, and $4.2 million of commercial loans at March 31, 2005. The change was the result of the sale of $8.5 million of student loans and the sale of $15.2 million of residential loans, offset by originations of $21.8 million in new loans held for sale. Loans held for sale represented 1% of total assets at December 31, 2004 and March 31, 2005.

Loans Receivable

During the first three months of 2005, total gross loans receivable increased by $43.1 million from $646.3 million at December 31, 2004, to $689.4 million at March 31, 2005. The majority of the growth was in commercial real estate loans, commercial business loans, lines of credit, and installment loans. Loans receivable represented 59% of total deposits and 50% of total assets at March 31, 2005, as compared to 56% and 51%, respectively, at December 31, 2004.

Index

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at March 31, 2005, were $1.9 million, or 0.14%, of total assets as compared to $1.4 million, or 0.11%, of total assets at December 31, 2004. Foreclosed real estate totaled $384,000 at March 31, 2005 and $507,000 at December 31, 2004. The commercial nonaccrual loan category showed the largest increase from December 31, 2004 to March 31, 2005. At December 31, 2004, Commercial nonaccrual loans were comprised of one loan with a balance of $308,000. At March 31, 2005, ten loans were in the nonaccrual commercial category ranging from $20,000 to $256,000 per loan. Despite this increase, our overall asset quality, as measured in terms of non-performing assets total assets, coverage ratios and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets as of March 31, 2005 and 2004 and December 31, 2004.

Non-performing Loans and Assets

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans:
Commercial	$859	$308	$104
Consumer	14	11	24
Real estate:
Construction	0	0	159
Mortgage	380	267	1,056
Total nonaccrual loans	1,253	586	1,343
Loans past due 90 days or more and still accruing Renegotiated loans	0 268	0 271	112 0
Total non-performing loans	1,521	857	1,455
Foreclosed real estate	384	507	236
Total non-performing assets	$1,905	$1,364	$1,691
Non-performing loans to total loans	0.22%	0.13%	0.28%
Non-performing assets to total assets	0.14%	0.11%	0.15%
Non-performing loan coverage	549%	916%	448%
Non-performing assets/capital reserves	2%	1%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

Additional loans of $7.1 million, considered by our internal loan review department as potential problem loans at March 31, 2005, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

Index

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)	Three Months Ending March 31, 2005	Year Ending December 31, 2004	Three Months Ending March 31, 2004
Balance at beginning of period	$7,847	$6,007	$6,007
Provisions charged to operating expenses	545	2,646	575
	8,392	8,653	6,582
Recoveries of loans previously charged-off:
Commercial	67	110	27
Consumer	27	113	34
Real estate	0	8	0
Total recoveries	94	231	61
Loans charged-off:
Commercial	(116)	(528)	0
Consumer	(18)	(350)	(121)
Real estate	0	(159)	(3)
Total charged-off	(134)	(1,037)	(124)
Net charge-offs	(40)	(806)	(63)
Balance at end of period	$8,352	$7,847	$6,519
Net charge-offs as a percentage of Average loans outstanding	0.01%	0.14%	0.01%
Allowance for loan losses as a percentage of Period end loans	1.21%	1.21%	1.27%

Premises and Equipment

During the first three months of 2005, premises and equipment increased by $1.2 million, or 3%, from $45.2 million at December 31, 2004 to $46.4 million at March 31, 2005. The increase was a result of leasehold improvements and furniture and equipment purchases necessary for additions to staff, purchase of land and buildings, and replacing certain fixed assets partially offset by the provision for depreciation and amortization.

Other Assets

During the first three months of 2005, other assets increased by $3.0 million from $8.8 million at December 31, 2004, to $11.8 million at March 31, 2005. The change was primarily the result of an increase in accrued interest receivable and deferred taxes.

Deposits

Total deposits at March 31, 2005 were $1.17 billion, up $12.4 million, or 1%, over total deposits of $1.16 billion at December 31, 2004. Core deposits (total deposits less public fund time deposits) averaged $1.1 billion for the quarter ended March 31, 2005 up $238.8 million, or 28%, over average core deposits over the quarter ended March 31, 2004. The average balances and weighted average rates paid on deposits for the first three months of 2005 and 2004 are presented in the following table.

Index

	Three months Ended March 31,
	2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$200,418		$162,541
Interest-bearing (money market and checking)	418,702	1.97%	294,609	0.84%
Savings	302,987	1.22	249,939	0.89
Time deposits	209,842	2.63	197,096	2.24
Total deposits	$1,131,949		$904,185

Short-Term Borrowings

Short-term borrowings totaled $100.7 million as of March 31, 2005 compared to $0 at December 31, 2004. During the first quarter of 2005, the Company pre-funded deposit growth with overnight short-term borrowings through the Federal Home Loan Bank. The proceeds of these borrowings were used to purchase investment securities and lock in higher yields when the yield on the 10 year treasury briefly rose to 4.40% before settling back to its current level of 4.15% as well as to fund strong loan growth. The average rate paid on the short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, was 2.69% during the first three months of 2005, compared to an average rate of 1.22% during the first three months of 2004.

Stockholders’ Equity and Capital Adequacy

At March 31, 2005, stockholders’ equity totaled $85.8 million, up less than 1% over stockholders’ equity of $85.0 million at December 31, 2004. Stockholders’ equity at March 31, 2005 included $2.7 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $3.4 million from $85.1 million at December 31, 2004, to $88.5 million at March 31, 2005 due to retained net income and the proceeds from sales under our stock option and stock purchase plans.

On June 15, 2000, we issued $5.0 million of 11.00% Trust Capital Securities to Commerce Bancorp, Inc. (“Commerce of New Jersey”) through Commerce Harrisburg Capital Trust I. Proceeds of this offering were down streamed to the Bank to be used for additional capitalization purposes. All $5.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

Index

On September 28, 2001, we issued $8.0 million of 10.00% Trust Capital Securities to Commerce of New Jersey through Commerce Harrisburg Capital Trust II. Proceeds of this offering were down streamed to the Bank to be used for additional capitalization purposes. All $8.0 million of the Trust Capital Securities currently qualify as Tier 1 capital for regulatory capital purposes.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

	March 31, 2005	December 31, 2004	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Risk-Based Capital Ratios:
Tier 1	11.17%	11.55%	4.00%	6.00%
Total	12.10	12.48	8.00	10.00
Leverage ratio (to average assets)	7.87	7.78	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce at March 31, 2005 are as follows: our leverage ratio was 7.88%, our ratio of Tier 1 capital to risk-weighted assets was 11.19%, and our ratio of total capital to risk-weighted assets was 12.12%. At March 31, 2005, the Bank met the definition of a “well-capitalized” institution.

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

Our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of our asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. Our Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Our board of directors reviews the guidelines established by ALCO.

Our management believes the simulation of net interest income in different interest rate environments provides a meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

Index

Our income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point increase and a 100 basis point decrease during the next year, with rates remaining constant in the second year.

Our Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 100 basis point scenario is within 12% of net income in a flat rate scenario in the first year and 18% using a two year planning window. At March 31, 2005, our income simulation model indicates net income would be higher by 1.8%, in the first year and lower by 2.5%, or $596.4, over a two-year time frame, if rates decreased 100 basis points as compared to higher by 0.1% and lower by 5.9%, respectively, at March 31, 2004. The model projects that net income would be lower by 4.0%, and higher by 4.1%, in the first year and over a two-year time frame, respectively, if rates increased 200 basis points, as compared to lower by 4.1% and higher by 1.8%, respectively, at March 31, 2004. All of these forecasts are within an acceptable level of interest rate risk per the policies established by ALCO.

As previously mentioned, management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase in rates and a 100 basis point decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At March 31, 2005, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate 200 basis point change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are relatively insensitive to changes in interest rates and have significant longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2005 provide an accurate assessment of our interest rate risk.

Index

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

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a monthly basis, our board of directors reviews a comprehensive liquidity analysis. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

The Consolidated Statements of Cash Flows provide additional information on our sources and uses of funds. From a funding standpoint, we have been able to rely over the years on a stable base of strong “core” deposit growth. We used $9.5 million in cash from operating activities during the first three months of 2005 versus generating $13.7 million during the same period in 2004, mainly due to a decrease in other liabilities and an increase in net income. Investing activities resulted in a net cash outflow of $116.7 million during the first three months of 2005 compared to $64.7 million in 2004. Financing activities resulted in a net inflow of $113.6 million in the first quarter 2005 compared to $40.5 million in 2004.

The Company’s investment portfolio consists mainly of mortgage-backed securities, which do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase.

The Company and the Bank’s liquidity are managed separately. On an unconsolidated basis, the principal source of our revenue is dividends paid to the company by the Bank. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Company. The Company’s net cash outflows consist principally of interest on the trust-preferred securities, dividends on the preferred stock and unallocated corporate expenses.

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2005, our total potential liquidity through these secondary sources was $470.6 million of which $369.9 million was currently available, as compared to $394 million of which all was currently available at December 31, 2004.

Index

Subject to regulatory approvals, we are targeting to open approximately three to six new stores in each of the next five years. The cost to construct and furnish a new store will be approximately $1.7 million, excluding the cost to lease or purchase the land on which the store is located. To accommodate our growth and perpetuate our culture we are currently constructing a new headquarters, operations and training center in Harrisburg, which we expect to open in late 2005 or early 2006. The anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg will be between $15.0 and $18.0 million.

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including the annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); the impact of the rapid growth of the Company; the Company’s dependence on Commerce Bancorp, Inc. to provide various services to the Company; changes in the Company’s allowance for loan losses; effect of terrorists attacks and threats of actual war; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company’s filings with the SEC.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk principally includes interest rate risk, which is discussed previously. The information presented in the Interest Rate Sensitivity subsection of Part I, Item 2 of this Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated by reference into this Item 3. Our net interest margin for the first three months of 2005 was 4.07%, a decrease of 35 basis points from 4.42% for the first three months of 2004.

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company’s periodic reports are being prepared.

During the quarter ended March 31, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending March 31, 2005.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ending March 31, 2005.

Item 4. Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending March 31, 2005.

Index

Item 5. Other Information.

No items to report for the quarter ending March 31, 2005.

Item 6. Exhibits.

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

05/16/05	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

05/16/05	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

Index

Exhibit Index

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002