Form 10-Q
period 2005-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2005-08-15
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes X	No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,953,503 Common shares outstanding at 7/31/05

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
		June 30,	December 31,
		2005	2004
	(dollars in thousands, except share amounts)	(unaudited)
Assets	Cash and due from banks	$38,555	$28,910
	Federal funds sold	0	12,000
	Cash and cash equivalents	38,555	40,910
	Securities, available for sale at fair value	361,702	314,065
	Securities, held to maturity at cost
	(fair value 2005: $247,254; 2004: $210,908 )	245,330	209,917
	Loans, held for sale	10,207	14,287
	Loans receivable, net of allowance for loan losses
	(allowance 2005: $8,573; 2004: $7,847)	713,979	638,496
	Restricted investments in bank stock	10,913	5,716
	Premises and equipment, net	51,131	45,188
	Other assets	18,942	8,788
	Total assets	$1,450,759	$1,277,367
Liabilities	Deposits :
	Noninterest-bearing	$234,309	$206,393
	Interest-bearing	995,152	954,154
	Total deposits	1,229,461	1,160,547
	Short-term borrowings and repurchase agreements	112,700	0
	Long-term debt	13,600	13,600
	Other liabilities	3,947	18,181
	Total liabilities	1,359,708	1,192,328
Stockholders'	Preferred Stock - Series A noncumulative; $10.00 par value
Equity	1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized;
	issued and outstanding - 2005: 5,951,858; 2004: 5,869,606	5,952	5,870
	Surplus	64,296	62,790
	Retained earnings	21,006	16,030
	Accumulated other comprehensive income	(603)	(51)
	Total stockholders' equity	91,051	85,039
	Total liabilities and stockholders' equity	$1,450,759	$1,277,367

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
		Three Months		Six Months
		Ended June 30,		Ended June 30,
	(dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest	Loans receivable, including fees :
Income	Taxable	$11,517	$8,413	$21,924	$16,031
	Tax - exempt	83	73	158	143
	Securities :
	Taxable	7,587	6,248	14,178	12,337
	Tax - exempt	107	100	212	201
	Federal funds sold	0	0	2	0
	Total interest income	19,294	14,834	36,474	28,712
Interest	Deposits	5,195	2,446	9,515	4,713
Expense	Short-term borrowings	889	392	1,237	681
	Long-term debt	355	355	709	709
	Total interest expense	6,439	3,193	11,461	6,103
	Net interest income	12,855	11,641	25,013	22,609
	Provision for loan losses	625	675	1,170	1,250
	Net interest income after provision for loan losses	12,230	10,966	23,843	21,359
Noninterest	Service charges and other fees	3,018	2,517	5,713	4,758
Income	Other operating income	112	94	218	184
	Gain on sale of securities available for sale	186	0	186	0
	Gain on sales of loans	390	105	795	360
	Total noninterest income	3,706	2,716	6,912	5,302
Noninterest	Salaries and employee benefits	6,426	5,377	12,408	10,746
Expenses	Occupancy	1,289	1,090	2,521	2,214
	Furniture and equipment	718	602	1,379	1,150
	Advertising and marketing	737	724	1,243	1,435
	Data processing	908	836	1,655	1,447
	Postage and supplies	309	285	600	573
	Other	1,742	1,535	3,470	3,001
	Total noninterest expenses	12,129	10,449	23,276	20,566
	Income before income taxes	3,807	3,233	7,479	6,095
	Provision for federal income taxes	1,252	1,052	2,463	1,986
	Net income	$2,555	$2,181	$5,016	$4,109
	Net income per common share : Basic	$0.43	$0.47	$0.84	$0.88
	Diluted	0.40	0.43	0.79	0.81
	Average Common and Common Equivalent Shares Outstanding:
	Basic	5,940	4,627	5,921	4,615
	Diluted	6,351	5,044	6,330	5,034

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2003	$400	$2,292	$38,725	$7,758	$549	$49,724
Comprehensive income:
Net income	-	-	-	4,109	-	4,109
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	(3,756)	(3,756)
Total comprehensive income						353
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 24,246 shares issued under stock option plans, including tax benefit of $188	-	25	636	-	-	661
Common stock of 400 shares issued under employee stock purchase plan	-	-	18	-	-	18
Proceeds from issuance of 6,135 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	6	292	-	-	298
5 % common stock dividend and cash paid in lieu of fractional shares (362 shares issued)	-	-	231	(239)	-	(8)
June 30, 2004	$400	$2,323	$39,902	$11,588	$(3,207)	$51,006

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2004	$400	$5,870	$62,790	$16,030	$(51)	$85,039
Comprehensive income:
Net income	-	-	-	5,016	-	5,016
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	(552)	(552)
Total comprehensive income						4,464
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 45,241 shares issued under stock option plans, including tax benefit of $456	-	45	1,110	-	-	1,155
Common stock of 280 shares issued under employee stock purchase plan	-	-	11	-	-	11
Proceeds from issuance of 12,951 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	13	409	-	-	422
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
June 30, 2005	$400	$5,952	$64,296	$21,006	$(603)	$91,051

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
		Six Months Ended June 30,
	( in thousands )	2005	2004
Operating
Activities	Net income	$5,016	$4,109
	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for loan losses	1,170	1,250
	Provision for depreciation and amortization	1,437	1,166
	Deferred income taxes	527	(165)
	Amortization of securities premiums and accretion of discounts, net	579	598
	Net gain on sale of securities available for sale	(186)	0
	Proceeds from sale of loans	48,206	44,437
	Loans originated for sale	(43,639)	(42,747)
	Gain on sales of loans	(795)	(360)
	Stock granted under stock purchase plan	11	18
	(Increase) decrease in other assets	(9,942)	8,985
	Increase (decrease) in other liabilities	(14,234)	825
	Net cash (used by) provided by operating activities	(11,850)	18,116
Investing
Activities	Securities held to maturity :
	Proceeds from principal repayments and maturities	31,188	25,090
	Purchases	(66,654)	(25,033)
	Securities available for sale :
	Proceeds from principal repayments and maturities	43,085	60,298
	Proceeds from sales	7,222	0
	Purchases	(99,119)	(95,059)
	Proceeds from sale of loans receivable	6,634	0
	Net increase in loans receivable	(82,979)	(119,711)
	Purchases of restricted investments in bank stock	(5,197)	(3,278)
	Purchases of premises and equipment	(7,380)	(1,755)
	Net cash used by investing activities	(173,200)	(159,448)
Financing
Activities	Net increase in demand deposits, interest checking,
	money market and savings deposits	68,116	27,111
	Net increase in time deposits	798	44,620
	Net increase in short-term borrowings	112,700	58,443
	Proceeds from common stock options exercised	699	473
	Proceeds from dividend reinvestment and common stock purchase plans	422	298
	Cash dividends on preferred stock and cash in lieu of fractional shares	(40)	(57)
	Net cash provided by financing activities	182,695	130,888
	Decrease in cash and cash equivalents	(2,355)	(10,444)
	Cash and cash equivalents at beginning of year	40,910	37,715
	Cash and cash equivalents at end of period	$38,555	$27,271

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 2005 presentation.

Note 2. STOCK DIVIDENDS AND PER SHARE DATA

On January 28, 2005 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend, paid on February 25, 2005, to stockholders of record on February 10, 2005. Payment of the stock split resulted in the issuance of approximately 2.9 million additional common shares. The effect of the 2-for-1 stock split was recorded as of December 31, 2004. All per share amounts have been retroactively restated from the December 31, 2004 financial statements.

Note 3. STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25). This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock option awards because the stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company’s common stock at the grant date. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively:  risk-free interest rates of 4.1% and 3.6%; volatility factors of the expected market price of the Company's common stock of .26 and .21; weighted average expected lives of the options of 7.3 and 6.1 years, respectively; and no cash dividends. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-option awards for three months ended and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net Income:
As reported	$2,555	$2,181	$5,016	$4,109
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(190)	(310)	(306)	(497)
Pro-forma	$2,365	$1,871	$4,710	$3,612
Reported earnings per share:
Basic	$0.43	$0.47	$0.84	$0.88
Diluted	0.40	0.43	0.79	0.81
Pro-forma earnings per share:
Basic	$0.39	$0.40	$0.79	$0.77
Diluted	0.37	0.37	0.74	0.71

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Note 4. NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment," (FAS 123R). FAS 123(R) revised FAS 123 and supersedes APB 25, and its related implementation guidance. FAS 123(R) will require all compensation costs related to share-based payments to be recognized in the income statement (with limited exceptions) based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. The amount of compensation cost will be measured based on the grant-date fair value of the stock-based compensation issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date for FAS 123(R). FAS 123(R) was originally required to be adopted no later than July 1, 2005; however due to the SEC's deferral of the implementation date, the Company must now adopt no later than January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting FAS 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Future Facilities

The Company has purchased the land located at the corner of Friendship Road and TecPort Drive in Swatara Township, Dauphin County, Pennsylvania. The Company is currently constructing a Headquarters/Operations Facility, to be called Commerce Center, on this property to be opened in early 2006.

The Company has purchased the parcel of land at Linglestown and Patton Roads, Harrisburg, Dauphin County, Pennsylvania. The Company plans to construct a full-service branch on this property to be opened in 2006.

The Company has entered into a land lease for premises located on Lancaster Avenue and Elkins Avenue in Cumru Township, in Berks County, Pennsylvania. The Company is currently constructing a full-service branch office on this land and plans Grand Opening ceremonies for this branch in October 2005.

Note 6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)
	2005	2004	2005	2004
Unrealized holding gains (losses)
on available for sale securities
occurring during the period	$3,348	$(8,315)	$(650)	$(5,691)

Reclassification adjustment for
gains included in net income	186	0	186	0

Net unrealized gains (losses)	3,162	(8,315)	(836)	(5,691)

Tax effect	(1,075)	2,827	284	1,935

Other comprehensive
income (loss)	$2,087	$(5,488)	$(552)	$(3,756)

Note 7. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $15.6 million of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first six months of 2005, total deposits increased $68.9 million from $1.16 billion at December 31, 2004 to $1.23 billion at June 30, 2005. Approximately 40%, or $27.9 million, of this growth was in noninterest bearing demand deposits.

During the first six months of 2005 our total net loans (including loans held for sale) increased by $71.4 million from $652.8 million as of December 31, 2004 to $724.2 million at June 30, 2005. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at June 30, 2005 was 60%, as compared to 57% as of December 31, 2004.

During the first six months of 2005 our total assets grew by $173.4 million from $1.28 billion at December 31, 2004 to $1.45 billion as of June 30, 2005. During this same period, average interest-earning assets (primarily loans and investments) increased by $162.2 million from $1.17 billion to $1.33 billion. The growth in earning assets was funded by the previously mentioned deposit growth of $68.9 million as well as an increase of $112.7 million in short-term borrowings.

Net interest income grew by $1.2 million, or 10%, compared to the second quarter of 2004 due to the increased volume in interest earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $2.2 million, or 15%, for the second quarter of 2005 compared to the second quarter of 2004 and net income increased by 17%, from $2.2 million to $2.6 million. Diluted net income per common share, which decreased 7% for the second quarter of 2005 from 2004, was impacted by a 22% increase in the total shares outstanding as a combined result of our public stock offering in the fourth quarter of 2004 as well as a private placement offering issued during the third quarter of 2004.

Net interest income grew by $2.4 million, or 11%, compared to the first six months of 2004 due to the increased volume in interest earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $4.0 million, or 14%, for the first six months of 2005 compared to the first six months of 2004 and net income increased by 22%, from $4.1 million to $5.0 million. Diluted net income per common share, which decreased 2% for the first six months of 2005 from 2004, was impacted by a 22% increase in the total shares outstanding as a combined result of our public stock offering in the fourth quarter of 2004 as well as a private placement offering issued during the third quarter of 2004.

Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend paid on February 25, 2005.

The financial highlights for 2005 compared to 2004 are summarized below:

	June 30, 2005	June 30, 2004	% Change
	(dollars in millions)

Total Assets	$1,450.8	$1,184.9	22%
Total Loans (net)	714.0	588.4	21%
Total Deposits	1,229.5	978.3	26%

	June 30, 2005	June 30, 2004	% Change
	(dollars in millions except per share data)

Total Revenues	$31.9	$27.9	14%
Net Income	5.0	4.1	22%
Net Income Per Share	0.79	0.81	(2)%

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

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended June 30, 2005 discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.33 billion for the second quarter of 2005 as compared to $1.08 billion for the same period in 2004. Approximately $149.1 million, or 59%, of this increase was in average loans outstanding and $103.9 million, or 41%, was in average investment securities. The yield on earning assets for the second quarter of 2005 was 5.82%, an increase of 28 basis points (bps) over the comparable period in 2004. This increase resulted from increased yields on loans receivable, primarily as a result of continued increases in prime lending rate.

The growth in interest earning assets was funded primarily by an increase in the average balance of interest-bearing deposits of $206.0 million and an increase in average noninterest-bearing demand deposits of $37.4 million over the second quarter of 2004, offset by a decrease in average short-term borrowings of $13.4 million. Average interest-bearing liabilities increased from $921.1 million during the second quarter of 2004 to $1.11 billion during the second quarter of 2005. Average savings deposits increased $52.4 million over second quarter of 2004, average retail and public fund interest-bearing demand deposits and money market accounts increased by $156.6 million, and average time deposits increased $10.3 million as compared to the second quarter one year ago while average public funds time deposits decreased $13.3 million.

The average rate paid on interest-bearing liabilities for the second quarter of 2005 was 2.32%, compared to 1.39% for the second quarter of 2004. Our aggregate cost of funding sources was 1.94% for the second quarter of 2005, compared to 1.19% as reported for the prior year. These increases are the result of a much higher short-term interest rate environment during the second quarter of 2005 compared to the second quarter of 2004.

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

Net interest income for the second quarter of 2005 increased by $1.2 million, or 10%, over the same period in 2004. Interest income on earning assets totaled $19.3 million, an increase of $4.5 million, or 30%, over 2004. Interest income on loans outstanding increased by 37% over the second quarter of 2004 and interest income on investment securities increased by 21% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense increased $3.2 million, or 102%, from $3.2 million in 2004 to $6.4 million in 2005. Interest expense on deposits increased by $2.7 million, or 112%, during the second quarter of 2005 over the second quarter of 2004 and interest expense on short-term borrowings increased by $497,000. This increase was primarily related to the increases in our average level of deposits and an increase in interest rates paid on the deposit balances, offset by a reduction in the average balance of short-term borrowings for the quarter versus the same period in 2004.

For the six months ended June 30, 2005, interest income increased by $7.8 million, or 27%, over the same period in 2004. Interest income on loans outstanding increased by 37% over the first six months of 2004 and interest income on investment securities increased by 15% over the same period. Interest expense for the first six months of 2005 totaled $11.5 million, up $5.4 million or 88%, over total interest expense for the first six months of 2004. This increase was primarily related to a much higher short-term interest rate environment during the first half of 2005 compared to the similar period in 2004. Net interest income for the first six months of 2005 increased by $2.4 million, or 11%, over the same period in 2004.

During the second quarter of 2005, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate 50 basis points (bps) to 3.25% by the end of the quarter.  The federal funds rate has increased 9 times for a total of 225 bps from June 2004 through June 30, 2005.  As a result, our cost of funds has increased over levels experienced in recent years. This increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets.  For the remainder of 2005, we expect our continuing ability to grow core deposit balances will produce growth in overall net interest income, despite the flattening yield curve. However, we would not expect to see expansion in the net interest margin until long-term interest rates increase and/or the yield curve steepens.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread was 3.50% during the second quarter of 2005 compared to 4.15% during the same period of the previous year. The net interest margin decreased by 47 basis points from 4.35% for the second quarter 2004 to 3.88% during the second quarter of 2005 as a result of the increased cost of funding sources and the flattening yield curve.

Provision for Loan Losses

We recorded provisions of $625,000 to the allowance for loan losses for the second quarter of 2005 as compared to $675,000 for the second quarter of 2004. The total provisions for loan losses were $1.2 million and $1.3 million for the first six months of 2005 and 2004, respectively. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses. Net charge-offs for the first six months of 2005 were $444,000, or 0.06%, of average loans outstanding as compared to $238,000, or 0.04%, of average loans for the same period of 2004. The allowance for loan losses as a percentage of period-end loans was 1.19% at June 30, 2005 as compared to 1.21% and 1.18% at December 31, 2004 and June 30, 2004, respectively.

From December 31, 2004 to June 30, 2005, total non-performing loans increased from $857,000 to $1.3 million and non-performing assets as a percentage of total assets remained constant at 0.11% for both period ends. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the second quarter of 2005 increased by $990,000, or 36%, over the same period in 2004. The majority of the increase is attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions and an increase in the gains on the sale of loans. Other increases in noninterest income for the quarter relate to $186,000 gain on sale of securities and $189,000 gain on sale on small business administration loans.

Included in noninterest income for the first six months of 2005 is income of $124,000, as a result of the gain on the sale of student loans. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. Included in noninterest income for the first six months of 2004 is income of $119,000 as a result of a gain on the sale of student loans. For the first six months of 2005, the Company had $186,000 gain on sale of securities and $308,000 gain on the sale of Small Business Administration (SBA) loans. The Company did not sell securities or SBA loans during the second quarter of 2004. Excluding these transactions, noninterest income for the first six months of 2005 totaled $6.3 million as compared to $5.2 million for the first half of 2004, an increase of 21%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the second quarter of 2005, noninterest expenses increased by $1.7 million, or 16%, over the same period in 2004. Staffing levels, data processing, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Occupancy, furniture and equipment expenses also increased in 2005 over 2004 as a result of opening additional full service stores in October 2004 and April 2005, respectively. Staffing and occupancy expenses are also incurred prior to store openings, most of which are salary and training costs of new employees. Staffing expenses for the second quarter of 2005 include those employees hired for the two stores planned for opening during the third quarter of 2005. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2005, and June 30, 2004, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.0 million, or 20%, for the second quarter of 2005 over the second quarter of 2004. The increased level of these expenses includes the impact of salary and benefit costs associated with the additional staff for the stores opened in October 2004 and April 2005, as well as additional lending and retail staff to facilitate our growth.

Occupancy expenses totaled $1.3 million for the second quarter of 2005, an increase of $199,000, or 18%, over the second quarter of 2004 while furniture and equipment expenses increased by $116,000, or 19%, to $718,000. The additional stores opened in 2004 and 2005 contributed to the increases in occupancy and furniture and equipment expenses in 2005 over 2004. Also included in the increase is land rent expense for future stores.

Advertising and marketing expenses totaled $737,000 for the three months ended June 30, 2005, an increase of $13,000, or 2%, over the second quarter of 2004. Advertising and marketing expenses for the second quarter of 2005 include costs associated with a new store Grand Opening while normal recurring marketing expenses for the quarter were somewhat lower than the same period in 2004.

Data processing expenses increased by $72,000, or 9%, in the second quarter of 2005 over the three months ended June 30, 2004. The primary increase was due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced plus the costs associated with additional stores.

Postage and supplies expenses of $309,000 were $24,000, or 8%, higher for the second quarter of 2005 than for the three months ended June 30, 2004. The increase was attributed to the increase in teller supplies needed to process higher volumes of transactions.

Other noninterest expenses increased by $207,000, or 13%, for the three-month period ended June 30, 2005, as compared to the same period in 2004. Components of the increase include expenses related to: checkbook printing, travel, customer relations, insurance, compliance with section 404 of Sabanes Oxley Act, and Pennsylvania shares tax.

For the first six months of 2005, total noninterest expenses increased by $2.7 million, or 13%, over the comparable period in 2004. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $1.7 million, or 15%, over the first six months of 2004. The increase was due to additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 531 at June 30, 2004 to 712 at June 30, 2005 including the addition of new staff to operate the new stores opened in October 2004 and April 2005.

Occupancy and furniture and equipment expenses for the first six months of 2005 were $536,000, or 16%, higher for the first six months of 2005 over the similar period in 2004. The majority of the increase is the result of costs associated with the opening of new stores in 2004 and 2005 and the preliminary costs for the future stores opening in the second half of 2005.

Advertising and marketing expenses totaled $1.2 million for the six months ended
June 30, 2005, a decrease of $192,000, or 13%, from the first six months of 2004. This decrease was primarily due to the timing of our Grand Opening celebrations for our new stores. During first quarter 2004, we were marketing the opening of two branches, which occurred in December 2003. We expect a higher level of advertising expense for the second half of 2005 due to three planned Grand Opening celebrations of new stores.

Data processing expenses increased $208,000, or 14%, for the first six months of 2005 as compared to the first six months of 2004. The increase is the result of processing higher volumes of customer transactions plus the costs associated with additional stores.

Postage and supplies expenses of $600,000 were $27,000, or 5%, higher for the first six months of 2005 than for the six months ended June 30, 2004. This was primarily due to increased usage of teller supplies with the increased volume of teller transactions.

Other noninterest expenses for the first six months of 2005 were $3.5 million compared to $3.0 million for the similar period in 2004. Components of the increase include expenses related to the same items as mentioned previously for the second quarter.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gains on the sale of investment securities). This ratio equaled 2.5% for the second quarter 2005, compared to 2.7% for the second quarter of 2004. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities). For the quarter ended June 30, 2005, the operating efficiency ratio was 74.9%, compared to 72.8% for the similar period in 2004. For the six months ended June 30, 2005, this ratio was 74.1%, compared to 73.7% for the first half of 2004. Our operating efficiency ratio remains above our peer group primarily due to our aggressive growth expansion activities.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.3 million for the second quarter of 2005 as compared to $1.1 million for the same period in 2004. For the six months ended June 30, the provision was $2.5 million and $2.0 million for 2005 and 2004, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.9% for the first six months of 2005 and 32.6% for the same period in 2004.

Net Income and Net Income Per Share

Net income for the second quarter of 2005 was $2.6 million, an increase of $374,000, or 17%, over the $2.2 million recorded in the second quarter of 2004. The increase was due to an increase in net interest income of $1.2 million, an increase in noninterest income of $990,000, offset partially by an increase in noninterest expenses of $1.7 million, and an increase of $200,000 in the provision for income taxes.

Net income for the first six months of 2005 was $5.0 million compared to $4.1 million recorded in the first six months of 2004. The increase was due to an increase in net interest income of $2.4 million, an increase in noninterest income of $1.6 million, offset partially by an increase in noninterest expenses of $2.7 million, and an increase of $477,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a two-for-one stock split paid in February 2005, were $0.84 for the six months ended 2005, compared to $0.88 for the six months ended 2004. Diluted earnings per common share decreased 2% to $0.79 for the first half of 2005 compared to $0.81 for the first half of 2004 after adjusting for the two-for-one stock split. Earnings per share figures for 2005 include the impact of an additional 920,000 shares (adjusted for the two-for-one stock split) issued during the fourth quarter of 2004 through our public stock offering as well as an additional 200,000 shares (adjusted for the two-for-one stock split) issued during the third quarter of 2004 through a private placement of common stock.

Return on Average Assets and Average Equity

Return on average assets, referred to as “ROA,” measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2005 was 0.72% as compared to 0.76% for the second quarter of 2004. The ROA for the first six months of 2005 was 0.75% compared to 0.74% for the first half of 2004. ROA has remained somewhat below the peer group level as a result of our significant expenses incurred over the past two and a half years, during which time we increased our number of stores from 15 to 25.

Return on average equity, referred to as “ROE,” indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the second quarter of 2005 was 11.47%, as compared to 17.14% for the second quarter of 2004. The annualized ROE for the first six months of 2005 was 11.58%, as compared to 15.99% for the first six months of 2004. We expect ROE to be slightly impacted during 2005 due to the volume of additional equity capital raised during the fourth quarter of 2004 through the previously mentioned private placement and stock offering.

FINANCIAL CONDITION

Securities

During the first six months of 2005, securities available for sale increased by $47.6 million from $314.1 million at December 31, 2004 to $361.7 million at June 30, 2005. This resulted from the purchase of $99.1 million in securities, partially offset by $43.1 million in principal repayments and the sale of $7.0 million in securities. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, and corporate debt securities. The duration of the securities available for sale portfolio was 2.8 years at June 30, 2005 and 3.2 years at December 31, 2004 with a weighted average yield of 4.86% at June 30, 2005 and 4.89% at December 31, 2004. During the second quarter of 2005, the Company sold $7.0 million of securities from the available for sale portfolio and recognized a pre-tax gain of $186,000 on these sales. There were no sales of securities during the first quarter of 2005.

During the first six months of 2005, securities held to maturity increased by $35.4 million as a result of purchases totaling $66.7 million, offset by principal repayments of $31.2 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.1 years at June 30, 2005 and 5.6 years at December 31, 2004 with a weighted average yield of 5.33% at June 30, 2005 and 5.44% at December 31, 2004.

Total securities aggregated $607.0 million at June 30, 2005, and represented 42% of total assets.

The average yield on the combined securities portfolio for the first six months of 2005 was 5.04% as compared to 5.03% for the similar period of 2004.

Loans Held for Sale

Loans held for sale are comprised of student loans, residential mortgage loans, and small business administration loans, which we intend to sell and reinvest in higher yielding loans and securities. The Bank sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or, due to a customer request; we agree not to sell the loan. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2004 and June 30, 2005, none of the residential mortgage loans held for sale were past due or impaired. Small Business Administration loans are held in the Company’s loan’s receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. During the first six months of 2005, total loans held for sale decreased approximately $4.1 million, from $14.3 million at December 31, 2004 to $10.2 million at June 30, 2005. At December 31, 2004, loans held for sale were comprised of $9.0 million of student loans and $5.3 million of residential mortgages as compared to $4.5 million of student loans, $5.3 million of residential loans, and $370,000 of commercial loans at June 30, 2005. The change was the result of the sale of $8.5 million of student loans, $6.3 million of commercial loans, and $39.3 million of residential loans, offset by originations of $50.0 million in new loans held for sale. Loans held for sale represented approximately 1% of total assets at December 31, 2004 and June 30, 2005.

Loans Receivable

During the first six months of 2005, total gross loans receivable increased by $76.2 million from $646.3 million at December 31, 2004, to $722.5 million at June 30, 2005. The majority of the growth was in commercial real estate loans, commercial business loans, lines of credit, and installment loans. Loans receivable represented 59% of total deposits and 50% of total assets at June 30, 2005, as compared to 56% and 51%, respectively, at December 31, 2004. The composition of the Company’s loan portfolio is as follows:

(in thousands)	06/30/2005	% of Total	06/30/2004	% of Total	$ Increase	% Increase
Commercial	$204,812	28%	$158,364	27%	$46,448	29%
Consumer	131,290	18	88,443	15	42,847	48
Commercial Real Estate	298,373	42	264,511	44	33,862	13
Residential	88,077	12	84,099	14	3,978	5
Gross Loans	722,552	100%	595,417	100%	127,135	21%
Less: Reserves	(8,573)		(7,019)		(1,554)
Net Loans	$713,979		$588,398		$125,581	21%

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at June 30, 2005, were $1.6 million, or 0.11%, of total assets as compared to $1.4 million, or 0.11%, of total assets at December 31, 2004. Foreclosed real estate totaled $258,000 at June 30, 2005 and $507,000 at December 31, 2004. At December 31, 2004, commercial business nonaccrual loans were comprised of one loan with a balance of $308,000. At June 30, 2005, eleven loans were in the nonaccrual commercial categories ranging from $10,000 to $199,000 per loan. Overall, our asset quality, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets as of June 30, 2005 and 2004 and December 31, 2004.

Non-performing Loans and Assets
(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans:
Commercial	$479	$308	$74
Consumer	35	11	41
Real estate:
Construction	0	0	159
Mortgage	601	267	525
Total nonaccrual loans	1,115	586	799
Loans past due 90 days or more and still accruing Renegotiated loans	193 0	0 271	22 0
Total non-performing loans	1,308	857	821
Foreclosed real estate	258	507	464
Total non-performing assets	$1,566	$1,364	$1,285
Non-performing loans to total loans	0.18%	0.13%	0.14%
Non-performing assets to total assets	0.11%	0.11%	0.11%
Non-performing loan coverage	655%	916%	855%
Non-performing assets/capital reserves	2%	1%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

Additional loans of $7.2 million, considered by our internal loan review department as potential problem loans at June 30, 2005, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)	Six Months Ending June 30, 2005	Year Ending December 31, 2004	Six Months Ending June 30, 2004
Balance at beginning of period	$7,847	$6,007	$6,007
Provisions charged to operating expenses	1,170	2,646	1,250
	9,017	8,653	7,257
Recoveries of loans previously charged-off:
Commercial	164	110	36
Consumer	41	113	96
Real estate	0	8	0
Total recoveries	205	231	132
Loans charged-off:
Commercial	(563)	(528)	(30)
Consumer	(79)	(350)	(223)
Real estate	(7)	(159)	(117)
Total charged-off	(649)	(1,037)	(370)
Net charge-offs	(444)	(806)	(238)
Balance at end of period	$8,573	$7,847	$7,019
Net charge-offs as a percentage of Average loans outstanding	0.06%	0.14%	0.04%
Allowance for loan losses as a percentage of Period-end loans	1.19%	1.21%	1.18%

Premises and Equipment

During the first six months of 2005, premises and equipment increased by $5.9 million, or 13%, from $45.2 million at December 31, 2004 to $51.1 million at June 30, 2005. The work in process costs relating to the new Commerce Center, accounts for $1.8 million of the increase to premises. The additional increase was a result of new store construction, furniture and equipment purchases necessary for our additions to staff, the purchase of land for additional new stores, and replacing certain fixed assets, partially offset by the provision for depreciation and amortization.

Other Assets

During the first six months of 2005, other assets increased by $10.2 million from $8.8 million at December 31, 2004, to $18.9 million at June 30, 2005. The increase was primarily the result of the sale of committed securities included in other assets at June 30, 2005 with a market value of $7.2 million. The proceeds from the sale were subsequently received in the third quarter 2005.

Deposits

Total deposits at June 30, 2005 were $1.23 billion, up $68.9 million, or 6%, over total deposits of $1.16 billion at December 31, 2004. Core deposits (total deposits less public fund time deposits) averaged $1.2 billion for the quarter ended June 30, 2005 up $256.7 million, or 28%, over average core deposits for the quarter ended June 30, 2004. The average balances and weighted average rates paid on deposits for the first six months of 2005 and 2004 are presented in the following table.

	Six months Ended June 30,
	2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$209,312		$171,406
Interest-bearing (money market and checking)	438,748	2.12%	298,273	0.88%
Savings	310,042	1.30	257,466	0.90
Time deposits	210,825	2.78	205,748	2.22
Total deposits	$1,168,927		$932,893

Short-Term Borrowings

Short-term borrowings consist of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, and are used to meet short-term funding needs. At June 30, 2005, short-term borrowings totaled $112.7 million compared to $137.4 million at June 30, 2004 and $0 at December 31, 2004. The average rate paid on the short-term borrowings was 2.98% during the first six months of 2005, compared to an average rate of 1.23% during the first six months of 2004.

Stockholders’ Equity and Capital Adequacy

At June 30, 2005, stockholders’ equity totaled $91.1 million, up 7% over stockholders’ equity of $85.0 million at December 31, 2004. Stockholders’ equity at June 30, 2005 included $603,000 of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $6.6 million from $85.1 million at December 31, 2004, to $91.7 million at June 30, 2005 due to retained net income and the proceeds from sales under our stock option and stock purchase plans.

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

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At June 30, 2005, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

	June 30, 2005	December 31, 2004	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Risk-Based Capital Ratios:
Tier 1	10.83%	11.55%	4.00%	6.00%
Total	11.72	12.48	8.00	10.00
Leverage ratio (to average assets)	7.32	7.78	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce at June 30, 2005 are as follows: our leverage ratio was 7.32%, our ratio of Tier 1 capital to risk-weighted assets was 10.86%, and our ratio of total capital to risk-weighted assets was 11.75%.

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

The following table illustrates the impact on projected net income at June 30, 2005 and 2004 of a plus 200 and minus 100 basis point change in interest rates.

	Basis Point Change
	Plus 200	Minus 100
June 30, 2005:
Twelve Months	(4.1)%	6.7%
Twenty Four Months	(10.8)%	3.3%

June 30, 2004:
Twelve Months	(4.2)%	0.3%
Twenty Four Months	1.2%	(4.6)%

We used many assumptions to calculate the impact of changes in interest rates, including the proportionate shift in rates. Our actual results may not be similar to the projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the interest rate yield curve. Actual results may also differ due to our actions, if any, in response to the changing interest rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 or minus 100 basis point change in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At June 30, 2005, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 basis point change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2005 provide an accurate assessment of our interest rate risk. At June 30, 2005, the average life of our core deposit transaction accounts was 17.3 years.

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

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a quarterly basis, our board of directors reviews a comprehensive liquidity analysis. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

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

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of June 30, 2005, our total potential liquidity through these secondary sources was $537.0 million of which $424.3 million was currently available, as compared to $394 million of which all was currently available at December 31, 2004.

Subject to regulatory approvals, we are targeting to open approximately three to six new stores in each of the next five years. The cost to construct and furnish a new store will be approximately $1.7 million, excluding the cost to lease or purchase the land on which the store is located. To accommodate our growth and perpetuate our culture we are currently constructing a new headquarters, operations and training center in Harrisburg, which we expect to open in early 2006.

The anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg will be between $15.0 and $18.0 million.

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to differ materially from the future results, performance or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Form 10-Q could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company’s filings with the SEC.

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

During the quarter ended June 30, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending June 30, 2005.

Item 3.	Defaults Upon Senior Securities.

No items to report for the quarter ending June 30, 2005.

Item 4.	Submission of Matters to a Vote of Securities Holders.

The Annual Meeting of the Registrant’s Shareholders was held on May 20, 2005. Proxies representing 5,466,579 shares were received (total shares outstanding as of the record date were 5,920,625). The items of business acted upon at the Annual Meeting were (i) the election of 8 directors to serve until the 2006 Annual Meeting; and (ii) approval of the 2006 Employee Stock Option Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i)	Election of directors:

Name of Nominee	For	(Withhold Authority) Against
James R. Adair	5,136,078	330,501
John J. Cardello, CPA	5,252,755	213,824
Douglas S. Gelder	5,244,777	221,802
Alan R. Hassman	5,258,653	207,926
Howell C. Mette	5,252,984	213,595
Gary Nalbandian	5,244,729	221,850
Michael A. Serluco	5,399,597	66,982
Samir J. Srouji, M.D.	5,261,260	205,319

(ii)	Approval of the 2006 Employee Stock Option Plan:

For	Against	Abstain
3,557,245	667,232	20,739

Item 5.	Other Information.

No items to report for the quarter ending June 30, 2005.

Item 6.	Exhibits.

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

08/15/05	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

08/15/05	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

Exhibit Index

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002