Form 10-Q
period 2005-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2005-11-14
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,993,000 Common shares outstanding at 10/31/05

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

		September 30,	December 31,
		2005	2004
	( dollars in thousands, except share amounts)	(unaudited)
Assets	Cash and due from banks	$46,537	$28,910
	Federal funds sold	0	12,000
	Cash and cash equivalents	46,537	40,910
	Securities, available for sale at fair value	389,197	314,065
	Securities, held to maturity at cost
	(fair value 2005: $294,969; 2004: $210,908 )	297,361	209,917
	Loans, held for sale	14,782	14,287
	Loans receivable, net of allowance for loan losses
	(allowance 2005: $8,852; 2004: $7,847)	753,306	638,496
	Restricted investments in bank stock	8,795	5,716
	Premises and equipment, net	57,560	45,188
	Other assets	19,856	8,788
	Total assets	$1,587,394	$1,277,367
Liabilities	Deposits :
	Noninterest-bearing	$240,234	$206,393
	Interest-bearing	1,165,367	954,154
	Total deposits	1,405,601	1,160,547
	Short-term borrowings and repurchase agreements	72,000	0
	Long-term debt	13,600	13,600
	Other liabilities	5,370	18,181
	Total liabilities	1,496,571	1,192,328
Stockholders'	Preferred stock - Series A noncumulative; $10.00 par value
Equity	1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized;
	issued and outstanding - 2005: 5,961,811; 2004: 5,869,606	5,962	5,870
	Surplus	64,556	62,790
	Retained earnings	23,311	16,030
	Accumulated other comprehensive loss	(3,406)	(51)
	Total stockholders' equity	90,823	85,039
	Total liabilities and stockholders' equity	$1,587,394	$1,277,367

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

			Three Months		Nine Months
			Ended September 30,		Ended September 30,
	(dollars in thousands, except per share amounts)		2005	2004	2005	2004
Interest	Loans receivable, including fees :
Income	Taxable		$12,385	$9,367	$34,309	$25,398
	Tax - exempt		108	74	266	217
	Securities :
	Taxable		7,548	6,096	21,726	18,433
	Tax - exempt		111	100	323	301
	Federal funds sold		3	1	5	1
	Total interest income		20,155	15,638	56,629	44,350
Interest	Deposits		6,195	3,047	15,710	7,760
Expense	Short-term borrowings		861	354	2,098	1,035
	Long-term debt		354	354	1,063	1,063
	Total interest expense		7,410	3,755	18,871	9,858
	Net interest income		12,745	11,883	37,758	34,492
	Provision for loan losses		250	675	1,420	1,925
	Net interest income after provision for loan losses		12,495	11,208	36,338	32,567
Noninterest	Service charges and other fees		3,246	2,707	8,959	7,465
Income	Other operating income		127	130	345	314
	Gain on sale of securities		613	0	799	0
	Gain on sales of loans		298	112	1,093	472
	Total noninterest income		4,284	2,949	11,196	8,251
Noninterest	Salaries and employee benefits		6,759	5,364	19,167	16,110
Expenses	Occupancy		1,405	1,087	3,926	3,301
	Furniture and equipment		716	720	2,095	1,870
	Advertising and marketing		995	713	2,238	2,148
	Data processing		1,070	744	2,725	2,191
	Postage and supplies		347	279	947	852
	Other		2,045	1,983	5,515	4,984
	Total noninterest expenses		13,337	10,890	36,613	31,456
	Income before income taxes		3,442	3,267	10,921	9,362
	Provision for federal income taxes		1,117	1,069	3,580	3,055
	Net income		$2,325	$2,198	$7,341	$6,307
	Net income per common share :	Basic	$0.39	$0.47	$1.23	$1.35
		Diluted	0.36	0.43	1.15	1.24
	Average Common and Common Equivalent Shares Outstanding:
		Basic	5,956	4,671	5,933	4,634
		Diluted	6,393	5,049	6,347	5,025

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2003	$400	$2,292	$38,725	$7,758	$549	$49,724
Comprehensive income:
Net income	-	-	-	6,307	-	6,307
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	(292)	(292)
Total comprehensive income						6,015
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 42,557 shares issued under stock option plans, including tax benefit of $275	-	43	1,084	-	-	1,127
Common stock of 510 shares issued under employee stock purchase plan	-	-	23	-	-	23
Proceeds from issuance of 10,091 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	10	463	-	-	473
Proceeds from issuance of 100,000 shares of common stock in connection with private placement	-	100	4,467	-	-	4,567
5 % common stock dividend and cash paid in lieu of fractional shares (362 shares issued)	-	-	231	(239)	-	(8)
September 30, 2004	$400	$2,445	$44,993	$13,766	$257	$61,861

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
( dollars in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance : December 31, 2004	$400	$5,870	$62,790	$16,030	$(51)	$85,039
Comprehensive income:
Net income	-	-	-	7,341	-	7,341
Change in unrealized gains
(losses) on securities, net of taxes	-	-	-	-	(3,355)	(3,355)
Total comprehensive income						3,986
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 50,077 shares issued under stock option plans, including tax benefit of $464	-	50	1,202	-	-	1,252
Common stock of 360 shares issued under employee stock purchase plan	-	-	13	-	-	13
Proceeds from issuance of 17,988 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	18	575	-	-	593
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
September 30, 2005	$400	$5,962	$64,556	$23,311	$(3,406)	$90,823

See accompanying notes .

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
		Nine Months Ended September 30,
	( in thousands )	2005	2004
Operating
Activities	Net income	$7,341	$6,307
	Adjustments to reconcile net income to net cash
	provided by operating activities:
	Provision for loan losses	1,420	1,925
	Provision for depreciation and amortization	2,285	1,750
	Deferred income taxes	(792)	(402)
	Amortization of securities premiums and accretion of discounts, net	875	981
	Net gain on sale of securities	(799)	0
	Proceeds from sale of loans	78,387	58,672
	Loans originated for sale	(78,170)	(59,632)
	Gain on sales of loans	(1,093)	(472)
	Stock granted under stock purchase plan	13	23
	(Increase) decrease in other assets	(8,083)	8,295
	Increase (decrease) in other liabilities	(12,811)	1,076
	Net cash (used by) provided by operating activities	(11,427)	18,523
Investing
Activities	Securities held to maturity :
	Proceeds from principal repayments and maturities	43,675	31,314
	Proceeds from sales	5,456	0
	Purchases	(136,045)	(25,008)
	Securities available for sale :
	Proceeds from principal repayments and maturities	70,974	85,543
	Proceeds from sales	7,222	0
	Purchases	(159,019)	(105,059)
	Proceeds from sale of loans receivable	9,808	0
	Net increase in loans receivable	(125,657)	(143,076)
	(Purchases) redemption of restricted investments in bank stock	(3,079)	1,036
	Purchases of premises and equipment	(14,657)	(5,262)
	Net cash used by investing activities	(301,322)	(160,512)
Financing
Activities	Net increase in demand deposits, interest checking,
	money market and savings deposits	235,728	192,706
	Net increase in time deposits	9,326	25,673
	Net increase (decrease) in short-term borrowings	72,000	(79,000)
	Proceeds from common stock options exercised	789	852
	Proceeds from dividend reinvestment and common stock purchase plans	593	473
	Proceeds from issuance of common stock in connection
	with stock offering	0	4,567
	Cash dividends on preferred stock and cash in lieu of fractional shares	(60)	(77)
	Net cash provided by financing activities	318,376	145,194
	Increase in cash and cash equivalents	5,627	3,205
	Cash and cash equivalents at beginning of year	40,910	37,715
	Cash and cash equivalents at end of period	$46,537	$40,920

See accompanying notes .

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

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

Note 3. STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock option awards because the stock options generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company’s common stock at the grant date. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively:  risk-free interest rates of 4.1% and 3.6%; volatility factors of the expected market price of the Company's common stock of .26 and .21; weighted average expected lives of the options of 7.3 and 6.1 years, respectively; and no cash dividends. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-option awards for three months ended and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net Income:
As reported	$2,325	$2,198	$7,341	$6,307
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(193)	(312)	(498)	(809)
Pro-forma	$2,132	$1,886	$6,843	$5,498
Reported earnings per share:
Basic	$0.39	$0.47	$1.23	$1.35
Diluted	0.36	0.43	1.15	1.24
Pro-forma earnings per share:
Basic	$0.35	$0.40	$1.14	$1.17
Diluted	0.33	0.37	1.07	1.08

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

Note 4. NEW ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

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

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment," (FAS 123R). FAS 123(R) revised FAS 123 and supersedes APB 25, and its related implementation guidance. FAS 123(R) will require all compensation costs related to share-based payments to be recognized in the income statement (with limited exceptions) based on their fair values and no longer allows pro forma disclosure as an alternative to reflecting the impact of share-based payments on net income and net income per share. The amount of compensation cost will be measured based on the grant-date fair value of the stock-based compensation issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation date for FAS 123(R). FAS 123(R) was originally required to be adopted no later than July 1, 2005; however due to the SEC's deferral of the implementation date, the Company must now adopt no later than January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting FAS 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

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

The Company has purchased the parcel of land at 3160 Carlisle Road, Dover, York County, Pennsylvania. The Company plans to construct a full-service branch on this property in the future.

Note 6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2005	2004	2005	2004
Unrealized holding gains (losses)
on available for sale securities
occurring during the period	$(3,634)	$5,248	$(4,284)	$(442)

Reclassification adjustment for
gains included in net income	(613)	0	(799)	0

Net unrealized gains (losses)	(4,247)	5,248	(5,083)	(442)

Tax effect	1,444	(1,784)	1,728	150

Other comprehensive
income (loss)	$(2,803)	$3,464	$(3,355)	$(292)

Note 7.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit when issued have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $14.7 million of standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first nine months of 2005, total deposits increased $245.1 million from $1.16 billion at December 31, 2004 to $1.41 billion at September 30, 2005. The increase in total deposits was due to a combination of growth from three stores opened in the first nine months as well as from same store deposit growth. We measure same store deposit growth as the annual percentage increase in core deposits for store offices open two years or more. Same store deposit growth was 17% as of September 30, 2005 and as of that date, 21 of our 28 stores had been open for two years or more. Core deposits increased 21% from $1.12 billion at December 31, 2004 to $1.35 billion at September 30, 2005. Our core deposits include all deposits except for public fund time deposits.

During the first nine months of 2005 our total net loans (including loans held for sale) increased by $115.3 million from $652.8 million as of December 31, 2004 to $768.1 million at September 30, 2005. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at September 30, 2005 was 55%, as compared to 57% as of December 31, 2004.

During the first nine months of 2005 our total assets grew by $310.0 million from $1.28 billion at December 31, 2004 to $1.59 billion as of September 30, 2005. During this same period, interest-earning assets (primarily loans and investments) increased by $269.0 million from $1.19 billion to $1.46 billion. The growth in earning assets was funded by deposit growth of $245.1 million as well as an increase of $72.0 million in short-term borrowings.

Net interest income for the third quarter of 2005 grew by $862,000, or 7%, compared to the third quarter of 2004 due to the increased volume in interest earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $2.2 million, or 15%, for the third quarter of 2005 compared to the third quarter of 2004. Net income increased by 6%, from $2.2 million for the third quarter 2004 to $2.3 million for the third quarter of 2005. Diluted net income per common share, which decreased 16% for the third quarter of 2005 from 2004, was impacted by a 26% increase in the number of total shares outstanding as a combined result of our public stock offering in the fourth quarter of 2004 as well as a private placement offering issued during the third quarter of 2004.

Net interest income for the first nine months of 2005 grew by $3.3 million, or 9%, compared to the first nine months of 2004 due to the increased volume in interest earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $6.2 million, or 15%, for the first nine months of 2005 compared to the same period in 2004 and net income increased by 16%, from $6.3 million to $7.3 million. Diluted net income per common share, which decreased 7% for the first nine months of 2005 from 2004, was also impacted by the additional shares outstanding as described above.

Per share data and other appropriate share information for all periods presented have been restated for the two-for-one stock split in the form of a 100% stock dividend paid on February 25, 2005.

The financial highlights for 2005 compared to 2004 are summarized below:

	September 30, 2005	September 30, 2004	% Change
	(dollars in millions)

Total Assets	$1,587.4	$1,205.2	32%
Total Loans (net)	753.3	611.1	23%
Total Deposits	1,405.6	1,124.9	25%

	September 30, 2005	September 30, 2004	% Change
	(dollars in millions, except per share data)
Total Revenues	$49.0	$42.7	15%
Net Income	7.3	6.3	16%
Diluted Net Income Per Share	1.15	1.24	(7)%

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

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended September 30, 2005 discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.35 billion for the third quarter of 2005 as compared to $1.12 billion for the same period in 2004. Approximately $126.9 million, or 54%, of this increase was in average loans outstanding and $107.8 million, or 46%, was in average investment securities. The yield on earning assets for the third quarter of 2005 was 5.91%, an increase of 35 basis points (bps) over the comparable period in 2004. This increase resulted primarily from increased yields on loans receivable as a result of continued increases in the prime lending rate.

The growth in interest earning assets was funded by an increase in the average balance of interest-bearing deposits of $182.8 million, an increase in average noninterest-bearing demand deposits of $43.2 million, and an increase in average short-term borrowings of $2.4 million over the third quarter of 2004. Average interest-bearing liabilities increased from $953.6 million during the third quarter of 2004 to $1.14 billion during the third quarter of 2005. Average savings deposits increased $46.7 million over third quarter of 2004, average retail and public fund interest-bearing demand deposits and money market accounts increased by $143.8 million, and average time deposits increased $9.7 million as compared to the third quarter one year ago while average public funds time deposits decreased $17.4 million.

The average rate paid on interest-bearing liabilities for the third quarter of 2005 was 2.58% compared to 1.57% for the third quarter of 2004. Our aggregate cost of funding sources was 2.17% for the third quarter of 2005, compared to 1.33% as reported for the prior year. These increases are the result of a much higher short-term interest rate environment during the third quarter of 2005 compared to the third quarter of 2004.

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

Net interest income for the third quarter of 2005 increased by $862,000, or 7%, over the same period in 2004. Interest income on earning assets totaled $20.2 million, an increase of $4.5 million, or 29%, over 2004. Interest income on loans outstanding increased by 32% over the third quarter of 2004 and interest income on investment securities increased by 24% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the third quarter increased $3.6 million, or 98%, from $3.8 million in 2004 to $7.4 million in 2005. Interest expense on deposits increased by $3.1 million, or 103%, during the third quarter of 2005 over the third quarter of 2004 and interest expense on short-term borrowings increased by $507,000. A contributing factor to the increase in interest expense on deposits was the growth in public fund checking accounts, which historically increase dramatically for Commerce during the third quarter of each year when municipalities and school districts deposit their tax proceeds. These public fund checking accounts are typically priced using an index tied to short-term market interest rates, which have steadily increased over the past 15 months. Overall, the increase was related to a combination of the increase in our average level of deposits as well as an increase in the level of interest rates paid on deposit balances and short-term borrowings for the quarter versus the same period in 2004.

For the nine months ended September 30, 2005, interest income increased by $12.3 million, or 28%, over the same period in 2004. Interest income on loans outstanding increased by $9.0 million, or 35%, over the first nine months of 2004 and interest income on investment securities increased by $3.3 million, or 18%, over the same period. Interest expense for the first nine months of 2005 totaled $18.9 million, up $9.0 million, or 91%, over total interest expense for the first nine months of 2004. This increase was primarily related to a much higher short-term interest rate environment during the first nine months of 2005 compared to the similar period in 2004. Net interest income for the first nine months of 2005 increased by $3.3 million, or 9%, over the same period in 2004.

During the third quarter of 2005, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate 50 (bps) to 3.75% by the end of the quarter.  The federal funds rate has increased 8 times for a total of 200 bps from September 2004 through September 30, 2005.  As a result, our cost of funds has increased over levels experienced in recent years.  This increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets.  For the remainder of 2005, we expect our continuing ability to grow core deposit balances will produce growth in overall net interest income, despite the flattening yield curve. However, we would not expect to see expansion in the net interest margin until long-term interest rates increase and/or the yield curve steepens.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread was 3.33% during the third quarter of 2005 compared to 3.99% during the same period of the previous year. The net interest margin decreased by 49 basis points from 4.23% for the third quarter of 2004 to 3.74% during the third quarter of 2005 as a result of the increased cost of funding sources and the flattening yield curve.

Provision for Loan Losses

We recorded provisions of $250,000 to the allowance for loan losses for the third quarter of 2005 as compared to $675,000 for the third quarter of 2004. The total provisions for loan losses were $1.4 million and $1.9 million for the first nine months of 2005 and 2004, respectively. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses as previously stated in the Application of Critical Accounting Policies. Net recoveries for the third quarter of 2005 were $29,000 compared to net charge offs of $519,000 for the same period of 2004. Net charge-offs for the first nine months of 2005 were $415,000, or 0.06%, of average loans outstanding as compared to $757,000, or 0.13%, of average loans for the same period of 2004. The allowance for loan losses as a percentage of period-end loans was 1.16% at September 30, 2005 as compared to 1.21% and 1.16% at December 31, 2004 and September 30, 2004, respectively.

From December 31, 2004 to September 30, 2005, total non-performing loans increased from $857,000 to $1.9 million and non-performing assets as a percentage of total assets increased slightly from 0.11% at December 31, 2004 to 0.13% at September 30, 2005. The majority of the increase is related to increases in nonaccrual loans in the residential mortgage portfolio. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the third quarter of 2005 increased by $1.3 million, or 45%, over the same period in 2004. The increase is primarily attributable to service charges and fees associated with servicing a higher volume of deposit accounts and transactions as well as a $613,000 gain on the sale of investment securities.

Included in noninterest income for the first nine months of 2005 is income of $124,000, as a result of the gain on the sale of student loans. The Bank typically sells its student loans during the first quarter of each year. Included in noninterest income for the first nine months of 2004 is income of $119,000 as a result of a gain on the sale of student loans. For the first nine months of 2005, the Company had $799,000 of gains on the sales of securities and $381,000 of gains on the sales of Small Business Administration (SBA) loans. The Company did not sell securities or SBA loans during the first nine months of 2004. Excluding these transactions, noninterest income for the first nine months of 2005 totaled $9.9 million as compared to $8.3 million for the first nine months of 2004, an increase of 20%. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions.

Noninterest Expenses

For the third quarter of 2005, noninterest expenses increased by $2.4 million, or 22%, over the same period in 2004. Staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. Occupancy, furniture and equipment expenses and advertising and marketing also increased in 2005 over 2004 as a result of opening additional full service stores in October 2004, April 2005, July 2005, and August 2005, respectively. Staffing and occupancy expenses are also incurred prior to store openings, most of which are salary and training costs of new employees. Staffing expenses for the third quarter of 2005 include those employees hired for the new store, which subsequently opened during the fourth quarter of 2005. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2005, and September 30, 2004, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.4 million, or 26%, for the third quarter of 2005 over the third quarter of 2004. The increased level of these expenses includes the impact of salary and benefit costs associated with the additional staff for the stores opened in October 2004, April 2005, July 2005, and August 2005, as well as additional lending, retail and back office staff to facilitate our growth.

Occupancy expenses totaled $1.4 million for the third quarter of 2005, an increase of $318,000, or 29%, over the third quarter of 2004 while furniture and equipment expenses remained level in comparison to third quarter 2004. The additional stores opened in fourth quarter 2004 and throughout 2005 contributed to the increases in occupancy expenses. Also included in the increase is land rent expense for future stores. While the overall level of furniture and equipment expenses remained flat for the quarter as compared to the same period one year ago, it should be noted that the total furniture and equipment expense level for the third quarter of 2004 included $167,000 as a result of disposal of furniture and equipment due to store renovations, which occurred during the quarter.

Advertising and marketing expenses totaled $995,000 for the three months ended September 30, 2005, an increase of $282,000, or 40%, over the third quarter of 2004. Advertising and marketing expenses for the third quarter of 2005 include costs associated with two new store Grand Openings as well as an increase in general marketing initiatives over the same period in 2004.

Data processing expenses increased by $326,000, or 44%, in the third quarter of 2005 over the three months ended September 30, 2004. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $347,000 were $68,000, or 24%, higher for the third quarter of 2005 than for the three months ended September 30, 2004. The increase was attributed to the increase in teller supplies needed to process higher volumes of transactions as well as the purchase of supplies for the new stores as previously mentioned.

Other noninterest expenses increased by $62,000, or 3%, for the three-month period ended September 30, 2005, as compared to the same period in 2004. Components of the increase include expenses related to: travel, other non-credit related losses, and costs associated with compliance of section 404 of Sabanes-Oxley Act, offset by a decrease in foreclosed real estate expense.

For the first nine months of 2005, total noninterest expenses increased by $5.2 million, or 16%, over the comparable period in 2004. A comparison of noninterest expenses for certain categories for these two periods is discussed below.

Salary expense and employee benefits increased by $3.1 million, or 19%, over the first nine months of 2004. The increase was due to additional salary and benefits costs due to an increase in the level of full-time equivalent employees from 565 at September 30, 2004 to 790 at September 30, 2005 including the addition of new staff to operate the new stores opened in October 2004, April 2005, July 2005 and August 2005.

Occupancy, furniture and equipment expenses for the first nine months of 2005 were $850,000, or 16%, higher for the first nine months of 2005 over the similar period in 2004. The majority of the increase is the result of costs associated with the opening of new stores in 2004 and 2005 and the preliminary costs related to the store which subsequently opened during the fourth quarter of 2005.

Advertising and marketing expenses totaled $2.2 million for the nine months ended September 30, 2005, an increase of $90,000, or 4%, from the first nine months of 2004. This increase was primarily a result of our Grand Opening celebrations for our new stores in 2005 offset by a reduction in the overall level of general marketing expenses during the beginning of 2005.

Data processing expenses increased $534,000, or 24%, for the first nine months of 2005 as compared to the first nine months of 2004. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $947,000 were $95,000, or 11%, higher for the first nine months of 2005 than for the nine months ended September 30, 2004. This was primarily due to increased usage of supplies with the increased volume of transactions processed as well as the purchase of supplies for the newstores to process those transactions.

Other noninterest expenses for the first nine months of 2005 were $5.5 million compared to $5.0 million for the similar period in 2004, an increase of 11%. Components of the increase include expenses related to: insurance, ATM fee refunds, travel, customer relations, and costs associated with compliance with section 404 of Sabanes-Oxley Act, offset by a decrease in foreclosed real estate expenses and Penny Arcade coin processing expenses.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gains on the sale of investment securities and gains on the sale of commercial loans). This ratio equaled 2.6% for both the third quarter 2005 and third quarter of 2004. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities and gains on the sale of commercial loans). For the quarter ended September 30, 2005, the operating efficiency ratio was 81.6%, compared to 73.5% for the similar period in 2004. For the nine months ended September 30, 2005, this ratio was 76.6%, compared to 73.6% for the first nine months of 2004. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.12 million for the third quarter of 2005 as compared to $1.07 million for the same period in 2004. For the nine months ended September 30, the provision was $3.6 million and $3.1 million for 2005 and 2004, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 32.8% for the first nine months of 2005 and 32.6% for the same period in 2004.

Net Income and Net Income Per Share

Net income for the third quarter of 2005 was $2.3 million, an increase of $127,000, or 6%, over the $2.2 million recorded in the third quarter of 2004. The increase was due to an increase in net interest income of $862,000 and an increase in noninterest income of $1.3 million, offset partially by a decrease in the provision for loan losses of $425,000, an increase in noninterest expenses of $2.4 million, and an increase of $48,000 in the provision for income taxes.

Net income for the first nine months of 2005 was $7.3 million compared to $6.3 million recorded in the first nine months of 2004. The increase was due to an increase in net interest income of $3.3 million, and an increase in noninterest income of $2.9 million, offset partially by a decrease in the provision for loan losses of $505,000, an increase in noninterest expenses of $5.2 million, and an increase of $525,000 in the provision for income taxes.

Basic earnings per common share, after adjusting for a two-for-one stock split paid in February 2005, was $1.23 for the nine months ended 2005, compared to $1.35 for the nine months ended 2004. Diluted earnings per common share decreased 7% to $1.15 for the first nine months of 2005 compared to $1.24 for the first nine months of 2004 after adjusting for the two-for-one stock split. Earnings per share figures for 2005 include the impact of an additional 920,000 shares (adjusted for the two-for-one stock split) issued during the fourth quarter of 2004 through our public stock offering as well as an additional 200,000 shares (adjusted for the two-for-one stock split) issued at the end of the third quarter of 2004 through a private placement of common stock.

Return on Average Assets and Average Equity

Return on average assets, referred to as “ROA,” measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2005 was 0.63% as compared to 0.73% for the third quarter of 2004. The ROA for the first nine months of 2005 was 0.71% compared to 0.74% for the first nine months of 2004. ROA has remained somewhat below our peer group level as a result of our significant expenses incurred while increasing our footprint in Central Pennsylvania by expanding our number of stores from 21 stores at this time 2 years ago compared to 27 stores at September 30, 2005.

Return on average equity, referred to as “ROE,” indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the third quarter of 2005 was 10.15%, as compared to 15.75% for the third quarter of 2004. The annualized ROE for the first nine months of 2005 was 11.08%, as compared to 15.91% for the first nine months of 2004. ROE has been impacted during 2005 due to the volume of additional equity capital raised during the fourth quarter of 2004 through the previously mentioned private placement and stock offering.

FINANCIAL CONDITION

Securities

During the first nine months of 2005, securities available for sale increased by $75.1 million from $314.1 million at December 31, 2004 to $389.2 million at September 30, 2005. This resulted from the purchase of $159.0 million in securities, partially offset by $71.0 million in principal repayments and the sale of $7.0 million in securities. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.6 years at September 30, 2005 and 3.2 years at December 31, 2004 with a weighted average yield of 4.91% at September 30, 2005 and 4.89% at December 31, 2004. During the second quarter of 2005, the Company sold $7.0 million of securities from the available for sale portfolio and recognized a pre-tax gain of $186,000 on these sales. There were no sales of available for sale securities during the first and third quarters of 2005.

During the first nine months of 2005, securities held to maturity increased by $87.4 million as a result of purchases totaling $136.0 million, offset primarily by principal repayments of $43.7 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 5.5 years at September 30, 2005 and 5.6 years at December 31, 2004 with a weighted average yield of 5.21% at September 30, 2005 and 5.44% at December 31, 2004. During the third quarter of 2005, the Company sold a $4.8 million security from the held to maturity portfolio and recognized a pre-tax gain of $613,000 on this sale. The sale consisted of one municipal bond and was sold due to a continued deterioration in the issuer’s creditworthiness over the previous 3 years.

Total securities aggregated $686.6 million at September 30, 2005, and represented 43% of total assets as compared to $524.0 million, or 41%, of total assets at December 31, 2004.

The average yield on the combined securities portfolio for the first nine months of 2005 was 5.04% as compared to 5.00% for the similar period of 2004.

Loans Held for Sale

Loans held for sale are comprised of student loans, residential mortgage loans, and commercial small business administration loans, which we intend to sell and reinvest in loans and securities. The Bank sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or, due to a customer request; we agree not to sell the loan. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2004 and September 30, 2005, none of the residential mortgage loans held for sale were past due or impaired. Small Business Administration loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. During the first nine months of 2005, total loans held for sale increased approximately $495,000, from $14.3 million at December 31, 2004 to $14.8 million at September 30, 2005. At December 31, 2004, loans held for sale were comprised of $9.0 million of student loans and $5.3 million of residential mortgages as compared to $7.0 million of student loans, $4.5 million of residential loans, and $3.3 million of commercial loans at September 30, 2005. The change was the result of the sale of $8.5 million of student loans, $9.4 million of commercial loans, and $69.2 million of residential loans, offset by originations of $87.6 million in new loans held for sale. Loans held for sale represented approximately 1% of total assets at both December 31, 2004 and September 30, 2005.

Loans Receivable

During the first nine months of 2005, total gross loans receivable increased by $115.9 million from $646.3 million at December 31, 2004, to $762.2 million at September 30, 2005. The majority of the growth was in commercial real estate loans, commercial business loans, lines of credit, and consumer loans. Gross loans receivable represented 54% of total deposits and 48% of total assets at September 30, 2005, as compared to 56% and 51%, respectively, at December 31, 2004. The composition of the Company’s loan portfolio is as follows:

(in thousands)	09/30/2005	% of Total	09/30/2004	% of Total	$ Increase	% Increase
Commercial	$212,553	28%	$158,941	26%	$53,612	34%
Consumer	138,646	18	99,576	16	39,070	39
Commercial Real Estate	318,729	42	270,422	44	48,307	18
Residential	92,230	12	89,324	14	2,906	3
Gross Loans	762,158	100%	618,263	100%	143,895	23%
Less: Reserves	(8,852)		(7,175)		(1,677)
Net Loans	$753,306		$611,088		$142,218	23%

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at September 30, 2005, were $2.1 million, or 0.13%, of total assets as compared to $1.4 million, or 0.11%, of total assets at December 31, 2004. Foreclosed real estate totaled $159,000 at September 30, 2005 and $507,000 at December 31, 2004. At December 31, 2004, commercial business nonaccrual loans were comprised of one loan with a balance of $308,000. At September 30, 2005, twelve loans were in the nonaccrual commercial categories. Overall, our asset quality, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets as of September 30, 2005 and 2004 and December 31, 2004.

Non-performing Loans and Assets
(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual loans:
Commercial	$406	$308	$693
Consumer	154	11	36
Real estate:
Construction	0	0	159
Mortgage	1,371	267	476
Total nonaccrual loans	1,931	586	1,364
Loans past due 90 days or more and still accruing	0	0	52
Renegotiated loans	0	271	228
Total non-performing loans	1,931	857	1,644
Foreclosed real estate	159	507	805
Total non-performing assets	$2,090	$1,364	$2,449
Non-performing loans to total loans	0.25%	0.13%	0.27%
Non-performing assets to total assets	0.13%	0.11%	0.20%
Non-performing loan coverage	458%	916%	436%
Non-performing assets/capital plus reserves	2%	1%	4%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists.

Additional loans of $7.5 million, considered by our internal loan review department as potential problem loans at September 30, 2005, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

Allowance for Loan Losses
(dollars in thousands)	Nine Months Ending September 30, 2005	Year Ending December 31, 2004	Nine Months Ending September 30, 2004
Balance at beginning of period	$7,847	$6,007	$6,007
Provisions charged to operating expenses	1,420	2,646	1,925
	9,267	8,653	7,932
Recoveries of loans previously charged-off:
Commercial	264	110	41
Consumer	47	113	102
Real estate	11	8	4
Total recoveries	322	231	147
Loans charged-off:
Commercial	(620)	(528)	(502)
Consumer	(107)	(350)	(281)
Real estate	(10)	(159)	(121)
Total charged-off	(737)	(1,037)	(904)
Net charge-offs	(415)	(806)	(757)
Balance at end of period	$8,852	$7,847	$7,175
Net charge-offs as a percentage of Average loans outstanding	0.06%	0.14%	0.13%
Allowance for loan losses as a percentage of Period-end loans	1.16%	1.21%	1.16%

Premises and Equipment

During the first nine months of 2005, premises and equipment increased by $12.4 million, or 27%, from $45.2 million at December 31, 2004 to $57.6 million at September 30, 2005. The building costs relating to the new Commerce Center, account for $4.1 million of the increase to premises. Additionally, the Company built four new stores during the first nine months of 2005. The remaining increase was a result of furniture and equipment purchases necessary for our additions to staff, the purchase of land for future new stores, and replacing certain fixed assets, partially offset by the provision for depreciation and amortization.

Other Assets

Other assets totaled $19.9 million at September 30, 2005 as compared to $8.8 million at December 31, 2004. The increase was primarily the result of the sale of committed securities included in other assets at September 30, 2005 with a market value of $5.5 million. The proceeds from the sale were subsequently received in the fourth quarter 2005.

Deposits

Total deposits at September 30, 2005 were $1.41 billion, up $245.1 million, or 21%, over total deposits of $1.16 billion at December 31, 2004. Core deposits (total deposits less public fund time deposits) averaged $1.2 billion for the quarter ended September 30, 2005 up $243.4 million, or 25%, over average core deposits for the quarter ended September 30, 2004. The average balances and weighted average rates paid on deposits for the first nine months of 2005 and 2004 are presented in the following table.

	Nine months Ended September 30,
	2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$216,618		$177,199
Interest-bearing (money market and checking)	456,090	2.29%	314,445	1.00%
Savings	316,958	1.42	265,984	0.94

Time deposits	210,858	2.87	210,416	2.24
Total deposits	$1,200,524		$968,044

Short-Term Borrowings

Short-term borrowings consist of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, and are used to meet short-term funding needs. At September 30, 2005, short-term borrowings totaled $72.0 million. Short-term borrowings were $0 at September 30, 2004 and December 31, 2004. The average rate paid on the short-term borrowings was 3.21% during the first nine months of 2005, compared to an average rate of 1.34% during the first nine months of 2004. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At September 30, 2005, stockholders’ equity totaled $90.8 million, up 7% over stockholders’ equity of $85.0 million at December 31, 2004. Stockholders’ equity at September 30, 2005 included $3.4 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $9.1 million from $85.1 million at December 31, 2004, to $94.2 million at September 30, 2005 due to retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

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

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At September 30, 2005, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

	September 30, 2005	December 31, 2004	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Risk-Based Capital Ratios:
Tier 1	10.28%	11.55%	4.00%	6.00%

Total	11.13	12.48	8.00	10.00

Leverage ratio (to average assets)	7.30	7.78	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce at September 30, 2005 are as follows: our leverage ratio was 7.32%, our ratio of Tier 1 capital to risk-weighted assets was 10.31%, and our ratio of total capital to risk-weighted assets was 11.16%.

Interest Rate Sensitivity

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

Our income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point increase and a 200 basis point decrease during the next year, with rates remaining constant in the second year. The 200 basis point decrease scenario is a change in risk measurement adopted by management during the third quarter of 2005. For the period January 2002 through June 2005, management used a 100 basis point decrease as its risk measurement analytic due to the historical low interest rate environment present throughout the majority of this time period. As a result of increases in short-term interest rates totaling 275 bps between June 30, 2004 and September 30, 2005, management feels that a scenario monitoring a 200 basis point decrease in interest rates is more appropriate going forward.

Our Asset/Liability Committee (ALCO) policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 12% of net income in a flat rate scenario in the first year and 18% using a two year planning window.

The following table illustrates the impact on projected net income at September 30, 2005 of a plus 200 and minus 200 basis point change in interest rates as well as a plus 200 and minus 100 basis point change in interest rates at September 30, 2004.

	Basis Point Change
	Plus 200	Minus 200	Minus 100
September 30, 2005:
Twelve Months	(16.9)%	14.1%	6.9%
Twenty Four Months	(12.5)%	5.6%	3.7%

September 30, 2004:
Twelve Months	(3.3)%	N/A	(0.8)%
Twenty Four Months	1.1%	N/A	(5.9)%

Each of these forecasts, with the exception of the twelve-month forecast under a plus 200 basis point change as of September 30, 2005, is within an acceptable level of interest rate risk per the policies established by our ALCO. In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including a sale of a portion of the available for sale investment portfolio, adjusting the ratio of fixed vs. floating rate assets as a percentage of total assets, adjusting the level of short-term assets to short-term liabilities, fixing the cost of our short-term borrowings, or reducing the level of our short-term borrowings.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate plus 200 or minus 200 basis point change in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At September 30, 2005, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 basis point change in interest rates. The minus 200 basis point change in interest rates used in the market value of equity model is also a change by management adopted in the third quarter of 2005 from the previous measurement of a minus 100 basis point change. This change in risk analytic measurement was made for the same reason as mentioned above regarding our income simulation model. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2005 provide an accurate assessment of our interest rate risk. At September 30, 2005, the average life of our core deposit transaction accounts was 17.3 years.

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

Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the following sources: the availability and maintenance of a strong base of core customer deposits; maturing short-term assets; the ability to sell investment securities; short-term borrowings and access to capital markets.

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

The Company’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations, which do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase.

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

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of September 30, 2005, our total potential liquidity through these secondary sources was $566.6 million of which $494.6 million was currently available, as compared to $394 million of which all was currently available at December 31, 2004.

Subject to regulatory approvals, we are targeting to open approximately three to six new stores in each of the next five years. The cost to construct and furnish each new store is expected to be approximately $2.1 million, excluding the cost to purchase or lease the land on which the store is to be located. To accommodate our growth and perpetuate our culture we are currently constructing a new headquarters, operations and training center in Harrisburg, which we expect to open in early 2006. The anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg is expected to be between $15.0 and $18.0 million.

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

During the quarter ended September 30, 2005, there has not occurred any change in Internal Controls that has materially affected or is reasonably likely to materially affect Internal Controls.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending September 30, 2005.

Item 3.  Defaults Upon Senior Securities.

No items to report for the quarter ending September 30, 2005.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending September 30, 2005.

Item 5.  Other Information.

No items to report for the quarter ending September 30, 2005.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

11/14/05	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/14/05	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

Exhibit Index

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002