Form 10-K
period 2005-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2006-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Senate Avenue, P.O. Box 8599, Camp Hill, Pennsylvania	17001-8599
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 975-5630

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
___________________________________	___________________________________
___________________________________	___________________________________

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X	Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2005, was $129,425,315.

The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2006 was 6,061,243.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

1

PENNSYLVANIA COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

		Page
Part I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14
	(The information required by this item is incorporated by reference from the
	Company’s 2005 Annual Report.)
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	14
	(The information required by this item is incorporated by reference from the
	Company’s 2005 Annual Report.)
Item 8.	Financial Statements and Supplementary Data	14
	(The information required by this item is incorporated by reference from the Company’s 2005 Annual Report.)
Item 9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure (This item is omitted since it is not applicable.)
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	16
Part III.
Item 10.	Directors and Executive Officers of the Registrant	16
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 13.	Certain Relationships and Related Transactions	16
Item 14.	Principal Accountant Fees and Services	16
Part IV.
Item 15.	Exhibits, Financial Statement Schedules	17
	Signatures

Part I.

Item 1.  Business

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); the impact of the rapid growth of the Company; the Company’s dependence on Commerce Bancorp, Inc. to provide various services to the Company; changes in the Company’s allowance for loan losses; effect of terrorists attacks and threats of actual war; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company’s filings with the Securities and Exchange Commission (“SEC”).

General

Pennsylvania Commerce Bancorp, Inc. (the “Company”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. (the “Bank”). On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company’s wholly owned banking subsidiary. All $5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II (“Trust II”), a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company’s wholly owned banking subsidiary. All $8 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes.

The Company is a member of the Commerce Bancorp, Inc. Network (the “Network”) and has the exclusive right to use the “Commerce Bank” name and the “America’s Most Convenient Bank” logo within its primary service area. The Network provides certain marketing and support services to the Bank.

As of December 31, 2005, the Company had approximately $1.6 billion in assets, $1.4 billion in deposits, $826.0 million in total net loans (including loans held for sale), and $91.6 million in stockholders’ equity. The Bank is a member of the Federal Reserve System and substantially all of the Bank’s deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law. The Company’s total revenues (net interest income plus noninterest income) were $65.1 million and the Company recorded $8.8 million in net income for the year ended December 31, 2005.

The Company’s principal executive offices are located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011, and its telephone number is (717) 975-5630. In late March of 2006, the Company will be relocating its principal executive office to 3801 Paxton Street, Harrisburg, Pennsylvania 17111.

As of December 31, 2005, the Company had 779 employees, of which 688 were full-time employees. Management believes the Company’s relationship with its employees is good.

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

On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to “Commerce Bank/Harrisburg, National Association.” The Bank’s conversion was consummated pursuant to preliminary and conditional approval of the conversion granted by the Office of the Comptroller of the Currency (OCC) on July 5, 1994 in response to a letter of intent to convert to a national bank filed by the Bank with the OCC on April 6, 1994.

The Bank provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank’s lending and investment activities are funded principally by retail deposits gathered through its retail store office network.

Service Area

The Bank offers its lending and depository services from its main office in Camp Hill, Pennsylvania, and its twenty-seven full-service stores located in Cumberland, Dauphin, York, Berks, and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, debit card services, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, commercial lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa Gold card revolving lines of credit, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

The Bank directs its commercial lending principally toward businesses that require funds within the Bank’s legal lending limit, as determined from time to time, and that otherwise do business and/or are depositors with the Bank. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit or to limit the concentration of lending to any individual. In consumer lending, the Bank offers various types of loans, including revolving credit lines, automobile loans, and home improvement loans.

The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype store concept, the Company plans to open three new stores in 2006 and will relocate its Main Office store at 100 Senate Avenue in Camp Hill, Pennsylvania to 1249 Market Street in Lemoyne, Pennsylvania during April 2006. Additionally, the Company intends to continue to open multiple stores over the next five years. It has been the Company’s experience that each newly opened store office incurs operating losses during the first 12 to 15 months of operations and becomes profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

The Company is not dependent on any one or more major customers, and its business is not seasonal.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the south central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds. Among those institutions, the Bank has a share of approximately 6% of the bank deposits in its market area.

Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which the Bank does not directly offer (but which the Bank may offer indirectly through other institutions). Many institutions, by virtue of their greater total capital, can have substantially higher lending limits than the Bank.

In commercial transactions, the Bank’s legal lending limit to a single borrower (approximately $17.6 million as of December 31, 2005) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financing in excess of these limits.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions. As of the end of 2005, all participations totaled approximately $17.9 million. Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

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

The Company

The Company is subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, such as the Company. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and the regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and principal accounting officer (in addition to the Code of Conduct already in place for all employees and Board Members of the Company), and meeting NASDAQ’s and the SEC’s procedural and disclosure requirements.

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the Company believes that the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed prudential safeguards on affiliations among banking and non-banking companies in a holding company organization.

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

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act.

The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company, such as the Bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer’s obtaining or providing some additional credit, property or services from or to the Bank or other subsidiaries of the Company, or (ii) the customer’s refraining from doing business with a competitor of the Bank, the Company or of its subsidiaries. The Company or the Bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company, and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank

As a nationally chartered commercial banking association, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (OCC) and is required to furnish quarterly reports to the OCC. The Bank is a member of the Federal Reserve System. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The approval of the OCC is required for the establishment of additional store offices.

Under the Change in Banking Control Act of 1978, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days’ prior written notice to the OCC. Under this Act and its regulations, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The OCC is empowered to disapprove any such acquisition of control.

The amount of funds that the Bank may lend to a single borrower is limited generally under the National Bank Act to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity, which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to the Company.

As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to being affected by federal and state legislation and regulations, which may affect the cost of doing business.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) imposes additional obligations on U.S. financial institutions, including banks, to implement policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank applications.

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

Available Information

The Company makes available free of charge under the Investor Relations link on the Company’s website, www.commercepc.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov.

Item 1A. Risk Factors

The Company’s financial results are subject to a number of risks. The factors discussed below highlight risks that management believes are most relevant to the Company’s current operations. This list does not capture all risks associated with the Company’s business. Additional risks, including those that generally affect the banking and financial services industries and those that management currently believes are immaterial may also negatively impact the Company’s liquidity, financial position, or results of operations.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

Over the past five years we have experienced significant growth in net income, assets, loans and deposits, all of which have been achieved through organic growth. We intend to continue to rapidly expand our business and operations.

Subject to regulatory approvals, we are targeting to open 30 new stores over the next six years. The cost to construct and furnish a new store will be approximately $1.7 million, excluding the cost to lease or purchase the land on which the store is located. In addition, we are currently constructing a new headquarters, operations and training center in Harrisburg, which we will open at the end of March 2006. The total anticipated cost to construct and furnish our new headquarters, operations and training center in Harrisburg will be approximately $19.0 million. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We are dependent on Commerce Bancorp, Inc. (“Bancorp”).

Pursuant to the Network Agreement between us, the Bank, and Bancorp, which was last amended in September 2004, we have the right to use the "Commerce Bank" name and the "America's Most Convenient Bank" logo, among others, within the territory prescribed by the Network Agreement (the Pennsylvania counties of Adams, Berks, Bradford, Carbon, Centre, Clinton, Columbia, Cumberland, Dauphin, Franklin, Fulton, Huntingdon, Juniata, Lackawanna, Lancaster, Lebanon, Luzerne, Lycoming, Mifflin, Monroe, Montour, Northumberland, Perry, Pike, Potter, Schuylkill, Snyder, Sullivan, Susquehanna, Tioga, Union, Wayne, Wyoming, and York). As of December 31, 2005, Bancorp owned approximately 11.1% of our common stock, 100% of our Series A preferred stock, warrants that entitle Commerce of New Jersey to purchase 143,666 shares (adjusted for common stock dividends) of our common stock only upon our "change of control" (as defined in "Description of Our Capital Stock - Warrants") and 100% of our Trust Capital Securities. Under the Network Agreement, Bancorp, through its subsidiary, Commerce Bank, N.A., a national bank located in Cherry Hill, New Jersey, provides various services to the Bank including: maintaining the computer wide area network; proof and encoding services; deposit and loan account statement rendering; data processing; and advertising support. The Bank may only use these services in the territory prescribed by the Network Agreement. This restriction limits our growth to these areas as long as we are a party to the Network Agreement.

Bancorp can terminate the Network Agreement upon 360 days prior notice (a) on a fifth anniversary date of the Network Agreement (the next fifth anniversary date is January 1, 2010); (b) upon our change of control; or (c) upon the occurrence of specified events. If the Network Agreement is terminated, we will no longer be able to continue to operate under the Commerce name or logos. In addition, if the Network Agreement is terminated, there can be no assurance that our operations would not be disrupted or that we could obtain or provide these services at similar cost, which could materially and adversely affect our business, results of operations and financial condition. Any material adverse change to the business, results of operations and financial condition of Bancorp could have a material adverse effect on our business, results of operations and financial condition. In addition, any acquisition of Bancorp or similar transaction could have an adverse effect on us.

Changes in interest rates could reduce our income and cash flows.

Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest earning assets and the interest rates we pay on interest-bearing deposits and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, referred to as "FRB." If the rate of interest we pay on our interest-bearing deposits and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may adversely affect us.

We are subject to extensive regulation, supervision, and legislation which govern almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws or any applicable accounting principles may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors and shareholders.

"Anti-takeover" provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our articles of incorporation provide that our board of directors may issue up to 960,000 shares of preferred stock without shareholder approval, subject to the rights of the outstanding preferred shares. In addition, "anti-takeover" provisions of our articles of incorporation, federal and state laws, and Pennsylvania law may restrict a third party's ability to obtain control of Pennsylvania Commerce and may prevent shareholders from receiving a premium for their shares of our common stock.

Our common stock is not insured by any governmental agency and, therefore, investment in it involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC, or any other governmental agency, and is subject to investment risk, including possible loss.

Our common stock is currently traded on the NASDAQ National Market. Prior to October 13, 2004, our common stock was traded on the NASDAQ Small Cap Market. During the twelve months ended December 31, 2005, the average daily trading volume for our common stock was approximately 7,000 shares.

The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities. Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities. As of December 31, 2005, there were 6,013,859 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of December 31, 2005, we had the authority to issue up to approximately 125,134 shares of our common stock under our stock option plans and 390,000 shares under our Dividend Reinvestment and Stock Purchase Plan. Additionally, we had outstanding warrants to purchase 287,332 shares of our common stock.

Our executive officers, directors and other five percent or greater shareholders own a large percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2005, our executive officers and directors owned and had the right to vote approximately 27.25% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 19.85% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Pennsylvania Commerce.

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

As of December 31, 2005, the Company owns 15 properties and leases 25 other properties. The properties owned are not subject to any liens, encumbrances, or collateral assignments. The principal executive office of the Company is leased and located at 100 Senate Avenue, Camp Hill, Pennsylvania 17011. In late March 2006, the Company will be relocating its principal executive office to a newly constructed building at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 28 stores located in the following Pennsylvania counties: Cumberland, Berks, Dauphin, Lebanon, and York.

Item 3.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. The Company is not required to make any disclosures pursuant to Section 6707A(e) of the Internal Revenue Code.

Item  4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to October 13, 2004, shares of Pennsylvania Commerce Bancorp, Inc. common stock were traded on the NASDAQ Small Cap Market under the symbol COBH. The stock currently trades on the NASDAQ National Market under the symbol COBH. The table below sets forth the prices on the NASDAQ Small Cap Market (adjusted for stock dividends) known to us for each full quarterly period for the period January 1, 2004 through October 12, 2004. The table also includes the prices on the NASDAQ National Market known to us for the period beginning October 13, 2004 through December 31, 2005. As of December 31, 2005, there were approximately 2,200 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2005	$36.00	$30.72
September 30, 2005	36.68	33.05
June 30, 2005	38.00	29.11
March 31, 2005	33.97	28.93
December 31, 2004	$31.50	$22.00
September 30, 2004	25.05	21.88
June 30, 2004	25.63	23.26
March 31, 2004	27.50	23.35

Dividends and Dividend History

The Company distributed to stockholders 5% stock dividends in December 1992, and annually from February 1994 through February 2004. The Company also distributed to stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995, and on February 25, 2005. Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company’s and the Bank’s capital for the foreseeable future. Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

The holders of Common Stock of the Company are entitled to receive dividends as may be declared by the Board of Directors with respect to the Common Stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its Common Stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company. Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare dividends in one year in excess of its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus.

The ability of the Company to pay dividends on its Common Stock in the future will depend on the earnings and the financial condition of the Bank and the Company. The Company’s ability to pay dividends will be subject to the prior payment by the Company of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

Item 6. Selected Financial Data
Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data
	At or For the Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001

BALANCE SHEET DATA:
Total assets	$1,641,121	$1,277,367	$1,051,989	$786,598	$609,890
Loans held for sale	10,585	14,287	9,164	10,514	7,661
Loans receivable (net)	815,439	638,496	469,937	363,735	338,130
Securities available for sale	380,836	314,065	275,400	205,436	104,722
Securities held to maturity	306,266	209,917	199,863	97,625	103,349
Federal funds sold	0	12,000	0	44,500	4,300
Deposits	1,371,062	1,160,547	906,527	726,955	561,738
Short-term borrowings and long-term debt	171,500	13,600	79,000	0	0
Trust capital securities	0	0	13,000	13,000	13,000
Stockholders' equity	91,643	85,039	49,724	42,812	32,593

INCOME STATEMENT DATA:
Net interest income	$50,905	$46,585	$33,890	$27,701	$22,054
Provision for loan losses	1,560	2,646	1,695	1,435	1,469
Noninterest income	14,156	11,296	9,990	7,707	6,607
Noninterest operating expenses	50,403	42,466	32,510	25,428	20,512
Income before income taxes	13,098	12,769	9,675	8,545	6,680
Net income	8,817	8,591	6,557	5,674	4,448

COMMON SHARE DATA:
Net income per share: Basic	$1.47	$1.75	$1.44	$1.29	$1.07
Diluted	1.38	1.63	1.34	1.18	0.97
Book Value per share	15.07	14.31	10.62	9.40	7.61

SELECTED RATIOS:
PERFORMANCE:
Return on average assets	0.61%	0.73%	0.74%	0.81%	0.82%
Return on average stockholders' equity	9.91	14.78	14.27	14.86	14.85
Net interest margin	3.77	4.28	4.20	4.29	4.40

LIQUIDITY AND CAPITAL:
Average loans to average deposits	58.87%	57.20%	52.23%	56.91%	63.25%
Average stockholders' equity to average total assets	6.12	4.96	5.22	5.49	5.54
Risk based capital: Tier 1	9.79	11.57	9.57	11.16	10.22
Total	10.61	12.49	10.49	12.22	11.78
Leverage Capital	6.69	7.79	6.19	7.00	7.33

ASSET QUALITY:
Net charge-offs to average loans outstanding	0.02%	0.14%	0.20%	0.23%	0.21%
Non-performing loans to total year-end loans	0.31	0.13	0.25	0.45	0.26
Non-performing assets to total year-end assets	0.16	0.11	0.13	0.23	0.15
Allowance for loan losses to total year-end loans	1.12	1.21	1.26	1.40	1.33
Allowance for loan losses to non-performing loans	364	916	513	311	519

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference to the Company’s 2005 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2005 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2005 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2005. There have not been any significant changes in the Company’s disclosure controls and procedures during 2005. The Report on Management’s Assessment of Internal Control Over Financial Reporting is provided in the next section. The attestation report of Beard Miller Company LLP, the Company’s independent registered public accounting firm, regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 is provided in the Company’s 2005 Annual Report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Management’s Report on Internal Control over Financial Reporting

Pennsylvania Commerce Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Pennsylvania Commerce Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for liability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework. Beard Miller Company LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 13, 2006

Item 9B. Other Information

None.

Part III.

Item 10. Directors and Executive Officers of the Registrant

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2006. In addition to a Code of Business Conduct and Ethics applicable to all employees and the Board of Directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Both of these codes are posted under the Investor Relations link on the Company’s website, www.commercepc.com.

Item  11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Item 13. Certain Relationships and Related Transactions

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Item 14. Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3)  List of Exhibits:

3.1.	Articles of Incorporation of the Company as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2006)
3.2.	By-Laws of the Company as amended (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2006)
4.
Registration Rights Agreement dated as of September 29, 2004 between the Company and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2004)

10.1.	The Company’s 1990 Directors Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 1, 1999) *
10.2.	The Company’s 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2004)
10.3.
Warrant Agreement and Warrant No. 1 of Commerce Bank/Harrisburg, N.A. dated October 7, 1988 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000)

10.4.	Amendment No. 1 to the Stock and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2000)
10.5.	The Company’s 2001 Directors Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2004)*
10.6.
Amendment No. 1 to Network Agreement, including original Network Agreement, by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc., and Commerce Bank/Harrisburg, N.A. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2003)

10.7.
Amendment No. 2 to Network Agreement, including original Network Agreement, by and among Commerce Bancorp, Inc., Pennsylvania Commerce Bancorp, Inc., and Commerce Bank/Harrisburg, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2004)

10.8.
Stock Purchase Agreement dated as of September 29, 2004 between Pennsylvania Commerce Bancorp, Inc. and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2004)

10.9.	The Company’s 2006 Employee Stock Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Form DEF 14-A), filed with the SEC on April 22, 2005)
11.	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2005 Annual Report to Shareholders and is incorporated by reference herein.)
13.	Pennsylvania Commerce Bancorp, Inc. 2005 Annual Report to Shareholders
21.	Subsidiaries of the Company
23.	Consent of Beard Miller Company LLP.
31.1.	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2.	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32.	Section 1350 Certification by CEO and CFO
99.	Agreement to Furnish Debt Instruments
(b)	Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules - None required.
* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennsylvania Commerce Bancorp, Inc. (Registrant)

Date: March 16, 2006	By /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: March 16, 2006	By /s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2006
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2006
James R. Adair

/s/ John J. Cardello	Director	March 16, 2006
John J. Cardello

/s/ Douglas S. Gelder	Director	March 16, 2006
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2006
Alan R. Hassman

/s/ Howell C. Mette	Director	March 16, 2006
Howell C. Mette

/s/ Michael A. Serluco	Director	March 16, 2006
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 16, 2006
Samir J. Srouji, M.D.