Form 10-Q
period 2006-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2006-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA 17111-0999__
(Address of principal executive offices) (zip code)

(717) 303-3000
(Registrant's telephone number, including area code)

______100 Senate Avenue, P.O. Box 8599, Camp Hill, PA 17001-8599______
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,074,032 Common shares outstanding at 4/30/06

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	(dollars in thousands, except share amounts)	(unaudited) March 31, 2006	December 31, 2005
Assets	Cash and due from banks	$39,555	$36,422
	Federal funds sold	0	0
	Cash and cash equivalents	39,555	36,422
	Securities, available for sale at fair value	417,362	380,836
	Securities, held to maturity at cost
	(fair value 2006: $307,826; 2005: $301,978)	315,823	306,266
	Loans, held for sale	7,616	10,585
	Loans receivable, net of allowance for loan losses
	(allowance 2006: $9,656; 2005: $9,231)	868,534	815,439
	Restricted investments in bank stocks	13,572	11,463
	Premises and equipment, net	73,873	66,264
	Other assets	16,422	13,846
	Total assets	$1,752,757	$1,641,121
Liabilities	Deposits:
	Noninterest-bearing	$276,808	$248,101
	Interest-bearing	1,171,318	1,122,961
	Total deposits	1,448,126	1,371,062
	Short-term borrowings and repurchase agreements	187,600	157,900
	Long-term debt	13,600	13,600
	Other liabilities	10,773	6,916
	Total liabilities	1,660,099	1,549,478
Stockholders’ Equity	Preferred stock - Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized; issued and outstanding - 2006: 6,071,096; 2005: 6,013,859	6,071	6,014
	Surplus	65,676	64,859
	Retained earnings	26,784	24,767
	Accumulated other comprehensive income (loss)	(6,273)	(4,397)
	Total stockholders’ equity	92,658	91,643
	Total liabilities and stockholders’ equity	$1,752,757	$1,641,121

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

		Three Months Ending March 31,
	(dollars in thousands, except per share amounts)	2006	2005
Interest	Loans receivable, including fees:
Income	Taxable	$14,710	$10,407
	Tax-exempt	198	75
	Securities:
	Taxable	9,351	6,591
	Tax-exempt	29	105
	Federal funds sold	0	2
	Total interest income	24,288	17,180
Interest	Deposits	8,329	4,320
Expense	Short-term borrowings	2,408	348
	Long-term debt	354	354
	Total interest expense	11,091	5,022
	Net interest income	13,197	12,158
	Provision for loan losses	475	545
	Net interest income after provision for loan losses	12,722	11,613
Noninterest	Service charges and other fees	3,721	2,695
Expenses	Other operating income	153	106
	Gains on sales of loans	384	405
	Total noninterest income	4,258	3,206
Noninterest	Salaries and employee benefits	7,466	5,982
Expenses	Occupancy	1,558	1,232
	Furniture and equipment	733	661
	Advertising and marketing	664	506
	Data processing	1,209	747
	Postage and supplies	407	291
	Other	1,888	1,728
	Total noninterest expenses	13,925	11,147
	Income before taxes	3,055	3,672
	Provision for federal income taxes	1,018	1,211
	Net income	$2,037	$2,461
	Net Income per Common Share:
	Basic	$0.33	$0.41
	Diluted	0.32	0.39
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,054	5,902
	Diluted	6,376	6,319

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance: January 1, 2005	$400	$5,870	$62,790	$16,030	$(51)	$85,039
Comprehensive income:
Net income	-	-	-	2,461	-	2,461
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	(2,639)	(2,639)
Total comprehensive income (loss)						(178)
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 24,000 shares issued under stock option plans, including tax benefit of $387	-	24	689	-	-	713
Common stock of 140 shares issued under employee stock purchase plan	-	-	7	-	-	7
Proceeds from issuance of 6,643 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	6	223	-	-	229
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
March 31, 2005	$400	$5,924	$63,685	$18,471	$(2,690)	$85,790

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance: January 1, 2006	$400	$6,014	$64,859	$24,767	$(4,397)	$91,643
Comprehensive income:
Net income	-	-	-	2,037	-	2,037
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	(1,876)	(1,876)
Total comprehensive income (loss)						161
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 52,296 shares issued under stock option plans, including tax benefit of $405	-	52	642	-	-	694
Common stock of 110 shares issued under employee stock purchase plan	-	-	3	-	-	3
Proceeds from issuance of 4,831 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	5	140	-	-	145
Common stock share-based awards	-	-	32	-	-	32
March 31, 2006	$400	$6,071	$65,676	$26,784	$(6,273)	$92,658

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Three Months Ending March 31,
	(in thousands)	2006	2005
Operating Activities	Net income	$2,037	$2,461
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	475	545
	Provision for depreciation and amortization	863	654
	Deferred income taxes	(477)	(156)
	Amortization of securities premiums and accretion of discounts, net	248	254
	Proceeds from sales of loans	24,797	23,959
	Loans originated for sale	(21,554)	(21,841)
	Gains on sales of loans held for sale	(384)	(405)
	Tax benefit on exercise of stock options	0	387
	Noncash compensation	32	0
	Increase in other assets	(1,129)	(1,372)
	Increase (decrease) in other liabilities	3,857	(14,014)
	Net cash provided (used) by operating activities	8,765	(9,528)
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	6,889	21,049
	Purchases	(16,500)	(50,056)
	Securities available for sale:
	Proceeds from principal repayments and maturities	15,219	18,689
	Purchases	(54,782)	(59,485)
	Proceeds from sale of loans receivable	1,181	4,130
	Net increase in loans receivable	(54,641)	(47,254)
	Net purchase of restricted investments in bank stock	(2,109)	(1,906)
	Purchases of premises and equipment	(8,472)	(1,846)
	Net cash used by investing activities	(113,215)	(116,679)

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	74,413	15,683
	Net increase (decrease) in time deposits	2,651	(3,307)
	Net increase in short-term borrowings	29,700	100,700
	Proceeds from common stock options exercised	289	326
	Proceeds from dividend reinvestment and common stock purchase plan	145	229
	Tax benefit on exercise of stock options	405	0
	Cash dividends on preferred stock	(20)	(20)
	Net cash provided by financing activities	107,583	113,611
	Increase (decrease) in cash and cash equivalents	3,133	(12,596)
	Cash and cash equivalents at beginning of year	36,422	40,910
	Cash and cash equivalents at end of period	$39,555	$28,314

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

Note 2. STOCK DIVIDENDS AND PER SHARE DATA

On January 28, 2005 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend, paid on February 25, 2005, to stockholders of record on February 10, 2005. Payment of the stock split resulted in the issuance of approximately 2.9 million additional common shares.

Note 3. STOCK-BASED COMPENSATION

Prior to 2006, the Company accounted for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). This method required that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally did not recognize compensation expense related to stock option awards because the stock options generally had fixed terms and exercise prices that were equal to or greater than the fair value of the Company’s common stock at the grant date.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” (FAS 123(R)). FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) using the modified prospective method based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R) will have an unfavorable impact on our net income and net income per share in 2006 and future periods as we begin to recognize compensation expense for stock option awards.

In conjunction with FAS123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant, and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital “APIC” pool) from the method defined in FAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123(R). We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method we will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FSP No. 123(R)-4, “Classifications of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FSP was required to be applied upon initial adoption of FAS 123(R). The Company does not have any option grants that allow for cash settlement.

On December 16, 2005, the Company’s Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors. This acceleration was effective as of December 18, 2005. The Company recorded a one-time charge in the fourth quarter of 2005 of approximately $70,000, or $.01 per share, as a result of the accelerated vesting. The decision to accelerate the vesting of the options was to enable the Company to reduce the amount of non-cash compensation expense that would have been recorded in the Company’s income statement in future periods upon the adoption of FAS 123(R) in January 2006. The Company has placed a restriction on the members of senior management and the Board of Directors that would prevent the sale, or any other transfer, of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment.

As a result of the acceleration, options to purchase approximately 176,000 shares of common stock became immediately exercisable in December 2005. The Company estimates that the accelerated vesting of these options will eliminate potential pre-tax compensation expense in future periods of approximately $1.8 million, including approximately $700,000 in 2006.

In 2000, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2001 Directors’ Stock Option Plan. The Plan commenced January 1, 2001 and replaced the 1990

Directors’ Stock Option Plan, which expired December 31, 2000. The Plan covers 243,100 authorized shares of common stock reserved for issuance upon exercise of options granted or available for grant to non-employee directors and will expire on December 31, 2010. Under the Company’s Directors’ Stock Option Plan, each non-employee director of the Company who is not regularly employed on a salaried basis by the Company may be entitled to an option to acquire shares, as determined by the Board of Directors, of the Company’s common stock during each year in which the Director serves on the Board. The Plan provides that the option price will be fixed by the Board of Directors, but will not be less than 100% of the fair market value of the stock on the date of the grant. Options granted through December 16, 2004 are exercisable from the earlier of (1) one year after the date of the option grant, or (2) the date of a change in control of the Bank. As a result of a plan amendment adopted on December 17, 2004, all stock option awards granted to non-employee directors from that date forward will vest over a four-year period. Stock option awards under this plan are typically granted to non-employee directors during the first quarter of each year. For the quarter ended March 31, 2006, each non-employee director was awarded 4,000 non-qualified stock options. The exercise price of each option was set at $31.25 per share, the market price of the Company’s common stock on February 17, 2006, the date of grant.

In 2005, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2006 Employee Stock Option Plan for the Officers and employees of the Company. The Plan commenced on January 1, 2006 and replaced the 1996 Employee Stock Option Plan, which expired December 31, 2005. The Plan covers 500,000 authorized shares of common stock reserved for issuance upon exercise of options granted or available for grant to employees and will expire on December 31, 2015. The Plan provides that the option price of qualified incentive stock options will be fixed by the Board of Directors, but will not be less than 100% of the fair market value of the stock at the date of grant. In addition, the Plan provides that the option price of nonqualified stock options (NQSO’s) also will be fixed by the Board of Directors, however for NQSO’s the option price may be less than 100% of the fair market value of the stock at the date of grant. Options granted are not exercisable until one year after the grant date, are vested evenly over a four-year period, and expire ten years after the grant date if not exercised. Stock option awards under this plan are typically granted to Officers and Employees during the first quarter of each year. For the quarter ended March 31, 2006, a total of 120,250 stock options were awarded to Officers and Employees of the Company as a whole. The exercise price of each option was set at $31.25 per share, the market price of the Company’s common stock on February 17, 2006, the date of grant.

The following table illustrates the impact on net income and earnings per share had the Company applied FAS 123(R) in the first three months of 2005:

(in thousands, except per share amounts)	Three Months Ending March 31, 2005
Net Income:
As reported	$2,461
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(116)
Pro-forma	$2,345
Reported earnings per share:
Basic	$0.41
Diluted	0.39
Pro-forma earnings per share:
Basic	$0.39
Diluted	0.37

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The Black-Scholes model used the following weighted-average assumptions for 2006 and 2005, respectively: risk-free interest rates of 4.6% and 4.1%; volatility factors of the expected market price of the Company's common stock of .19 and .26; weighted average expected lives of the options of 8.2 years and 7.3 years; weighted average fair value of options granted of $11.11 and $12.38; and no cash dividends. In the first quarter of 2006, the Company issued 148,250 options to purchase shares of the Company’s stock at a price of $31.25.

Prior to the adoption of FAS 123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $405,000 excess tax benefit classified as a financing cash flow in 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

Note 4. NEW ACCOUNTING STANDARDS

In January 2006, the Company adopted Financial Accounting Standard Board (“FASB”) Staff Position (“FSP”) SFAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP did not have a significant impact on the Company’s financial position or results of operations.

In January 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not impact our consolidated financial statements.

In January 2006, the Company adopted SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The adoption of the provisions of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In January 2006, the Company adopted FASB Staff Position FAS 13-1 (“FSP 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period, versus capitalizing these rental costs. The adoption of FSP 13-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe the adoption of SFAS 155 will have a material impact on the Company's financial position and results of operations.

 In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets —An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning in 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

Note 5.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. As of March 31, 2006, the Company had $324.7 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

Future Facilities

The Company has entered into a land lease for the premises located at 23 Rohrerstown Road, Hempfield Township, Lancaster County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in 2006.

Note 6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are provided on the next page:

	Three Months Ending March 31,
(in thousands)	2006	2005
Unrealized holding gains (losses) on available for sale securities occurring during the period	$(2,842)	$(3,998)
Reclassification adjustment for gains included in net income	0	0
Net unrealized gains (losses)	(2,842)	(3,998)
Tax effect	966	1,359
Other comprehensive income (loss)	$(1,876)	$(2,639)

Note 7.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit when issued have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees to support these commitments. The Company had $20.2 million of standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first three months of 2006, total deposits increased $77.1 million from $1.37 billion at December 31, 2005 to $1.45 billion at March 31, 2006. The increase in total deposits was due to a combination of growth from both same stores and from new stores opened in 2005. We measure same store deposit growth as the annual percentage increase in core deposits for store offices open two years or more. Same store deposit growth was 15% as of March 31, 2006 and, as of that date, 23 of our 28 stores had been open for two years or more. Core deposits increased 6% from $1.31 billion at December 31, 2005 to $1.39 billion at March 31, 2006. Our core deposits include all deposits except for public fund time deposits.

During the first three months of 2006 our total net loans (including loans held for sale) increased by $50.2 million, from $826.0 million as of December 31, 2005 to $876.2 million at March 31, 2006. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at March 31, 2006 was 61%, as compared to 60% as of December 31, 2005.

During the first three months of 2006 our total assets grew by $111.6 million, from $1.64 billion at December 31, 2005 to $1.75 billion as of March 31, 2006. During this same period, interest-earning assets (primarily loans and investments) increased by $98.3 million from $1.52 billion to $1.62 billion. The growth in earning assets was funded by the previously mentioned deposit growth of $77.1 million as well as an increase of $29.7 million in short-term borrowings.

Net interest income for the first quarter of 2006 grew by $1.0 million, or 9%, compared to the first quarter of 2005 due to the increased volume in interest earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $2.1 million, or 14%, for the first quarter of 2006 compared to the first quarter of 2005. Net income decreased by 17%, from $2.5 million for the first quarter 2005 to $2.0 million for the first quarter of 2006. Diluted net income per common share decreased 18% for the first quarter of 2006 compared to the same period in 2005.

The decrease in net income and related net income per share was primarily due to the current interest rate environment in which long-term rates had the same level of yields as did short-term rates. Characterized as a “flat” yield curve, this rare rate environment has affected banks nationwide, including Commerce, adding pressure to our net interest margin and constraining our historical net interest income growth. We feel this net interest margin compression is a short-term hurdle and we remain committed to the expansion of the Commerce Bank Model and to delivering legendary service to our Customers. Net income results for the first quarter of 2006 also included the expense impact of four new stores opened within the past twelve months.

In late March 2006, the Company completed construction of, and relocated approximately 300 employees into, Commerce Center, its new Headquarters, Operations and Training Center. This

facility, located at 3801 Paxton Street in Dauphin County, now houses our executive, lending, financial, training and operational support departments.

The financial highlights for 2006 compared to 2005 are summarized below:

(dollars in millions, except per share amounts)	March 31, 2006	March 31, 2005	% Change

Total Assets	$1,752.8	$1,377.2	27%
Total Loans (net)	868.5	681.1	28
Total Deposits	1,448.1	1,172.9	23

Total Revenues	$17.5	$15.4	14%
Net Income	2.0	2.5	(17)
Diluted Net Income Per Share	0.32	0.39	(18)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements for December 31, 2005. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended March 31, 2006 discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest earning assets averaged $1.58 billion for the first quarter of 2006 as compared to $1.20 billion for the same period in 2005. Approximately $190.6 million, or 50%, of this increase was in average loans outstanding and $191.6 million, or 50%, was in average investment securities. The fully-tax equivalent yield on earning assets for the first quarter of 2006 was 6.22%, an increase of 41 basis points (bps) over the comparable period in 2005. This increase resulted primarily from increased yields on loans receivable as a result of continued increases in the prime lending rate.

The growth in interest earning assets was funded by an increase in the average balance of interest-bearing deposits of $200.6 million, an increase in average noninterest-bearing demand deposits of $41.3 million, and an increase in average short-term borrowings of $157.3 million over the first quarter of 2005. Average interest-bearing liabilities increased from $996.9 million during the first quarter of 2005 to $1.35 billion during the first quarter of 2006. For the first quarter of 2006, average savings deposits increased $47.0 million, average retail and public fund interest-bearing demand deposits and money market accounts increased by $129.7 million, average time deposits increased $21.5 million, and average public funds time deposits increased $2.3 million over the first quarter of 2005. As of March 31, 2006, approximately $470 million, or 32%, of total deposits were either municipal deposits or corporate cash management deposits, both of which are indexed to the 90-day Treasury bill.

The average rate paid on interest-bearing liabilities for the first quarter of 2006 was 3.31% compared to 2.04% for the first quarter of 2005. Our deposit cost of funds increased from 1.46% in the first quarter of 2005 to 2.14% for the first three months of 2006. The aggregate cost of all funding sources was 2.83% for the first quarter of 2006, compared to 1.70% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the first quarter of 2006 compared to the first quarter of 2005. For the twelve month period ending March 31, 2006, the yield on the 3-month Treasury bill increased 184 bps whereas the yield on the 10-year Treasury note increased only 36 bps during the same timeframe.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on loans, investment securities, and other interest-earning assets and the interest expense paid on deposits and borrowed funds. Changes in net interest income and net interest margin result from the interaction between the volume and composition of earning assets, related yields and associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

•	the volume, pricing mix, and maturity of earning assets and interest-bearing liabilities;
•	market interest rate fluctuations; and
•	asset quality.

Net interest income on a tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) for the first quarter of 2006 increased by $1.0 million, or 9%, over the same period in 2005. Interest income on earning assets totaled $24.3 million, an increase of $7.1 million, or 41%, over 2005. Interest income on loans outstanding increased by 42% over the first quarter of 2005 and interest income on investment securities increased by 40% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the first quarter increased $6.1 million, or 121%, from $5.0 million in 2005 to $11.1 million in 2006. Interest expense on deposits increased by $4.0 million, or 93%, during the first quarter of 2006 over the first quarter of 2005 and interest expense on short-term borrowings increased by $2.1 million. The increase was related to a combination of the increase in our average level of deposits and short-term borrowings as well as an increase in the level of interest rates paid on these same interest-bearing liabilities for the current quarter versus the same period in 2005.

During the first quarter of 2006, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate an additional 50 (bps) to 4.75%. The federal funds rate has increased 8 times for a total of 200 bps from March 31, 2005 through March 31, 2006. As a result, our cost of funds has increased significantly over levels experienced in recent years. The increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets. For the remainder of 2006, we expect our continuing ability to grow core deposit balances will produce growth in overall net interest income, despite the flat yield curve. However, we would not expect to see expansion in the net interest margin until the yield curve steepens.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average earning assets. Our net interest rate spread on a fully taxable-equivalent basis was 2.91% during the first quarter of 2006 compared to 3.77% during the same period of the previous year. The fully tax-equivalent net interest margin decreased 72 basis points from 4.11% for the first quarter in 2005 to 3.39% for the first quarter in 2006 as a result of the increased cost of funding sources and the flattening yield curve.

Provision for Loan Losses

We recorded provisions of $475,000 to the allowance for loan losses for the first quarter of 2006 as compared to $545,000 for the first quarter of 2005. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses as previously stated in the Application of Critical Accounting Policies. Net charge-offs for the first quarter of 2006 were $50,000, or 0.01%, of average loans outstanding compared to net charge-offs of $40,000, or 0.01%, of average loans outstanding for the same period of 2005. The allowance for loan losses as a percentage of period-end loans was 1.10% at March 31, 2006 as compared to 1.12% and 1.21% at December 31, 2005 and March 31, 2005, respectively.

From December 31, 2005 to March 31, 2006, total non-performing loans increased from $2.5 million to $3.2 million and non-performing assets as a percentage of total assets increased from 0.16% at December 31, 2005 to 0.20% at March 31, 2006. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the first quarter of 2006 increased by $1.1 million, or 33%, over the same period in 2005. Deposit service charges and fees increased by 38% from $2.7 million for the first quarter of 2005 to $3.7 million in the first quarter of 2006. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions. The largest increase in noninterest income was debit card income, which increased by $377,000 in the first quarter of 2006 compared to the same period in 2005. Included in noninterest income for the first quarter were gains on the sale of student loans of $123,000 and $124,000 for 2006 and 2005, respectively. The Bank typically sells its student loans during the first quarter of each year. Also included were gains on the sale of small business administration loans totaling $110,000 in the first quarter of 2006 compared to $119,000 in the first quarter of 2005. The Company did not sell any securities during the first three months of 2006 or 2005.

Noninterest Expenses

For the first quarter of 2006, noninterest expenses increased by $2.8 million, or 25%, over the same period in 2005 primarily as a result of our opening four new stores within the past twelve month period. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2006, and March 31, 2005, is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.5 million, or 25%, for the first quarter of 2006 over the first quarter of 2005. The increased level of these expenses includes the impact of salary and benefit costs associated with the additional staff for the stores opened in April 2005, July 2005, August 2005, and October 2005 as well as additional lending, retail and back office staff to facilitate our growth.

Occupancy expenses totaled $1.6 million for the first quarter of 2006, an increase of $326,000, or 27%, over the first quarter of 2005 while furniture and equipment expenses increased 11%, or

 $72,000, over the first quarter of 2005. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities will partially offset higher levels of expense associated with the new building and its furniture and equipment. Additionally, the four stores opened in 2005 contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $664,000 for the three months ended March 31, 2006, an increase of $158,000, or 31%, over the first quarter of 2005. Advertising and marketing expenses for the first quarter of 2006 include costs associated with increased general marketing initiatives over the same period in 2005.

Data processing expenses increased by $462,000, or 62%, in the first quarter of 2006 over the three months ended March 31, 2005. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $407,000 were $116,000, or 40%, higher for the first quarter of 2006 than for the three months ended March 31, 2005. The increase was attributed to the increase in supplies needed to process higher volumes of transactions, the additional supplies needed for the new stores, and the postage rate increase that occurred on January 8, 2006.

Other noninterest expenses increased by $160,000, or 9%, for the three month period ended March 31, 2006, as compared to the same period in 2005. Components of the increase include expenses related to extending our business day cut-off to 6 pm and increases in consulting fees, shares tax expense, other non-credit related losses, and costs associated with compliance of section 404 of Sarbanes-Oxley Act, offset by a decrease in foreclosed real estate expense, recoveries on commercial loan expenses, and a decrease in correspondent bank charges.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gains on the sale of investment securities and gains on the sale of commercial loans). This ratio equaled 2.3% for the first quarter of 2006 and 2.5% for the first quarter of 2005. Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities and gains on the sale of commercial loans). For the quarter ended March 31, 2006, the operating efficiency ratio was 79.8%, compared to 72.6% for the similar period in 2005. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.0 million for the first quarter of 2006 as compared to $1.2 million for the same period in 2005. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.3% for the first three months of 2006 and 33.0% for the same period in 2005.

Net Income and Net Income Per Share

Net income for the first quarter of 2006 was $2.0 million, a decrease of $424,000, or 17%, from the $2.5 million recorded in the first quarter of 2005. The decrease was due to a $1.0 million increase in net interest income and a $1.1 million increase in noninterest income, partially offset by a $2.8 million increase in noninterest expenses.

Basic earnings per common share were $0.33 for the three months ended 2006, compared to $0.41 for the three months ended 2005. Diluted earnings per common share decreased 18% to $0.32 for the first three months of 2006 compared to $0.39 for the first three months of 2005.

Return on Average Assets and Average Equity

Return on average assets, referred to as “ROA,” measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2006 was 0.49% as compared to 0.78% for the first quarter of 2005. ROA has remained below our peer group level as a result of our significant expenses incurred while increasing our footprint in South Central Pennsylvania by expanding our number of stores from 24 at this time one year ago to 28 stores at March 31, 2006. Additionally, the Company has invested approximately $19.0 million in the new Headquarters, Operations, and Training Center that opened at the end of the first quarter of 2006.

Return on average equity, referred to as “ROE,” indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE for the first quarter of 2006 was 8.92%, as compared to 11.69% for the first quarter of 2005.

FINANCIAL CONDITION

Securities

During the first three months of 2006, securities available for sale increased by $36.5 million from $380.8 million at December 31, 2005 to $417.4 million at March 31, 2006. This resulted from the purchase of $54.8 million in securities, primarily offset by $15.2 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.6 years at March 31, 2006 and 3.9 years at December 31, 2005 with a current weighted average yield of 5.29% at March 31, 2006 and 5.11% at December 31, 2005. There were no sales of available for sale securities during the first quarter of 2006.

During the first three months of 2006, securities held to maturity increased by $9.6 million as a result of purchases totaling $16.5 million, offset by principal repayments of $6.9 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 4.0 years at March 31, 2006 and 5.5 years at December 31, 2005 with a weighted average yield of 5.26% at March 31, 2006 and 5.23% at December 31, 2005. There were no sales of held to maturity securities during the first quarter of 2006.

Total securities represented 42% of total assets at both March 31, 2006 and December 31, 2005, and aggregated $733.2 million and $687.1 million, respectively, for the same two periods.

The average fully-taxable equivalent yield on the combined securities portfolio for the first three months of 2006 was 5.18% as compared to 5.06% for the similar period of 2005.

Loans Held for Sale

Loans held for sale are comprised of student loans, residential mortgage loans, and small business administration (“SBA”) loans which we intend to sell and reinvest in commercial loans and investment securities. The Bank sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2005 and March 31, 2006, none of the residential mortgage loans held for sale were past due or impaired. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. During the first three months of 2006, total loans held for sale decreased approximately $3.0 million from $10.6 million at December 31, 2005 to $7.6 million at March 31, 2006. At December 31, 2005, loans held for sale were comprised of $8.1 million of student loans, $2.2 million of residential mortgages, and $246,000 of SBA loans as compared to $3.3 million of student loans, $3.1 million of residential loans, and $1.2 million of SBA loans at March 31, 2006. The change was the result of the sale of $8.2 million of student loans, $18.7 million of residential loans, and $246,000 million of SBA loans, offset by originations of $24.1 million in new loans held for sale. Loans held for sale as a percent of total assets represented approximately 0.4% at March 31, 2006 and 0.6% at December 31, 2005.

Loans Receivable

During the first three months of 2006, total gross loans receivable increased by $53.5 million from $824.7 million at December 31, 2005, to $878.2 million at March 31, 2006. The growth was widespread across all loan categories. Gross loans receivable represented 61% of total deposits and 50% of total assets at March 31, 2006, as compared to 60% and 50%, respectively, at December 31, 2005. The composition of the Company’s loan portfolio is as follows:

(dollars in thousands)	As of 3/31/2006	% of Total	As of 3/31/2005	% of Total	$ Increase	% Increase
Commercial	$259,800	30%	$187,049	27%	$72,751	39%
Consumer	156,360	18	115,429	17	40,931	35
Commercial Real Estate	365,474	42	299,192	43	66,282	22
Residential	96,556	10	87,757	13	8,799	10
Gross Loans	878,190	100%	689,427	100%	188,763	27%
Less: Reserves	(9,656)		(8,352)		(1,304)
Net Loans	$868,534		$681,075		$187,459	28%

Loan and Asset Quality and Allowance for Loan Losses

Total non-performing assets (non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest) at March 31, 2006, were $3.6 million, or 0.20%, of total assets as compared to $2.7 million, or 0.16%, of total assets at December 31, 2005. Total non-performing loans (nonaccrual loans and restructured loans) were $3.2 million at March 31, 2006 as compared to $2.5 million at December 31, 2005. This increase was related to one commercial business loan which was moved to nonaccrual status during the quarter. Total delinquent loans (those loans 30 days or more delinquent) as a percentage of total loans were 0.63% at March 31, 2006, compared to 0.36% at December 31, 2005. Foreclosed real estate totaled $379,000 at March 31, 2006 and $159,000 at December 31, 2005. Commercial business nonaccrual loans were comprised of twelve loans at December 31, 2005 and eleven loans at March 31, 2006. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets as of March 31, 2006 and 2005 and December 31, 2005.

	Non-performing Loans and Assets
(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Nonaccrual loans:
Commercial	$1,599	$684	$859
Consumer	256	296	14
Mortgage:
Construction	0	0	0
Mortgage	1,327	1,322	380
Total nonaccrual loans	3,182	2,302	1,253
Loans past due 90 days or more and still accruing	0	233	0
Renegotiated loans	0	0	268
Total non-performing loans	3,182	2,535	1,521
Foreclosed real estate	379	159	384
Total non-performing assets	$3,561	$2,694	$1,905
Non-performing loans to total loans	0.36%	0.31%	0.22%
Non-performing assets to total assets	0.20%	0.16%	0.14%
Non-performing loan coverage	304%	364%	549%
Non-performing assets / capital plus reserves	3%	3%	2%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $1.4 million, considered by our internal loan review department as potential problem loans at March 31, 2006, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Three Months Ending March 31, 2006	Year Ending December 31, 2005	Three Months Ending March 31, 2005
Balance at beginning of period	$ 9,231	$ 7,847	$ 7,847
Provisions charged to operating expense	475	1,560	545
	9,706	9,407	8,392
Recoveries of loans previously charged-off:
Commercial	45	546	67
Consumer	14	50	27
Real Estate	0	0	0
Total recoveries	59	596	94
Loans charged-off:
Commercial	0	(627)	(116)
Consumer	(109)	(135)	(18)
Real Estate	0	(10)	0
Total charged-off	(109)	(772)	(134)
Net charge-offs	(50)	(176)	(40)
Balance at end of period	$ 9,656	$ 9,231	$ 8,352
Net charge-offs as a percentage of average loans outstanding	0.01%	0.02%	0.01%
Allowance for loan losses as a percentage of period-end loans	1.10%	1.12%	1.21%

Premises and Equipment

During the first three months of 2006, premises and equipment increased by $7.6 million, or 11%, from $66.3 million at December 31, 2005 to $73.9 million at March 31, 2006. Additional capitalized costs relating to the new Commerce Center accounted for $6.4 million of the increase to premises. The remaining increase was a result of furniture and equipment purchases necessary for our additions to staff and replacing certain fixed assets, partially offset by the provision for depreciation and amortization.

Other Assets

Other assets totaled $16.4 million at March 31, 2006 as compared to $13.8 million at December 31, 2005. The increase was primarily the result of an increase in federal deferred tax assets and prepaid shares tax expense.

Deposits

Total deposits at March 31, 2006 were $1.45 billion, up $77.1 million, or 6%, over total deposits of $1.37 billion at December 31, 2005. Core deposits (total deposits less public fund time deposits) averaged $1.34 billion for the quarter ended March 31, 2006, up $239.6 million, or 22%, over average core deposits for the quarter ended March 31, 2005. The average balances and weighted average rates paid on deposits for the first three months of 2006 and 2005 are presented in the table on the next page.

	Three Months Ending March 31,
	2006		2005
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$241,765		$200,418
Interest-bearing (money market and checking)	548,444	3.33%	418,702	1.97%
Savings	349,993	2.03	302,987	1.22
Time deposits	233,719	3.61	209,842	2.63
Total deposits	$1,373,921		$1,131,949

Short-Term Borrowings

Short-term borrowings used to meet short-term funding needs consist of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At March 31, 2006, short-term borrowings totaled $187.6 million. Short-term borrowings were $100.7 million at March 31, 2005 and $157.9 million at December 31, 2005. The average rate paid on the short-term borrowings was 4.61% during the first three months of 2006, compared to an average rate paid of 2.69% during the first three months of 2005. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At March 31, 2006, stockholders’ equity totaled $92.7 million, up 1% over stockholders’ equity of $91.6 million at December 31, 2005. Stockholders’ equity at March 31, 2006 included $6.3 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $2.9 million from $96.0 million at December 31, 2005, to $98.9 million at March 31, 2006 due to retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated banks to have Tier 1 capital of at least 4% of total assets. At March 31, 2006, the Bank met the definition of a “well-capitalized” institution. The Bank is exploring different options for an increase in capital later in 2006 in order to maintain its “well-capitalized” rating.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

	March 31, 2006	December 31, 2005	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Risk-Based Capital Ratios:
Tier 1	9.32%	9.77%	4.00%	6.00%
Total	10.13	10.60	8.00	10.00
Leverage ratio (to average assets)	6.57	6.68	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce at March 31, 2006 are as follows: leverage ratio of 6.59%, Tier 1 capital to risk-weighted assets of 9.34%, and total capital to risk-weighted assets of 10.15%.

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

Our income simulation model analyzes interest rate sensitivity by projecting net income over the next 24 months in a flat rate scenario versus net income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point increase and a 200 basis point decrease during the next year, with rates remaining constant in the second year. The 200 basis point decrease scenario is a change in risk measurement adopted by management during the third quarter of 2005. For the period January 2002 through June 2005, management used a 100 basis point decrease as its risk measurement analytic due to the historical low interest rate environment present throughout the majority of this time period. As a result of increases in short-term interest rates totaling 375 bps between June 30, 2004 and March 31, 2006, management feels that a scenario monitoring a 200 basis point decrease in interest rates is more appropriate going forward.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net income volatility in a plus 200 or minus 200 basis point scenario is within 12% of net income in a flat rate scenario in the first year and 18% using a two year planning window.

The following table illustrates the impact on projected net income at March 31, 2006 of a plus 200 and minus 200 basis point change in interest rates as well as a plus 200 and minus 100 basis point change in interest rates at March 31, 2005.

	Basis Point Change
	Plus 200	Minus 200	Minus 100
March 31, 2006:
Twelve Months	(20.7)%	16.4%	N/A
Twenty-four Months	(16.1)%	7.0%	N/A
March 31, 2005:
Twelve Months	(4.0)%	N/A	1.8%
Twenty-four Months	4.1%	N/A	(2.5)%

Each of these forecasts, with the exception of the twelve-month forecast under a plus 200 basis point change as of March 31, 2006, is within an acceptable level of interest rate risk per the policies established by our ALCO. In the event the model indicates an unacceptable level of risk, management could undertake a number of actions that would reduce this risk, including a sale of a portion of the available for sale investment portfolio, adjusting the ratio of fixed vs. floating rate assets as a percentage of total assets, adjusting the level of short-term assets to short-term liabilities, fixing the cost of our short-term borrowings, or reducing the level of our short-term borrowings.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point (bp) increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At March 31, 2006, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 basis point change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premium. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign its own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2006 provide an accurate assessment of our interest rate risk. At March 31, 2006, the average life of our core deposit transaction accounts was 17.3 years.

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

Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the following sources: the availability and maintenance of a strong base of core customer deposits, maturing short-term assets, the ability to sell investment securities, short-term borrowings and access to capital markets.

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

We also maintain secondary sources of liquidity consisting of federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank, which can be drawn upon if needed. As of March 31, 2006, our total potential liquidity through these secondary sources was $554.0 million of which $366.4 million was currently available, as compared to $363.2 million available out of our total potential liquidity of $521.1 million at December 31, 2005.

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

Item 4.  Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that their Disclosure Controls or their “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. The Company’s Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed, and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1a.  Risk Factors.

No material changes to report for the quarter ending March 31, 2006 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending March 31, 2006.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ending March 31, 2006.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending March 31, 2006.

Item 5.  Other Information.

No items to report for the quarter ending March 31, 2006.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

5/10/06	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/10/06	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002