Form 10-Q
period 2006-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2006-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to___________________________

Commission File Number: 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

(717) 303 - 3000
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,113,050 Common shares outstanding at 7/31/06

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	(dollars in thousands, except share amounts)	(unaudited) June 30, 2006	December 31, 2005
Assets	Cash and due from banks	$50,561	$36,422
	Federal funds sold	0	0
	Cash and cash equivalents	50,561	36,422
	Securities, available for sale at fair value	397,797	380,836
	Securities, held to maturity at cost
	(fair value 2006: $313,852; 2005: $301,978)	325,093	306,266
	Loans, held for sale	10,579	10,585
	Loans receivable, net of allowance for loan losses
	(allowance 2006: $9,677; 2005: $9,231)	888,391	815,439
	Restricted investments in bank stocks	15,640	11,463
	Premises and equipment, net	80,210	66,264
	Other assets	15,662	13,846
	Total assets	$1,783,933	$1,641,121
Liabilities	Deposits:
	Noninterest-bearing	$279,870	$248,101
	Interest-bearing	1,136,620	1,122,961
	Total deposits	1,416,490	1,371,062
	Short-term borrowings and repurchase agreements	252,100	157,900
	Long-term debt	13,600	13,600
	Other liabilities	8,113	6,916
	Total liabilities	1,690,303	1,549,478
Stockholders’ Equity	Preferred stock - Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized; issued and outstanding - 2006: 6,112,304; 2005: 6,013,859	6,112	6,014
	Surplus	66,201	64,859
	Retained earnings	28,814	24,767
	Accumulated other comprehensive income (loss)	(7,897)	(4,397)
	Total stockholders’ equity	93,630	91,643
	Total liabilities and stockholders’ equity	$1,783,933	$1,641,121

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

		Three Months Ending		Six Months Ending
	(in thousands,	June 30,		June 30,
	except per share amounts)	2006	2005	2006	2005
Interest	Loans receivable, including fees:
Income	Taxable	$15,873	$11,517	$30,583	$21,924
	Tax-exempt	235	83	433	158
	Securities:
	Taxable	9,967	7,587	19,318	14,178
	Tax-exempt	23	107	52	212
	Federal funds sold	0	0	0	2
	Total interest income	26,098	19,294	50,386	36,474
Interest	Deposits	8,983	5,195	17,312	9,515
Expense	Short-term borrowings	3,312	889	5,720	1,237
	Long-term debt	355	355	709	709
	Total interest expense	12,650	6,439	23,741	11,461
	Net interest income	13,448	12,855	26,645	25,013
	Provision for loan losses	506	625	981	1,170
	Net interest income after provision for loan losses	12,942	12,230	25,664	23,843
Noninterest	Service charges and other fees	4,204	3,018	7,925	5,713
Income	Other operating income	166	112	319	218
	Gains on sale of securities available for sale	0	186	0	186
	Gains on sales of loans	244	390	628	795
	Total noninterest income	4,614	3,706	8,872	6,912
Noninterest	Salaries and employee benefits	7,520	6,426	14,986	12,408
Expenses	Occupancy	1,673	1,289	3,231	2,521
	Furniture and equipment	970	718	1,703	1,379
	Advertising and marketing	675	737	1,339	1,243
	Data processing	1,324	908	2,533	1,655
	Postage and supplies	360	309	767	600
	Other	1,976	1,742	3,864	3,470
	Total noninterest expenses	14,498	12,129	28,423	23,276
	Income before taxes	3,058	3,807	6,113	7,479
	Provision for federal income taxes	1,008	1,252	2,026	2,463
	Net income	$2,050	$2,555	$4,087	$5,016
	Net Income per Common Share:
	Basic	$0.33	$0.43	$0.67	$0.84
	Diluted	0.32	0.40	0.64	0.79
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,088	5,940	6,071	5,921
	Diluted	6,369	6,351	6,355	6,330

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2005	$400	$5,870	$62,790	$16,030	$(51)	$85,039
Comprehensive income:
Net income	-	-	-	5,016	-	5,016
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	(552)	(552)
Total comprehensive income (loss)						4,464
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 45,241 shares issued under stock option plans, including tax benefit of $456	-	45	1,110	-	-	1,155
Common stock of 280 shares issued under employee stock purchase plan	-	-	11	-	-	11
Proceeds from issuance of 12,951 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	13	409	-	-	422
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
Balance, June 30, 2005	$400	$5,952	$64,296	$21,006	$(603)	$91,051

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2006	$400	$6,014	$64,859	$24,767	$(4,397)	$91,643
Comprehensive income:
Net income	-	-	-	4,087	-	4,087
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	(3,500)	(3,500)
Total comprehensive income (loss)						587
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 83,323 shares issued under stock option plans, including tax benefit of $510	-	83	801	-	-	884
Common stock of 170 shares issued under employee stock purchase plan	-	-	5	-	-	5
Proceeds from issuance of 14,952 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	15	406	-	-	421
Common stock share-based awards	-	-	130	-	-	130
Balance, June 30, 2006	$400	$6,112	$66,201	$28,814	$(7,897)	$93,630

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Six Months Ending June 30,
	(in thousands)	2006	2005
Operating Activities	Net income	$4,087	$5,016
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	981	1,170
	Provision for depreciation and amortization	1,873	1,437
	Deferred income taxes	(146)	527
	Amortization of securities premiums and accretion of discounts, net	447	579
	Net gain on securities available for sale	0	(186)
	Proceeds from sales of loans	47,739	48,206
	Loans originated for sale	(47,216)	(43,639)
	Gains on sales of loans held for sale	(628)	(795)
	Tax benefit on exercise of stock options	0	456
	Noncash compensation	130	0
	(Increase) decrease in other assets	322	(10,387)
	Increase (decrease) in other liabilities	1,199	(14,234)
	Net cash provided (used) by operating activities	8,788	(11,850)
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	12,569	31,188
	Purchases	(31,500)	(66,654)
	Securities available for sale:
	Proceeds from principal repayments and maturities	31,990	43,085
	Proceeds from sales	0	7,222
	Purchases	(54,782)	(99,119)
	Proceeds from sale of loans receivable	1,181	6,634
	Net increase in loans receivable	(75,004)	(82,979)
	Net purchase of restricted investments in bank stock	(4,177)	(5,197)
	Purchases of premises and equipment	(15,819)	(7,380)
	Net cash used by investing activities	(135,542)	(173,200)
Financing Activities
	Net increase in demand, interest checking, money market, and savings deposits	47,841	68,116
	Net increase (decrease) in time deposits	(2,413)	798
	Net increase in short-term borrowings	94,200	112,700
	Proceeds from common stock options exercised	374	699
	Proceeds from dividend reinvestment and common stock purchase plan	421	422
	Tax benefit on exercise of stock options	510	0
	Cash dividends on preferred stock	(40)	(40)
	Net cash provided by financing activities	140,893	182,695
	Increase (decrease) in cash and cash equivalents	14,139	(2,355)
	Cash and cash equivalents at beginning of year	36,422	40,910
	Cash and cash equivalents at end of period	$50,561	$38,555

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

Note 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

Note 2. STOCK-BASED COMPENSATION

Prior to 2006, the Company accounted for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This method required that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally did not recognize compensation expense related to stock option awards because the stock options generally had fixed terms and exercise prices that were equal to or greater than the fair value of the Company’s common stock at the grant date.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) using the modified prospective method. FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R) will have an unfavorable impact on our net income and net income per share in 2006 and in future periods as we recognize compensation expense for stock option awards.

In conjunction with FAS123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in

FAS 123(R)” effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows for the six month period ended June 30, 2006.

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

In 2000, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2001 Directors’ Stock Option Plan. The Plan commenced January 1, 2001 and replaced the 1990 Directors’ Stock Option Plan, which expired December 31, 2000. The Plan covers 243,100 authorized shares of common stock reserved for issuance upon exercise of options granted or available for grant to non-employee directors and will expire on December 31, 2010. Under the Company’s Directors’ Stock Option Plan, each non-employee director of the Company who is not regularly employed on a salaried basis by the Company may be entitled to an option to acquire shares, as determined by the Board of Directors, of the Company’s common stock during each year in which the Director serves on the Board. The Plan provides that the option price will be fixed by the Board of Directors, but will not be less than 100% of the fair market value of the stock on the date of the grant. Options granted through December 16, 2004 are exercisable from the earlier of (1) one year after the date of the option grant or (2) the date of a change in control of the Bank. As a result of a plan amendment adopted on December 17, 2004, all stock option awards granted to non-employee directors from that date forward will vest over a four-year period. Stock option awards under this plan are typically granted to non-employee directors during the first quarter of each year. In the first quarter of 2006, each non-employee director was awarded 4,000 non-qualified stock options. The exercise price of each option was set at $31.25 per share, the market price of the Company’s common stock on February 17, 2006, the date of grant.

In 2005, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2006 Employee Stock Option Plan for the officers and employees of the Company. The Plan commenced on January 1, 2006 and replaced the 1996 Employee Stock Option Plan, which expired December 31, 2005. The Plan covers 500,000 authorized shares of common stock reserved for issuance upon exercise of options granted or available for grant to employees and will expire on December 31, 2015. The Plan provides that the option price of qualified incentive stock options will be fixed by the Board of Directors, but will not be less than 100% of the fair market value of the stock at the date of grant. In addition, the Plan provides that the option price of nonqualified stock options (“NQSO’s”) also will be fixed by the Board of Directors. However, for NQSO’s, the option price may be less than 100% of the fair market value of the stock at the date of grant. Options granted are not exercisable until one year after the grant date, are vested evenly over a four-year period, and expire ten years after the grant date if not exercised. Stock option awards under this plan are typically granted to officers and employees during the first quarter of each year. In the first quarter of 2006, a total of 120,550 stock options were awarded to officers and employees of the Company as a whole. The exercise price of each option was set at $31.25 per share, the market price of the Company’s common stock on February 17, 2006, the date of grant. In the second quarter of 2006, an additional 3,050 stock options were awarded to officers and employees of the Company. The exercise price of each option was set at $29.92 per share, the market price of the Company’s common stock on May 6, 2006, the date of grant.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Black-Scholes model used the following weighted-average assumptions for 2006 and 2005, respectively: risk-free interest rates of 5.1% and 4.1%; volatility factors of the expected market price of the Company's common stock of .19 and .26; weighted average expected lives of the options of 8.2 years and 7.3 years; weighted average fair value of options granted of $11.11 and $12.38; and no cash dividends. In the first half of 2006, the Company issued 151,600 options to purchase shares of the Company’s stock at a price range from $29.92 to $31.25 per share.

As a result of adopting FAS 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $100,000 and $130,000 during the three months and six months ended June 30, 2006, respectively. Adopting FAS 123(R) decreased net income per share by $0.01 for both the three months and six months ended June 30, 2006. There was no material impact to cash flows resulting from the adoption of FAS 123(R) as compared to what would have been recorded under APB 25. As of June 30, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s stock option plans was $1.4 million, which is expected to be recognized over a weighted-average vesting period of 3.7 years.

Prior to the adoption of FAS 123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits due to deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $510,000 excess tax benefit classified as a financing cash flow in 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

The following table illustrates the impact on net income and earnings per share had the Company applied FAS 123(R) for the three months and six months ended June 30, 2005:

(in thousands, except per share amounts)	Three Months Ending June 30, 2005	Six Months Ending June 30, 2005
Net Income:
As reported	$2,555	$5,016
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(190)	(306)
Pro-forma	$2,365	$4,710
Reported earnings per share:
Basic	$0.43	$0.84
Diluted	0.40	0.79
Pro-forma earnings per share:
Basic	$0.39	$0.79
Diluted	0.37	0.74

Note 3. NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, of this new pronouncement on its consolidated financial statements.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At June 30, 2006, the Company had $323.9 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

Future Facilities

The Company has entered into a land lease for the premises located at 1461 Manheim Pike, Lancaster, in Lancaster County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in 2007.

The Company has purchased the parcel of land at Route 724 and Bradley Avenue, Reading, in Berks County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in 2007.

The Company entered into a land lease for the premises located at 23 Rohrerstown Road, Lancaster, in Lancaster County, Pennsylvania, and plans to construct a full-service store on the premises with a planned opening in the fourth quarter of 2006. Rent expense for this store commenced in June 2006.

The Company entered into a land lease for the premises located at 1416 Lititz Pike, Lancaster, in Lancaster County, Pennsylvania, and plans to construct a full-service store on the premises with a planned opening in the fourth quarter of 2006. Rent expense for this store commenced in June 2006.

Note 5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are below.

	Three Months Ending June 30,		Six Months Ending June 30,
(in thousands)	2006	2005	2006	2005
Unrealized holding gains (losses) on available for sale securities occurring during the period	$(2,498)	$3,397	$(5,385)	$(663)
Reclassification adjustment for gains included in net income	0	186	0	186
Net unrealized gains (losses)	(2,498)	3,211	(5,385)	(849)
Tax effect	874	(1,124)	1,885	297
Other comprehensive income (loss)	$(1,624)	$2,087	$(3,500)	$(552)

Note 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees to support these commitments. The Company had $24.2 million of standby letters of credit at June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability at June 30, 2006 for guarantees under standby letters of credit issued was $0.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first six months of 2006, total deposits increased $45.4 million, from $1.37 billion at December 31, 2005 to $1.42 billion at June 30, 2006. Core deposits increased 4%, from $1.31 billion at December 31, 2005 to $1.36 billion at June 30, 2006. Our core deposits include all deposits except for our public fund time deposits.

During the first six months of 2006, our total net loans (including loans held for sale) increased by $72.9 million, from $826.0 million at December 31, 2005 to $899.0 million at June 30, 2006. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at June 30, 2006 was 64%, compared to 61% at December 31, 2005.

During the first six months of 2006, our total assets grew by $142.8 million, from $1.64 billion at December 31, 2005 to $1.78 billion at June 30, 2006. During this same period, interest-earning assets (primarily loans and investments) increased by $119.0 million, from $1.54 billion to $1.66 billion. The growth in interest-earning assets was funded by the previously mentioned deposit growth of $45.4 million as well as an increase of $94.2 million in short-term borrowings.

Net interest income for the first six months of 2006 grew by $1.6 million, or 7%, compared to the first six months of 2005, due to the increased volume in interest-earning assets offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $3.6 million, or 11%, for the first six months of 2006 compared to the first six months of 2005. Net income decreased by 19%, from $5.0 million for the first six months of 2005 to $4.1 million for the first six months of 2006. Diluted net income per common share decreased 19% for the first six months of 2006 compared to the same period in 2005.

The decrease in net income and related net income per share was primarily due to the current interest rate environment in which long-term rates had the same level of yields as did short-term rates. Characterized as a “flat” yield curve, this rare rate environment has affected banks nationwide, including Commerce Bank/Harrisburg, N.A. (“Commerce Bank”), adding pressure to our net interest margin and constraining our historical net interest income growth. We feel this net interest margin compression is a short-term hurdle. We remain committed to the expansion of the Commerce Bank Model and to delivering legendary service to our Customers. Net income results for the first two quarters of 2006 also included the expense impact of our five new stores opened within the past fifteen months.

In late March 2006, the Company completed construction of, and relocated approximately 300 employees into, Commerce Center, its new Headquarters, Operations and Training Center. This facility, located at 3801 Paxton Street in Dauphin County, now houses our executive, lending, financial, training and operational support departments. One-time expenses related to this relocation are included in the results of operations for the three month and six month periods ended June 30, 2006.

The financial highlights for 2006 compared to 2005 are summarized below.

(dollars in millions, except per share amounts)	June 30, 2006	June 30, 2005	% Change

Total Assets	$1,783.9	$1,450.8	23%
Total Loans (net)	888.4	714.0	24
Total Deposits	1,416.5	1,229.5	15

Total Revenues	$35.5	$31.9	11%
Net Income	4.1	5.0	(19)
Diluted Net Income Per Share	0.64	0.79	(19)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans, and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

In addition to periodic estimation and testing of loss factors, we periodically evaluate (1) changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, (2) trends in volume and term loans, (3) changes in underwriting standards and practices, (4) portfolio mix, (5) tenure of the loan officers and management, (6) changes in credit concentrations, and (7) national and local economic trends and conditions. Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the lending portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other more judgmental factors. These other judgmental factors include, but are not limited to, recent loss experience, industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses.

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended June 30, 2006, discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $1.64 billion for the second quarter of 2006, compared to $1.33 billion for the same period in 2005. For the quarters ended June 30, 2006 and June 30, 2005, total securities averaged $752.7 million and $616.2 million, respectively. For the same two quarters, total loans receivable averaged $886.3 million in 2006 and $712.4 million in 2005.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.11 billion for the second quarter of 2005 to $1.41 billion for the second quarter of 2006. Total interest-bearing deposits averaged $1.13 billion for the second quarter of 2006, compared to $987.4 million for the second quarter of 2005. The second quarter average for short-term borrowings was $258.8 million and $112.8 million in 2006 and 2005, respectively.

The fully-taxable equivalent yield on interest-earning assets for the second quarter of 2006 was 6.37%, an increase of 52 basis points (“bps”) over the comparable period in 2005. This increase resulted from increased yields on loans receivable and investment securities as a result of continued increases in the level of short-term market interest rates.

The average rate paid on interest-bearing liabilities for the second quarter of 2006 was 3.59%, compared to 2.32% for the second quarter of 2005. Our deposit cost of funds increased from 1.57%

in the second quarter of 2005 to 2.20% for the second quarter of 2006. The aggregate cost of all funding sources was 3.08% for the second quarter of 2006, compared to 1.94% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the second quarter of 2006 compared to the second quarter of 2005. For the twelve month period ending June 30, 2006, the yield on the 3-month Treasury bill increased 188 bps.  At June 30, 2006, approximately $430 million, or 30%, of total deposits were either municipal deposits or corporate cash management deposits, both of which are indexed to the 90-day Treasury bill.

Interest-earning assets averaged $1.61 billion for the first half of 2006, compared to $1.26 billion for the same period in 2005. For the six months ended June 30, 2006 and June 30, 2005, total securities averaged $738.9 million and $575.4 million, respectively. For the same two periods, total loans receivable averaged $871.6 million in 2006 and $689.4 million in 2005.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.06 billion for the first half of 2005 to $1.38 billion for the first half of 2006. Total interest-bearing deposits averaged $1.13 billion for the first half of 2006, compared to $959.6 million for the first half of 2005. The six month average for short-term borrowings was $234.0 million and $82.4 million in 2006 and 2005, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first half of 2006 was 6.28%, an increase of 46 bps over the comparable period in 2005. This increase resulted from increased yields on loans receivable and investment securities as a result of continued increases in the level of short-term market interest rates.

The average rate paid on interest-bearing liabilities for the first half of 2006 was 3.45%, compared to 2.19% for the first half of 2005. Our deposit cost of funds increased from 1.52% in the first half of 2005 to 2.17% for the first half of 2006. The aggregate cost of all funding sources was 2.96% for the first half of 2006, compared to 1.83% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the first two quarters of 2006 compared to the first two quarters of 2005.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income and interest expense. Interest income is generated from interest earned on loans, investment securities, and other interest-earning assets. Interest expense is paid on deposits and borrowed funds. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, related yields, and associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

●	the volume, pricing mix, and maturity of earning assets and interest-bearing liabilities;
●	market interest rate fluctuations; and
●	asset quality.

Net interest income for the second quarter of 2006 increased by $593,000, or 5%, over the same period in 2005. Interest income on interest-earning assets totaled $26.1 million for the second quarter of 2006, an increase of $6.8 million, or 35%, over 2005. Interest income on loans outstanding increased by 39% over the second quarter of 2005 and interest income on investment securities increased by 30% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the second quarter increased $6.3 million, or 96%, from

$6.4 million in 2005 to $12.7 million in 2006. Interest expense on deposits increased by $3.8 million, or 73%, during the second quarter of 2006 over the second quarter of 2005 and interest expense on short-term borrowings increased by $2.5 million during this same period. These second-quarter increases in interest expense were related to a combination of the increase in our average level of deposits and short-term borrowings as well as an increase in the level of interest rates paid on these same interest-bearing liabilities.

Net interest income for the first six months of 2006 increased by $1.6 million, or 7%, over the same period in 2005. Interest income on interest-earning assets totaled $50.4 million for the first six months of 2006, an increase of $13.9 million, or 38%, over the same period in 2005. Interest income on loans outstanding increased by 40% over the first six months of 2005 and interest income on investment securities increased by 35% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the first six months increased $12.2 million, or 107%, from $11.5 million in 2005 to $23.7 million in 2006. Interest expense on deposits increased by $7.8 million, or 82%, for the first six months of 2006 over the first six months of 2005. Interest expense on short-term borrowings increased by $4.5 million for the first six months of 2006 compared to the same period in 2005. These increases in interest expense were related to a combination of the increase in our average level of deposits and short-term borrowings as well as an increase in the level of interest rates paid on these same interest-bearing liabilities.

During the second quarter of 2006, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate an additional 50 bps to 5.25%. The federal funds rate has increased 8 times for a total of 200 bps from June 30, 2005 through June 30, 2006. As a result, our cost of funds has increased significantly over levels experienced in recent years. The increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets. For the remainder of 2006, we expect continued growth in overall net interest income as a result of our ability to grow core deposit balances, despite the flat yield curve. However, we would not expect to see expansion in the net interest margin until the yield curve steepens. At the same time, additional increases in short-term market interest rates combined with an inverted yield curve could lead to additional net interest margin compression.

Also, net interest margin could decline slightly over the remainder of 2006, primarily due to the cyclicality of municipal deposit inflows which are seasonally strong during the third quarter and are indexed to the short-end of the yield curve.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 2.78% during the second quarter of 2006 compared to 3.53% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 2.83% during the first six months of 2006 versus 3.63% during the first six months of 2005. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 62 bps, from 3.91% for the second quarter of 2005 to 3.29% for the second quarter of 2006, as a result of the increased cost of funding sources and the flattening yield curve. For the first six months of 2006 and 2005, the fully taxable-equivalent net interest margin was 3.32% and 3.99%, respectively.

Provision for Loan Losses

We recorded provisions of $506,000 to the allowance for loan losses for the second quarter of 2006 as compared to $625,000 for the second quarter of 2005. The loan loss provisions for the first six months were $981,000 and $1.2 million for 2006 and 2005, respectively. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net charge-offs for the second quarter of 2006 were $485,000, or 0.05%, of average loans outstanding, compared to net charge-offs of $403,000, or 0.06%, of average loans outstanding for the same period in 2005. Net charge-offs for the first six months of 2006 were $535,000, or 0.06%, of average loans outstanding, compared to net charge-offs of $444,000, or 0.06%, of average loans outstanding for the same period in 2005. The allowance for loan losses as a percentage of period-end loans was 1.08% at June 30, 2006, 1.12% at December 31, 2005, and 1.19% at June 30, 2005.

From December 31, 2005 to June 30, 2006, total non-performing loans increased from $2.5 million to $3.2 million. Non-performing assets as a percentage of total assets increased from 0.16% at December 31, 2005 to 0.19% at June 30, 2006. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the second quarter of 2006 increased by $908,000, or 25%, over the same period in 2005. Deposit service charges and fees increased by 39%, from $3.0 million for the second quarter of 2005 to $4.2 million in the second quarter of 2006. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $418,000 in the second quarter of 2006 compared to the same period in 2005. Noninterest income for the second quarter of 2006 did not include any gains on the sale of small business administration loans or gains on the sale of securities. Included in noninterest income for the second quarter of 2005 were gains on the sale of small business administration loans totaling $189,000 and gains on the sale of securities totaling $186,000.

Noninterest income for the first six months in 2006 increased by $2.0 million, or 28%, over the same period in 2005. Deposit service charges and fees increased by 39%, from $5.7 million for the first six months of 2005 to $7.9 million in the first six months of 2006. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions. Again, the largest increase in noninterest income was revenue related to Visa® check card transactions, which increased by $795,000 in the first six months of 2006 over the same period in 2005. Included in noninterest income for the first six months of 2006 were gains on the sale of student loans totaling $123,000 and gains on the sale of small business administration loans totaling $110,000. Included in noninterest income for the first six months of 2005 were gains on the sale of student loans totaling $124,000, gains on the sale of small business administration loans totaling $308,000, and gains on the sale of securities totaling $186,000.

Noninterest Expenses

For the second quarter of 2006, noninterest expenses increased by $2.4 million, or 20%, over the same period in 2005, primarily as a result of opening four new stores within the past twelve month period and Commerce Center in April 2006. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2006 and June 30, 2005 is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $1.1 million, or 17%, for the second quarter of 2006 over the second quarter of 2005. The increased level of these expenses included the impact of salary and benefit costs associated with the additional staff for the stores opened in April 2005, July 2005, August 2005, and October 2005 as well as additional lending, retail, and back office staff to facilitate our growth.

Occupancy expenses totaled $1.7 million for the second quarter of 2006, an increase of $384,000, or 30%, over the second quarter of 2005, while furniture and equipment expenses increased 35%, or $252,000, over the second quarter of 2005. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities partially offset higher levels of expense associated with the new building and its furniture and equipment. Additionally, the four stores opened in 2005 contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $675,000 for the three months ending June 30, 2006, a decrease of $62,000, or 8%, from the same period in 2005. Advertising and marketing expenses for the second quarter of 2005 included costs associated with opening a new store.

Data processing expenses increased by $416,000, or 46%, in the second quarter of 2006 over the three months ending June 30, 2005. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $360,000 were $51,000, or 17%, higher for the second quarter of 2006 than for the second quarter of 2005. The increase was attributed to the increase in supplies needed to process higher volumes of transactions, the additional supplies needed for the new stores, and the postage rate increase that occurred on January 8, 2006.

Other noninterest expenses increased by $234,000, or 13%, for the three-month period ending June 30, 2006, compared to the same period in 2005. Components of the increase included expenses related to extending our business day cut-off to 6 pm, increases in expenses related to Visa® check card transactions, and increases in automatic teller machine (“ATM”) expenses and consulting fees.

For the first six months of 2006, noninterest expenses increased by $5.1 million, or 22%, over the same period in 2005, primarily as a result of our opening four new stores within the past twelve month period. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the six months ending June 30, 2006 and June 30, 2005 is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $2.6 million, or 21%, for the first six months of 2006 over the first six months of 2005. The increased level of these expenses included the impact of salary and benefit costs associated with the additional staff for the stores opened in April 2005, July 2005, August 2005, and October 2005 as well as additional lending, retail, and back office staff to facilitate our growth.

Occupancy expenses totaled $3.2 million for the first six months of 2006, an increase of $710,000, or 28%, over the first six months of 2005, while furniture and equipment expenses increased 23%, or $324,000, over the first six months of 2005. The additional expenses associated with Commerce Center, in addition to the four new stores opened in 2005, contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $1.3 million for the six months ending June 30, 2006, an increase of $96,000, or 8%, over the same period in 2005. Advertising and marketing expenses for the first six months of 2006 included costs associated with increased general marketing initiatives over the same period in 2005.

Data processing expenses increased by $878,000, or 53%, in the first six months of 2006 over the six months ending June 30, 2005. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $767,000 were $167,000, or 28%, higher for the first six months of 2006 than for the comparable period in 2005. The increase was attributed to the increase in supplies needed to process higher volumes of transactions, the additional supplies needed for the new stores, and the postage rate increase that occurred on January 8, 2006.

Other noninterest expenses increased by $394,000, or 11%, for the six month period ending June 30, 2006, compared to the same period in 2005. Components of the increase included expenses related to extending our business day cut-off to 6 pm, increases in expenses related to Visa® check card transactions, and increases in ATM expenses, consulting fees, other non-credit related losses, and costs associated with compliance of section 404 of Sarbanes-Oxley Act, offset by a decrease in foreclosed real estate expense.

One key measure used to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gains on the sale of investment securities and gains on the sale of commercial loans). In 2006, this ratio equaled 2.2% for the second quarter and 2.3% for the first six months. In 2005, this ratio equaled 2.5% for both the second quarter and the first six months.

Another productivity measure is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities and gains on the sale of commercial loans). For the quarter ending June 30, 2006, the operating efficiency ratio was 80.3%, compared to 74.9% for the similar period in 2005. This ratio equaled 80.0% for the first half of 2006, compared to 74.1% for the first six months of 2005. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.0 million for the second quarter of 2006, compared to $1.3 million for the same period in 2005. For the six months ending June 30, the provision was $2.0 million and $2.5 million for 2006 and 2005, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.1% for the first six months of 2006 and 32.9% for the same period in 2005.

Net Income and Net Income Per Share

Net income for the second quarter of 2006 was $2.1 million, a decrease of $505,000, or 20%, from the $2.6 million recorded in the second quarter of 2005. The decrease was due to a $593,000 increase in net interest income, a $119,000 decrease in the provision for loan losses, and a $908,000 increase in noninterest income, partially offset by a $2.4 million increase in noninterest expenses. Included in noninterest income for the second quarter of 2005 were gains on the sale of small business administration loans totaling $189,000 and gains on the sale of securities totaling $186,000.

Net income for the first six months of 2006 was $4.1 million, a decrease of $929,000, or 19%, from the $5.0 million recorded in the first six months of 2005. The decrease was due to a $1.6 million increase in net interest income, a $189,000 decrease in the provision for loan losses, and a $2.0 million increase in noninterest income, partially offset by a $5.1 million increase in noninterest expenses.

Basic earnings per common share were $0.33 for the second quarter of 2006, compared to $0.43 for the second quarter of 2005. For the first half of 2006 and 2005, basic earnings per share were $0.67 and $0.84, respectively. Diluted earnings per common share decreased 20%, to $0.32, for the second quarter of 2006, compared to $0.40 for the second quarter of 2005. For the first six months in 2006 and 2005, diluted earnings per common share were $0.64 and $0.79, respectively.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2006 was 0.47%, compared to 0.72% for the second quarter of 2005. The ROA for the first sixth months in 2006 and 2005 was 0.48% and 0.75%, respectively. ROA has decreased due to our expense growth incurred as a result of increasing our footprint in South Central Pennsylvania by expanding our number of stores combined with the impact of the continued flat yield curve, which has impeded our net interest income growth. Additionally, the Company has invested approximately $22.9 million in the new Headquarters, Operations, and Training Center that opened at the end of the first quarter of 2006.

Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 8.83% for the second quarter of 2006, compared to 11.47% for the first quarter of 2005. The ROE for the first six months of 2006 was 8.88%, compared to 11.58% for the first six months of 2005. The lower ROE is related to the decrease in net income as previously discussed.

FINANCIAL CONDITION

Securities

During the first six months of 2006, securities available for sale increased by $17.0 million, from $380.8 million at December 31, 2005 to $397.8 million at June 30, 2006. This resulted from the purchase of $54.8 million in securities, primarily offset by $32.0 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.9 years at June 30, 2006 and December 31, 2005 with a current weighted average yield of 5.37% at June 30, 2006 and 5.11% at December 31, 2005. There were no sales of available for sale securities during the first half of 2006.

During the first six months of 2006, securities held to maturity increased by $18.8 million as a result of $31.5 million in purchases, offset by principal repayments of $12.6 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 4.1 years at June 30, 2006 and 5.5 years at December 31, 2005 with a weighted average yield of 5.28% at June 30, 2006 and 5.23% at December 31, 2005. There were no sales of held to maturity securities during the first half of 2006.

Total securities represented 41% of total assets at June 30, 2006 and 42% at December 31, 2005, and aggregated $722.9 million and $687.1 million, respectively, for the same two periods.

The average fully-taxable equivalent yield on the combined securities portfolio for the first six months of 2006 was 5.25% as compared to 5.04% for the similar period of 2005.

Loans Held for Sale

Loans held for sale are comprised of student loans, residential mortgage loans, and small business administration (“SBA”) and business and industry (“B&I”) loans which we intend to sell and reinvest in commercial loans and investment securities. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2005 and June 30, 2006, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $10.6 million at both June 30, 2006 and December 31, 2005. At December 31, 2005, loans held for sale were comprised of $8.1 million of student loans, $2.2 million of residential mortgages, and $246,000 of SBA loans as compared to $4.0 million of student loans and $6.6 million of residential loans at June 30, 2006. The change was the result of sales of $8.2 million of student loans, $39.0 million of residential loans, and $1.1 million of SBA loans, offset by originations of $48.3 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 0.6% at both June 30, 2006 and December 31, 2005.

Loans Receivable

During the first six months of 2006, total gross loans receivable increased by $73.4 million, from $824.7 million at December 31, 2005, to $898.1 million at June 30, 2006. The growth was widespread across all loan categories. Gross loans receivable represented 64% of total deposits and 50% of total assets at June 30, 2006, as compared to 61% and 50%, respectively, at December 31, 2005. The table on the next page reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 6/30/2006	% of Total	As of 6/30/2005	% of Total	$ Increase	% Increase
Commercial	$271,452	30%	$204,813	28%	$66,639	33%
Owner-Occupied	116,739	13	93,168	13	23,571	25
Total Commercial	388,191	43	297,981	41	90,210	30
Consumer / Residential	265,084	30	219,367	30	45,717	21
Commercial Real Estate	244,793	27	205,204	29	39,589	19
Gross Loans	898,068	100%	722,552	100%	$175,516	24%
Less: Reserves	(9,677)		(8,573)
Net Loans	$888,391		$713,979

Loan and Asset Quality and Allowance for Loan Losses

Non-performing assets include non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest. Non-performing assets at June 30, 2006, were $3.3 million, or 0.19%, of total assets as compared to $2.7 million, or 0.16%, of total assets at December 31, 2005. Total non-performing loans (nonaccrual loans and restructured loans) were $3.2 million at June 30, 2006 as compared to $2.5 million at December 31, 2005. Foreclosed real estate totaled $159,000 at both June 30, 2006 and December 31, 2005. At June 30, 2006, eight loans were in the nonaccrual commercial categories ranging from $2,000 to $499,000 and three loans were in the nonaccrual commercial real estate categories ranging from $144,000 to $300,000. At December 31, 2005, twelve loans were in the nonaccrual commercial categories ranging from $2,000 to $165,000 and three loans were in the nonaccrual commercial real estate categories ranging from $143,000 to $203,000. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios, and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets at June 30, 2006 and 2005, and at December 31, 2005.

	Non-performing Loans and Assets
(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Nonaccrual loans:
Commercial	$1,009	$684	$479
Consumer	334	296	35
Mortgage:
Construction	0	0	0
Mortgage	1,818	1,322	601
Total nonaccrual loans	3,161	2,302	1,115
Loans past due 90 days or more and still accruing	1	233	193
Renegotiated loans	0	0	0
Total non-performing loans	3,162	2,535	1,308
Foreclosed real estate	159	159	258
Total non-performing assets	$3,321	$2,694	$1,566
Non-performing loans to total loans	0.35%	0.31%	0.18%
Non-performing assets to total assets	0.19%	0.16%	0.11%
Non-performing loan coverage	306%	364%	655%
Non-performing assets / capital plus reserves	3%	3%	2%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $2.5 million, considered by our internal loan review department as potential problem loans at June 30, 2006, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Six Months Ending June 30, 2006	Year Ending December 31, 2005	Six Months Ending June 30, 2005
Balance at beginning of period	$9,231	$7,847	$7,847
Provisions charged to operating expense	981	1,560	1,170
	10,212	9,407	9,017
Recoveries of loans previously charged-off:
Commercial	49	546	164
Consumer	27	50	41
Real Estate	0	0	0
Total recoveries	76	596	205
Loans charged-off:
Commercial	(501)	(627)	(563)
Consumer	(110)	(135)	(79)
Real Estate	0	(10)	(7)
Total charged-off	(611)	(772)	(649)
Net charge-offs	(535)	(176)	(444)
Balance at end of period	$9,677	$9,231	$8,573
Net charge-offs as a percentage of average loans outstanding	0.06%	0.02%	0.06%
Allowance for loan losses as a percentage of period-end loans	1.08%	1.12%	1.19%

Restricted Investments in Bank Stock

During the first six months of 2006, restricted investments in Bank stock increased by $4.2 million, or 36%, from $11.5 million at December 31, 2005 to $15.6 million at June 30, 2006. The primary increase was in Federal Home Loan Bank (“FHLB”) stock as a result of the additional stock needed to cover the short-term borrowings at the FHLB discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first six months of 2006, premises and equipment increased by $13.9 million, or 21%, from $66.3 million at December 31, 2005 to $80.2 million at June 30, 2006. The primary increase in premises was $9.6 million in additional capitalized costs relating to the new Commerce Center. Also, during April 2006, the Bank discontinued leasing a store site at 100 Senate Avenue in Camp Hill, PA, and relocated the store to a newly constructed site located at 1249 Market Street in Lemoyne, PA. Total capitalized costs associated with this new facility were $3.5 million. The remaining increase was a result of furniture and equipment purchases necessary for our additions to staff and replacing certain fixed assets, partially offset by the provision for depreciation and amortization.

Deposits

Total deposits at June 30, 2006 were $1.42 billion, up $45.4 million, or 3%, over total deposits of $1.37 billion at December 31, 2005. Core deposits (total deposits less public fund time deposits)

averaged $1.33 billion for the quarter ended June 30, 2006, up $199.7 million, or 18%, over average core deposits for the quarter ended June 30, 2005. The average balances and weighted average rates paid on deposits for the first six months of 2006 and 2005 are presented in the table below.

	Six Months Ending June 30,
	2006		2005
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$249,937		$209,312
Interest-bearing (money market and checking)	552,733	3.43%	438,748	2.12%
Savings	350,788	2.11	310,042	1.30
Time deposits	229,627	3.73	210,825	2.78
Total deposits	$1,383,085		$1,168,927

Short-Term Borrowings

Short-term borrowings used to meet short-term funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and overnight federal funds lines of credit. At June 30, 2006, short-term borrowings totaled $252.1 million as compared to $112.7 million at June 30, 2005 and $157.9 million at December 31, 2005. The average rate paid on the short-term borrowings was 4.86% during the first six months of 2006, compared to an average rate paid of 2.98% during the first six months of 2005. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At June 30, 2006, stockholders’ equity totaled $93.6 million, up 2% over stockholders’ equity of $91.6 million at December 31, 2005. Stockholders’ equity at June 30, 2006 included $7.9 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $5.5 million, or 6%, from $96.0 million at December 31, 2005, to $101.5 million at June 30, 2006 due to retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At June 30, 2006, the Bank met the definition of a “well-capitalized” institution. The Bank is currently exploring different options for a possible increase in capital later in 2006 in order to maintain its “well-capitalized” rating.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	June 30, 2006	December 31, 2005	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Risk-Based Capital Ratios:
Tier 1	9.34%	9.77%	4.00%	6.00%
Total	10.13	10.60	8.00	10.00
Leverage ratio (to average assets)	6.46	6.68	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce at June 30, 2006 were as follows: leverage ratio of 6.48%, Tier 1 capital to risk-weighted assets of 9.36%, and total capital to risk-weighted assets of 10.15%.

Interest Rate Sensitivity

Our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of our asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. Our Asset/Liability Committee (“ALCO”) is responsible for establishing policies to limit exposure to interest rate risk and to ensure procedures are established to monitor compliance with those policies. Our Board of Directors reviews the guidelines established by ALCO.

Our management believes the simulation of net interest income in different interest rate environments provides a meaningful measure of interest rate risk. Income simulation analysis captures not only the potential of all assets and liabilities to mature or reprice, but also the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them.

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios.  Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate and felt that net interest income was a better tool to evaluate interest rate sensitivity. Currently, our model projects a 200 basis point (“bp”) increase and a 200 bp decrease during the next year, with rates remaining constant in the second year. The 200 bp decrease scenario is a change in risk measurement adopted by management during the third quarter of 2005. For the period January 2002 through June 2005, management used a 100 bp decrease as its risk measurement analytic due to the historically low interest rate environment present throughout the majority of this time period. As a result of increases in short-term interest rates totaling 425 bps between June 30, 2004 and June 30, 2006, management feels that a scenario monitoring a 200 bp decrease in interest rates is more appropriate going forward.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 200 or minus 200 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

At June 30, 2006, the impact on projected net interest income in a plus 200 bp rate change environment was (5.6)% in the first twelve months and (5.0)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 200 bp rate change environment was 4.6% and 2.7% for the first twelve months and first twenty-four months, respectively. For comparative purposes, the impact on projected net interest income at June 30, 2005 in a plus 200 bp rate change environment was (3.3)% in the first twelve months and (2.4)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 100 bp rate change environment was 1.4% and 0.7% for the first twelve months and first twenty-four months, respectively.

Each of these forecasts, with the exception of the twelve-month forecast under a plus 200 bp change as of June 30, 2006, is within an acceptable level of interest rate risk per the policies established by our ALCO. Management is currently implementing strategies in conjunction with the Company’s ALCO to reduce this risk and return it to an acceptable level. Such strategies include reducing the level of overnight borrowings, reduced deposit pricing, altering the Bank’s mix of deposits by product, and adjusting the mismatch between short term interest-sensitive assets and liabilities.

We used many assumptions to calculate the impact of changes in interest rates, including the proportionate shift in rates. Our actual results may not be similar to the projections due to several factors including the timing and frequency of rate changes, market conditions, and the shape of the interest rate yield curve. Actual results may also differ due to our actions, if any, in response to the changing interest rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At June 30, 2006, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates, and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2006 provide an accurate assessment of our interest rate risk. At June 30, 2006, the average life of our core deposit transaction accounts was 16.7 years.

Liquidity

The objective of liquidity management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of lease obligations as they become due, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO is responsible for implementing the policies and guidelines of our board-governing liquidity.

Liquidity sources are found on both sides of the balance sheet. Liquidity is provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments. Liquidity is also provided through the following sources: the availability and maintenance of a strong base of core customer deposits, maturing short-term assets, the ability to sell investment securities, short-term borrowings, and access to capital markets.

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a quarterly basis, our board of directors reviews a comprehensive liquidity analysis. The analysis provides a summary of the current liquidity measurements, projections, and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Company.

The Company’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations that do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans, and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase.

The Company and the Bank’s liquidity are managed separately. On an unconsolidated basis, the principal source of our revenue is dividends paid to the Company by the Bank. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Company. The Company’s net cash outflows consist principally of interest on the trust-preferred securities, dividends on the preferred stock, and unallocated corporate expenses.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank. At June 30, 2006, our total potential liquidity through these secondary sources was $620.5 million, of which $368.4 million was currently available, as compared to $363.2 million available out of our total potential liquidity of $521.1 million at December 31, 2005.

Forward-Looking Statements

The Company may, from time to time, make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Form 10-Q and the exhibits thereto), in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation;

•	interest rate, market, and monetary fluctuations;

•	the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services, and vice versa;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of the rapid growth of the Company;

•	the Company’s dependence on Commerce Bancorp, Inc. to provide various services to the Company;

•	changes in the Company’s allowance for loan losses;

•	the effect of terrorists attacks and threats of actual war;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors which may cause the Company’s actual results, performance, or achievements to differ materially from the future results, performance, or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Form 10-Q, could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For further information, refer to the Company’s filings with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk principally includes interest rate risk, which was previously discussed. The information presented in the Interest Rate Sensitivity subsection of Part I, Item 2 of this Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is incorporated by reference into this Item 3.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1a.  Risk Factors.

No material changes to report for the quarter ending June 30, 2006 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending June 30, 2006.

Item 3.  Defaults Upon Senior Securities.

No items to report for the quarter ending June 30, 2006.

Item 4.  Submission of Matters to a Vote of Securities Holders.

The Annual Meeting of the Registrant’s Shareholders was held on May 19, 2006. Proxies representing 4,838,815 shares were received (total shares outstanding as of the record date were 6,068,034). The items of business acted upon at the Annual Meeting were (i) the election of 8 directors to serve until the 2007 Annual Meeting. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i) Election of directors:

Name of Nominee	For	(Withhold Authority) Against
James R. Adair	4,713,656	125,159
John J. Cardello, CPA	4,692,458	146,357
Douglas S. Gelder	4,685,372	153,443
Alan R. Hassman	4,692,358	146,457
Howell C. Mette	4,685,395	153,420
Gary L. Nalbandian	4,700,207	138,608
Michael A. Serluco	4,755,948	132,919
Samir J. Srouji, M.D.	4,705,896	82,867

Item 5.  Other Information.

No items to report for the quarter ended June 30, 2006.

Item 6.  Exhibits.

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

8/9/06	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/9/06	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002