Form 10-Q
period 2006-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2006-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,137,226 Common shares outstanding at 10/31/06

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	(dollars in thousands, except share amounts)	(unaudited) September 30, 2006	December 31, 2005
Assets	Cash and due from banks	$ 51,131	$ 36,422
	Federal funds sold	0	0
	Cash and cash equivalents	51,131	36,422
	Securities, available for sale at fair value	417,386	380,836
	Securities, held to maturity at cost
	(fair value 2006: $316,103; 2005: $301,978)	320,482	306,266
	Loans, held for sale	12,267	10,585
	Loans receivable, net of allowance for loan losses
	(allowance 2006: $9,635; 2005: $9,231)	927,950	815,439
	Restricted investments in bank stocks	11,915	11,463
	Premises and equipment, net	81,546	66,264
	Other assets	15,496	13,846
	Total assets	$ 1,838,173	$ 1,641,121
Liabilities	Deposits:
	Noninterest-bearing	$ 270,375	$ 248,101
	Interest-bearing	1,335,878	1,122,961
	Total deposits	1,606,253	1,371,062
	Short-term borrowings and repurchase agreements	96,300	157,900
	Long-term debt	29,400	13,600
	Other liabilities	7,040	6,916
	Total liabilities	1,738,993	1,549,478
Stockholders’ Equity	Preferred stock - Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized; issued and outstanding - 2006: 6,125,656; 2005: 6,013,859	6,125	6,014
	Surplus	66,568	64,859
	Retained earnings	30,439	24,767
	Accumulated other comprehensive income (loss)	(4,352)	(4,397)
	Total stockholders’ equity	99,180	91,643
	Total liabilities and stockholders’ equity	$ 1,838,173	$ 1,641,121

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three Months Ending		Nine Months Ending
	(in thousands,	September 30,		September 30,
	except per share amounts)	2006	2005	2006	2005
Interest	Loans receivable, including fees:
Income	Taxable	$ 16,685	$ 12,385	$ 47,268	$ 34,309
	Tax-exempt	266	108	699	266
	Securities:
	Taxable	9,877	7,548	29,195	21,726
	Tax-exempt	16	111	68	323
	Federal funds sold	0	3	0	5
	Total interest income	26,844	20,155	77,230	56,629
Interest	Deposits	10,324	6,195	27,636	15,710
Expense	Short-term borrowings	3,003	861	8,723	2,098
	Long-term debt	361	354	1,070	1,063
	Total interest expense	13,688	7,410	37,429	18,871
	Net interest income	13,156	12,745	39,801	37,758
	Provision for loan losses	428	250	1,409	1,420
	Net interest income after provision for loan losses	12,728	12,495	38,392	36,338
Noninterest	Service charges and other fees	4,317	3,246	12,242	8,959
Income	Other operating income	155	127	474	345
	Gains or (loss) on sale of securities	0	613	0	799
	Gains on sales of loans	208	298	836	1,093
	Total noninterest income	4,680	4,284	13,552	11,196
Noninterest	Salaries and employee benefits	7,696	6,759	22,682	19,167
Expenses	Occupancy	1,714	1,405	4,945	3,926
	Furniture and equipment	875	716	2,578	2,095
	Advertising and marketing	642	995	1,981	2,238
	Data processing	1,403	1,070	3,936	2,725
	Postage and supplies	426	347	1,193	947
	Other	2,105	2,045	5,969	5,515
	Total noninterest expenses	14,861	13,337	43,284	36,613
	Income before income taxes	2,547	3,442	8,660	10,921
	Provision for federal income taxes	902	1,117	2,928	3,580
	Net income	$ 1,645	$ 2,325	$ 5,732	$ 7,341
	Net Income per Common Share:
	Basic	$ 0.27	$ 0.39	$ 0.93	$ 1.23
	Diluted	0.26	0.36	0.89	1.15
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,116	5,956	6,086	5,933
	Diluted	6,373	6,393	6,381	6,347

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2005	$ 400	$ 5,870	$ 62,790	$ 16,030	$ (51)	$ 85,039
Comprehensive income:
Net income	-	-	-	7,341	-	7,341
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	(3,355)	(3,355)
Total comprehensive income						3,986
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 50,077 shares issued under stock option plans, including tax benefit of $464	-	50	1,202	-	-	1,252
Common stock of 360 shares issued under employee stock purchase plan	-	-	13	-	-	13
Proceeds from issuance of 17,988 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	18	575	-	-	593
Other stock transactions (23,780 shares issued)	-	24	(24)	-	-	-
Balance, September 30, 2005	$ 400	$ 5,962	$ 64,556	$ 23,311	$ (3,406)	$ 90,823

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2006	$ 400	$ 6,014	$ 64,859	$ 24,767	$ (4,397)	$ 91,643
Comprehensive income:
Net income	-	-	-	5,732	-	5,732
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	45	45
Total comprehensive income						5,777
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 88,302 shares issued under stock option plans, including tax benefit of $513	-	88	864	-	-	952
Common stock of 180 shares issued under employee stock purchase plan	-	-	5	-	-	5
Proceeds from issuance of 23,315 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	23	611	-	-	634
Common stock share-based awards	-	-	229	-	-	229
Balance, September 30, 2006	$ 400	$ 6,125	$ 66,568	$ 30,439	$ (4,352)	$ 99,180

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Nine Months Ending September 30,
	(in thousands)	2006	2005
Operating Activities	Net income	$ 5,732	$ 7,341
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,409	1,420
	Provision for depreciation and amortization	2,937	2,285
	Deferred income taxes	1,177	(792)
	Amortization of securities premiums and accretion of discounts, net	613	875
	Net gain on securities available for sale	0	(799)
	Proceeds from sales of loans	70,311	78,387
	Loans originated for sale	(71,267)	(78,170)
	Gains on sales of loans held for sale	(836)	(1,093)
	Tax benefit on exercise of stock options	0	464
	Noncash compensation	229	0
	(Increase) decrease in other assets	(2,743)	(8,534)
	Increase (decrease) in other liabilities	124	(12,811)
	Net cash provided (used) by operating activities	7,686	(11,427)
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	17,134	43,675
	Proceeds from sales	0	5,456
	Purchases	(31,500)	(136,045)
	Securities available for sale:
	Proceeds from principal repayments and maturities	47,506	70,974
	Proceeds from sales	0	7,222
	Purchases	(84,553)	(159,019)
	Proceeds from sale of loans receivable	1,181	9,808
	Net increase in loans receivable	(114,991)	(125,657)
	Net purchase of restricted investments in bank stock	(452)	(3,079)
	Purchases of premises and equipment	(18,219)	(14,657)
	Net cash used by investing activities	(183,894)	(301,322)

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	241,300	235,728
	Net increase (decrease) in time deposits	(6,109)	9,326
	Net increase (decrease) in short-term borrowings	(61,600)	72,000
	Proceeds from issuance of long term debt	15,800	0
	Proceeds from common stock options exercised	439	789
	Proceeds from dividend reinvestment and common stock purchase plan	634	593
	Tax benefit on exercise of stock options	513	0
	Cash dividends on preferred stock	(60)	(60)
	Net cash provided by financing activities	190,917	318,376
	Increase (decrease) in cash and cash equivalents	14,709	5,627
	Cash and cash equivalents at beginning of year	36,422	40,910
	Cash and cash equivalents at end of period	$ 51,131	$ 46,537

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In conjunction with FAS123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows for the nine month period ended September 30, 2006.

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

In 2005, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2006 Employee Stock Option Plan for the officers and employees of the Company. The Plan commenced on January 1, 2006 and replaced the 1996 Employee Stock Option Plan, which expired December 31, 2005. The Plan covers 500,000 authorized shares of common stock reserved for issuance upon exercise of options granted or available for grant to employees and will expire on December 31, 2015. The Plan provides that the option price of qualified incentive stock options will be fixed by the Board of Directors, but will not be less than 100% of the fair market value of the stock at the date of grant. In addition, the Plan provides that the option price of nonqualified stock options (“NQSO’s”) also will be fixed by the Board of Directors. However, for NQSO’s, the option price may be less than 100% of the fair market value of the stock at the date of grant. Options granted are not exercisable until one year after the grant date, are vested evenly over a four-year period, and expire ten years after the grant date if not exercised. Stock option awards under this plan are typically granted to officers and employees during the first quarter of each year. In the first quarter of 2006, a total of 121,550 stock options were awarded to officers and employees of the Company as a whole. The exercise price of each option was set at $31.25 per share, the market price of the Company’s common stock on February 17, 2006, the date of grant.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Black-Scholes model used the following weighted-average assumptions for 2006 and 2005, respectively: risk-free interest rates of 5.1% and 4.1%; volatility factors of the expected market price of the Company's common stock of .19 and .26; weighted average expected lives of the options of 8.2 years and 7.3 years; weighted average fair value of options granted of $11.11 and $12.38; and no cash dividends. In the first nine months of 2006, the Company issued 152,600 options to purchase shares of the Company’s stock at a price range from $29.92 to $31.25 per share.

As a result of adopting FAS 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $99,000 and $229,000 during the three months and nine months ended September 30, 2006, respectively. Adopting FAS 123(R) decreased net income per share by $0.01 and $0.03 for the three months and nine months ended September 30, 2006, respectively. There was no material impact to cash flows resulting from the adoption of FAS 123(R) as compared to what would have been recorded under APB 25. As of September 30, 2006, the total remaining unrecognized compensation cost related to stock options granted under the Company’s stock option plans was $1.4 million, which is expected to be recognized over a weighted-average vesting period of 3.4 years.

Prior to the adoption of FAS 123(R), the Company presented tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits due to deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $513,000 excess tax benefit classified as a financing cash flow in 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

The following table illustrates the impact on net income and earnings per share had the Company applied FAS 123(R) for the three months and nine months ended September 30, 2005:

(in thousands, except per share amounts)	Three Months Ending September 30, 2005	Nine Months Ending September 30, 2005
Net Income:
As reported	$2,325	$7,341
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(193)	(498)
Pro-forma	$2,132	$6,843
Reported earnings per share:
Basic	$0.39	$1.23
Diluted	0.36	1.15
Pro-forma earnings per share:
Basic	$0.35	$1.14
Diluted	0.33	1.07

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2006, the Company had $355.8 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

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

The Company is opening a new store, which is scheduled to open November 11, 2006, located at 23 Rohrerstown Road, Lancaster, in Lancaster County, Pennsylvania.

The Company opened a new store located at 1416 Lititz Pike, Lancaster, in Lancaster County, Pennsylvania in October 2006.

Note 5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company consists of net income and unrealized gains or losses on available for sale securities and is presented in the consolidated statements of stockholders’ equity. Unrealized securities gains or losses and the related tax impact included in comprehensive income are below.

	Three Months Ending September 30,		Nine Months Ending September 30,
(in thousands)	2006	2005	2006	2005
Unrealized holding gains (losses) on available for sale securities occurring during the period	$5,454	$(3,634)	$69	$(4,284)
Reclassification adjustment for gains included in net income	0	613	0	799
Net unrealized gains (losses)	5,454	(4,247)	69	(5,083)
Tax effect	(1,909)	1,444	(24)	1,728
Other comprehensive income (loss)	$3,545	$(2,803)	$45	$(3,355)

Note 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees to support these commitments. The Company had $30.6 million of standby letters of credit at September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability at September 30, 2006 for guarantees under standby letters of credit issued was $0.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first nine months of 2006, total deposits increased $235.2 million, from $1.37 billion at December 31, 2005 to $1.61 billion at September 30, 2006. Core deposits increased 19%, from $1.31 billion at December 31, 2005 to $1.56 billion at September 30, 2006. Our core deposits include all deposits except for our public fund time deposits and $20.0 million of noncore public NOW accounts.

During the first nine months of 2006, our total net loans (including loans held for sale) increased by $114.2 million, from $826.0 million at December 31, 2005 to $940.2 million at September 30, 2006. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at September 30, 2006 was 59%, compared to 61% at December 31, 2005.

During the first nine months of 2006, our total assets grew by $197.1 million, from $1.64 billion at December 31, 2005 to $1.84 billion at September 30, 2006. During this same period, interest-earning assets (primarily loans and investments) increased by $167.4 million, from $1.54 billion to $1.71 billion. The growth in interest-earning assets was funded by the previously mentioned deposit growth of $235.2 million offset by a decrease of $61.6 million in short-term borrowings.

Net interest income for the first nine months of 2006 grew by $2.0 million, or 5%, compared to the first nine months of 2005. Interest income was up 36%, due primarily to the increased volume in interest-earning assets and was partially offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $4.4 million, or 9%, for the first nine months of 2006 compared to the first nine months of 2005. Net income decreased by 22%, from $7.3 million for the first nine months of 2005 to $5.7 million for the first nine months of 2006. Diluted net income per common share decreased 23% for the first nine months of 2006 compared to the same period in 2005.

The decrease in net income and related net income per share was primarily due to the current interest rate environment in which long-term rates had the same level of yields as did short-term rates. Characterized as a “flat” yield curve, this rare rate environment has affected banks nationwide, including Commerce Bank/Harrisburg, N.A. (“Commerce Bank”), adding pressure to our net interest margin and constraining our historical net interest income growth. We feel this net interest margin compression is a short-term hurdle. We remain committed to the expansion of the Commerce Bank Model and to delivering legendary service to our Customers. Net income results for the first three quarters of 2006 also included the expense impact of our four new stores opened during the second and third quarters of 2005.

In late March 2006, the Company completed construction of, and relocated approximately 300 employees into, Commerce Center, its new Headquarters, Operations and Training Center. This facility, located at 3801 Paxton Street in Dauphin County, now houses our executive, lending, financial, training and operational support departments. One-time expenses related to this relocation are included in the results of operations for the nine month period ended September 30, 2006.

The financial highlights for 2006 compared to 2005 are summarized below.

(dollars in millions, except per share amounts)	September 30, 2006	September 30, 2005	% Change

Total Assets	$1,838.2	$1,587.4	16%
Total Loans (net)	928.0	753.3	23
Total Deposits	1,606.3	1,405.6	14

Total Revenues	$53.4	$49.0	9%
Net Income	5.7	7.3	(22)

Diluted Net Income Per Share	$0.89	$1.15	(23)%

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

Allowance for Loan Losses. The allowance for loan losses represents the amount available for estimated probable losses existing in our loan portfolio. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

We perform periodic, systematic reviews of our loan portfolios to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover the estimated probable losses existing in each lending category. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation and the volatility of forecasted net credit losses.

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

In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include (1) changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, (2) trends in volume and term loans, (3) changes in underwriting standards and practices, (4) portfolio mix, (5) tenure of the loan officers and management, (6) changes in credit concentrations, and (7) national and local economic trends and conditions. Management judgment is involved at many levels of these evaluations.

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

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended September 30, 2006, discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $1.66 billion for the third quarter of 2006, compared to $1.35 billion for the same period in 2005. For the quarters ended September 30, 2006 and September 30, 2005, total securities averaged $739.7 million and $611.8 million, respectively. For the same two quarters, total loans receivable averaged $917.0 million in 2006 and $741.5 million in 2005.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.14 billion for the third quarter of 2005 to $1.43 billion for the third quarter of 2006. Total interest-bearing deposits averaged $1.19 billion for the third quarter of 2006, compared to $1.03 billion for the third quarter of 2005. The third quarter average for short-term borrowings was $219.1 million and $93.4 million in 2006 and 2005, respectively.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2006 was 6.45%, an increase of 51 basis points (“bps”) over the comparable period in 2005. This increase resulted from increased yields on loans receivable and investment securities as a result of continued increases in the level of short-term market interest rates.

The average rate paid on interest-bearing liabilities for the third quarter of 2006 was 3.79%, compared to 2.58% for the third quarter of 2005. Our deposit cost of funds increased from 1.82% in the third quarter of 2005 to 2.47% for the third quarter of 2006. The aggregate cost of all funding sources was 3.27% for the third quarter of 2006, compared to 2.17% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the third quarter of 2006 compared to the third quarter of 2005. For the twelve month period ending September 30, 2006, the yield on the 3-month Treasury bill increased 130 bps. At September 30, 2006, approximately $628 million, or 39%, of total deposits were either municipal deposits or corporate cash management deposits, both of which are indexed to the 90-day Treasury bill.

Interest-earning assets averaged $1.63 billion for the first nine months of 2006, compared to $1.29 billion for the same period in 2005. For the nine months ended September 30, 2006 and September 30, 2005, total securities averaged $739.2 million and $587.6 million, respectively. For the same two periods, total loans receivable averaged $887.0 million in 2006 and $707.0 million in 2005.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.08 billion for the first nine months of 2005 to $1.40 billion for the first nine months of 2006. Total interest-bearing deposits averaged $1.15 billion for the first nine months of 2006, compared to $983.9 million for the first nine months of 2005. The nine month average for short-term borrowings was $229.0 million and $86.1 million in 2006 and 2005, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2006 was 6.34%, an increase of 50 bps over the comparable period in 2005. This increase resulted from increased yields on loans receivable and investment securities as a result of continued increases in the level of short-term market interest rates.

The average rate paid on interest-bearing liabilities for the first nine months of 2006 was 3.57%, compared to 2.32% for the first nine months of 2005. Our deposit cost of funds increased from 1.62% in the first nine months of 2005 to 2.27% for the first nine months of 2006. The aggregate cost of all funding sources was 3.07% for the first nine months of 2006, compared to 1.95% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the first three quarters of 2006 compared to the first three quarters of 2005.

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

Net interest income for the third quarter of 2006 increased by $411,000, or 3%, over the same period in 2005. Interest income on interest-earning assets totaled $26.8 million for the third quarter of 2006, an increase of $6.7 million, or 33%, over 2005. Interest income on loans outstanding increased by 36% over the third quarter of 2005 and interest income on investment securities increased by 29% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the third quarter increased $6.3 million, or 85%, from $7.4 million in 2005 to $13.7 million in 2006. Interest expense on deposits increased by $4.1 million, or 67%, during the third quarter of 2006 over the third quarter of 2005 and interest expense on short-term borrowings increased by $2.1 million during this same period. These third-quarter increases in interest expense were related to a combination of the increase in our average level of deposits and short-term borrowings as well as an increase in the level of interest rates paid on these same interest-bearing liabilities.

Net interest income for the first nine months of 2006 increased by $2.0 million, or 5%, over the same period in 2005. Interest income on interest-earning assets totaled $77.2 million for the first nine months of 2006, an increase of $20.6 million, or 36%, over the same period in 2005. Interest income on loans outstanding increased by 39% over the first nine months of 2005 and interest income on investment securities increased by 33% over the same period. The majority of this increase was related to volume increases in the securities and loans receivable portfolios. Interest expense for the first nine months increased $18.6 million, or 98%, from $18.9 million in 2005 to $37.4 million in 2006. Interest expense on deposits increased by $11.9 million, or 76%, for the first nine months of 2006 over the first nine months of 2005. Interest expense on short-term borrowings increased by $6.6 million for the first nine months of 2006 compared to the same period in 2005. These increases in interest expense were related to a combination of the increase in our average level of deposits and short-term borrowings as well as an increase in the level of interest rates paid on these same interest-bearing liabilities.

During the third quarter of 2006, the Federal Reserve Board paused on short-term interest rate changes by keeping the targeted federal funds rate at 5.25%. The federal funds rate increased six times for a total of 150 bps from September 30, 2005 through September 30, 2006. As a result, our cost of funds has increased significantly over levels experienced in recent years. The increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets. For the next twelve months, we expect continued growth in overall net interest income as a result of our ability to grow core deposit balances, despite the inverted yield curve environment. However, we would not expect to see expansion in the net interest margin until the yield curve returns to a more favorable slope. At the same time, additional increases in short-term market interest rates combined with an inverted yield curve could lead to additional net interest margin compression.

Also, net interest margin could decline slightly over the remainder of 2006, primarily due to the cyclicality of municipal deposit inflows which are seasonally strong during the latter half of the third quarter and the first half of the fourth quarter and are indexed to the short-end of the yield curve.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 2.66% during the third quarter of 2006 compared to 3.36% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 2.77% during the first nine months of 2006 versus 3.52% during the first nine months of 2005. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 59 bps, from 3.77% for the third quarter of 2005 to 3.18% for the third quarter of 2006, as a result of the increased cost of funding sources and the flattening yield curve. For the first nine months of 2006 and 2005, the fully taxable-equivalent net interest margin was 3.27% and 3.89%, respectively.

Provision for Loan Losses

We recorded provisions of $428,000 to the allowance for loan losses for the third quarter of 2006 as compared to $250,000 for the third quarter of 2005. The loan loss provisions for the first nine months amounted to $1.4 million for both 2006 and 2005. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net charge-offs for the third quarter of 2006 were $470,000, or 0.05%, of average loans outstanding, compared to net recoveries of $29,000 for the same period in 2005. Net charge-offs for the first nine months of 2006 were $1.0 million, or 0.11%, of average loans outstanding, compared to net charge-offs of $415,000, or 0.06%, of average loans outstanding for the same period in 2005. The allowance for loan losses as a percentage of period-end loans was 1.03% at September 30, 2006, 1.12% at December 31, 2005, and 1.16% at September 30, 2005.

From December 31, 2005 to September 30, 2006, total non-performing loans increased from $2.5 million to $3.6 million. Non-performing assets as a percentage of total assets increased from 0.16% at December 31, 2005 to 0.21% at September 30, 2006. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the third quarter of 2006 increased by $396,000, or 9%, over the same period in 2005. Deposit service charges and fees increased by 33%, from $3.2 million for the third quarter of 2005 to $4.3 million in the third quarter of 2006. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $442,000 in the third quarter of 2006 compared to the same period in 2005. Noninterest income for the third quarter of 2006 did not include any gains on the sale of small business administration loans or gains on the sale of securities whereas noninterest income for the third quarter of 2005 included gains on the sale of small business administration loans totaling $73,000 and gains on the sale of securities totaling $613,000.

Noninterest income for the first nine months in 2006 increased by $2.4 million, or 21%, over the same period in 2005. Deposit service charges and fees increased by 37%, from $9.0 million for the first nine months of 2005 to $12.2 million in the first nine months of 2006. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit accounts and transactions. Again, the largest increase in noninterest income was revenue related to Visa® check card transactions, which increased by $1.2 million in the first nine months of 2006 over the same period in 2005. Included in noninterest income for the first nine months of 2006 were gains on the sale of student loans totaling $123,000 and gains on the sale of small business administration loans totaling $110,000. Included in noninterest income for the first nine months of 2005 were gains on the sale of student loans totaling $124,000, gains on the sale of small business administration loans totaling $381,000, and gains on the sale of securities totaling $799,000.

Noninterest Expenses

For the third quarter of 2006, noninterest expenses increased by $1.5 million, or 11%, over the same period in 2005, primarily as a result of opening three new stores within the past twelve month period and Commerce Center in April 2006. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2006 and September 30, 2005 is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $937,000, or 14%, for the third quarter of 2006 over the third quarter of 2005. The increased level of these expenses included the impact of salary and benefit costs associated with the additional staff for the stores opened in July 2005, August 2005, and October 2005 as well as additional lending, retail, and back office staff to facilitate our growth.

Occupancy expenses totaled $1.7 million for the third quarter of 2006, an increase of $309,000, or 22%, over the third quarter of 2005, while furniture and equipment expenses increased 22%, or $159,000, over the third quarter of 2005. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities partially offset higher levels of expense associated with the new building and its furniture and equipment. Additionally, the three stores opened in the past twelve months contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $642,000 for the three months ending September 30, 2006, a decrease of $353,000, or 35%, from the same period in 2005. The majority of the decrease related to no additional stores opening in 2006 compared to two stores opened in third quarter 2005.

Data processing expenses increased by $333,000, or 31%, in the third quarter of 2006 over the three months ending September 30, 2005. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores and enhancements to existing services.

Postage and supplies expenses of $426,000 were $79,000, or 23%, higher for the third quarter of 2006 than for the third quarter of 2005. The increase was attributed to the increase in supplies needed to process higher volumes of transactions, the additional supplies needed for the new stores, and the postage rate increase that occurred on January 8, 2006.

Other noninterest expenses increased by $60,000, or 3%, for the three-month period ending September 30, 2006, compared to the same period in 2005. Components of the increase included expenses related to consulting services.

For the first nine months of 2006, total noninterest expenses increased by $6.7 million, or 18%, over the same period in 2005, primarily as a result of our opening three new stores within the past fifteen month period. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the nine months ending September 30, 2006 and September 30, 2005 is presented in the following paragraphs.

Salary expenses and employee benefits, which represent the largest component of noninterest expenses, increased by $3.5 million, or 18%, for the first nine months of 2006 over the first nine months of 2005. The increased level of these expenses included the impact of salary and benefit costs associated with the additional staff for the four stores opened throughout 2005 as well as additional lending, retail, and back office staff to facilitate our growth.

Occupancy expenses totaled $4.9 million for the first nine months of 2006, an increase of $1.0 million, or 26%, over the first nine months of 2005, while furniture and equipment expenses increased 23%, or $483,000, over the first nine months of 2005. The additional expenses associated with Commerce Center, in addition to the four new stores opened in 2005, contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $2.0 million for the nine months ending September 30, 2006, a decrease of $257,000, or 11%, over the same period in 2005. Advertising and marketing expenses for the first nine months of 2005 included costs associated with grand opening celebrations for the three new stores during the first nine months of 2005.

Data processing expenses increased by $1.2 million, or 44%, in the first nine months of 2006 over the nine months ending September 30, 2005. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with additional stores and enhancements to existing services.

Postage and supplies expenses of $1.2 million were $246,000, or 26%, higher for the first nine months of 2006 than for the comparable period in 2005. The increase was attributed to the increase in supplies needed to process higher volumes of transactions, the additional supplies needed for the new stores, and the postage rate increase that occurred on January 8, 2006.

Other noninterest expenses increased by $454,000, or 8%, for the nine month period ending September 30, 2006, compared to the same period in 2005. Components of the increase included expenses related to regulatory fee assessments, consulting fees, other non-credit related losses, and costs associated with compliance of section 404 of Sarbanes-Oxley Act, offset by a decrease in foreclosed real estate expense.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income (exclusive of gains on the sale of investment securities and gains on the sale of commercial loans). In 2006, this ratio equaled 2.3% for both the third quarter and the first nine months. In 2005, this ratio equaled 2.6% for both the third quarter and the first nine months.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income (excluding gain on sales of investment securities and gains on the sale of commercial loans). For the quarter ending September 30, 2006, the operating efficiency ratio was 83.3%, compared to 81.6% for the similar period in 2005. This ratio equaled 81.1% for the first nine months of 2006, compared to 76.6% for the first nine months of 2005. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities, and our strong customer service focused model.

Provision for Federal Income Taxes

The provision for federal income taxes was $902,000 for the third quarter of 2006, compared to $1.1 million for the same period in 2005. For the nine months ending September 30, the provision was $2.9 million and $3.6 million for 2006 and 2005, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33.8% for the first nine months of 2006 and 32.8% for the same period in 2005.

Net Income and Net Income Per Share

Net income for the third quarter of 2006 was $1.6 million, a decrease of $680,000, or 29%, from the $2.3 million recorded in the third quarter of 2005. The decrease was due to a $411,000 increase in net interest income, and a $396,000 increase in noninterest income, partially offset by a $178,000 increase in the provision for loan losses and a $1.5 million increase in noninterest expenses. Included in noninterest income for the third quarter of 2005 were gains on the sale of small business administration loans totaling $73,000 and gains on the sale of securities totaling $613,000.

Net income for the first nine months of 2006 was $5.7 million, a decrease of $1.6 million, or 22%, from the $7.3 million recorded in the first nine months of 2005. The decrease was due to a $2.0 million increase in net interest income, a $11,000 decrease in the provision for loan losses, and a $2.4 million increase in noninterest income, partially offset by a $6.7 million increase in noninterest expenses. Included in noninterest income for the first nine months of 2005 were pre-tax gains of $381,000 on the sale of small business administration loans and $799,000 on the sale of investment securities.

Basic earnings per common share were $0.27 for the third quarter of 2006, compared to $0.39 for the third quarter of 2005. For the first nine months of 2006 and 2005, basic earnings per share were $0.93 and $1.23, respectively. Diluted earnings per common share decreased 28%, to $0.26, for the third quarter of 2006, compared to $0.36 for the third quarter of 2005. For the first nine months in 2006 and 2005, diluted earnings per common share were $0.89 and $1.15, respectively. Excluding the previously mentioned gains on the sales of SBA loans and investment securities in 2005, diluted earnings per common share for the three and nine month periods ended September 30, 2006 were down 13% and 16%, respectively.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2006 was 0.36%, compared to 0.63% for the third quarter of 2005. The ROA for the first nine months in 2006 and 2005 was 0.44% and 0.71%, respectively. ROA has decreased due to our expense growth incurred as a result of increasing our footprint in South Central Pennsylvania by expanding our number of stores combined with the impact of the continued unfavorable yield curve environment, which has impeded our net interest income growth. Additionally, the Company has invested approximately $22.9 million in the new Headquarters, Operations, and Training Center that opened at the end of the first quarter of 2006.

Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 6.77% for the third quarter of 2006, compared to 10.15% for the third quarter of 2005. The ROE for the first nine months of 2006 was 8.15%, compared to 11.08% for the first nine months of 2005. The lower ROE is related to the decrease in net income as previously discussed.

FINANCIAL CONDITION

Securities

During the first nine months of 2006, securities available for sale increased by $36.6 million, from $380.8 million at December 31, 2005 to $417.4 million at September 30, 2006. This resulted from the purchase of $84.6 million in securities offset by $47.5 million in principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.2 years at September 30, 2006 compared to 3.9 years at December 31, 2005 with a current weighted average yield of 5.33% at September 30, 2006 and 5.11% at December 31, 2005. There were no sales of available for sale securities during the first nine months of 2006.

During the first nine months of 2006, securities held to maturity increased by $14.2 million as a result of $31.5 million in purchases, offset by principal repayments of $17.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.3 years at September 30, 2006 and 5.5 years at December 31, 2005 with a weighted average yield of 5.29% at September 30, 2006 and 5.23% at December 31, 2005. There were no sales of held to maturity securities during the first nine months of 2006.

Total securities represented 40% of total assets at September 30, 2006 and 42% at December 31, 2005, and aggregated $737.9 million and $687.1 million, respectively, for the same two periods.

The average fully-taxable equivalent yield on the combined securities portfolio for the first nine months of 2006 was 5.28% as compared to 5.04% for the similar period of 2005.

Loans Held for Sale

Loans held for sale are comprised of student loans, residential mortgage loans, and small business administration (“SBA”) and business and industry (“B&I”) loans which we intend to sell and reinvest in commercial loans and investment securities. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2005 and September 30, 2006, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $12.3 million at September 30, 2006 and $10.6 million at December 31, 2005. At December 31, 2005, loans held for sale were comprised of $8.1 million of student loans, $2.2 million of residential mortgages, and $246,000 of SBA loans as compared to $7.1 million of student loans and $5.2 million of residential loans at September 30, 2006. The change was the result of sales of $8.2 million of student loans, $61.4 million of residential loans, and $1.1 million of SBA loans, offset by originations of $71.3 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 0.7% at September 30, 2006 and 0.6% at December 31, 2005.

Loans Receivable

During the first nine months of 2006, total gross loans receivable increased by $112.9 million, from $824.7 million at December 31, 2005, to $937.6 million at September 30, 2006. The growth was widespread across all loan categories. Gross loans receivable represented 58% of total deposits and 51% of total assets at September 30, 2006, as compared to 61% and 50%, respectively, at December 31, 2005. The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 9/30/2006	% of Total	As of 9/30/2005	% of Total	$ Increase	% Increase
Commercial	$295,595	32%	$212,552	28%	$83,043	39%
Owner-Occupied	122,982	13	104,043	14	18,939	18
Total Commercial	418,577	45	316,595	42	101,982	32
Consumer / Residential	275,473	29	230,876	30	44,597	19
Commercial Real Estate	243,535	26	214,686	28	28,849	13
Gross Loans	937,585	100%	762,157	100%	$175,428	23%
Less: Reserves	(9,635)		(8,852)
Net Loans	$927,950		$753,305

Loan and Asset Quality and Allowance for Loan Losses

Non-performing assets include non-performing loans, foreclosed real estate, and loans past due 90 days or more and still accruing interest. Non-performing assets at September 30, 2006, were $3.8 million, or 0.21%, of total assets as compared to $2.7 million, or 0.16%, of total assets at December 31, 2005. Total non-performing loans (nonaccrual loans and restructured loans) were $3.6 million at September 30, 2006 as compared to $2.5 million at December 31, 2005. Foreclosed real estate totaled $159,000 at both September 30, 2006 and December 31, 2005. At September 30, 2006, fifteen loans were in the nonaccrual commercial categories ranging from $2,000 to $285,000 and four loans were in the nonaccrual commercial real estate categories ranging from $78,000 to $489,000. At December 31, 2005, twelve loans were in the nonaccrual commercial categories ranging from $2,000 to $165,000 and three loans were in the nonaccrual commercial real estate categories ranging from $143,000 to $203,000. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios, and non-performing assets to stockholders’ equity, remains strong.

The summary table below presents information regarding non-performing loans and assets at September 30, 2006 and 2005, and at December 31, 2005.

	Non-performing Loans and Assets
(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans:
Commercial	$1,275	$684	$406
Consumer	139	296	154
Mortgage:
Construction	0	0	0
Mortgage	2,216	1,322	1,371
Total nonaccrual loans	3,630	2,302	1,931
Loans past due 90 days or more and still accruing	0	233	0
Renegotiated loans	0	0	0
Total non-performing loans	3,630	2,535	1,931
Foreclosed real estate	159	159	159
Total non-performing assets	$3,789	$2,694	$2,090
Non-performing loans to total loans	0.39%	0.31%	0.25%
Non-performing assets to total assets	0.21%	0.16%	0.13%
Non-performing loan coverage	265%	364%	458%
Non-performing assets / capital plus reserves	3%	3%	2%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $6.6 million, considered by our internal loan review department as potential problem loans at September 30, 2006, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Nine Months Ending September 30, 2006	Year Ending December 31, 2005	Nine Months Ending September 30, 2005
Balance at beginning of period	$9,231	$7,847	$7,847
Provisions charged to operating expense	1,409	1,560	1,420
	10,640	9,407	9,267
Recoveries of loans previously charged-off:
Commercial	62	546	264
Consumer	40	50	47
Real Estate	0	0	11
Total recoveries	102	596	322
Loans charged-off:
Commercial	(750)	(627)	(620)
Consumer	(357)	(135)	(107)
Real Estate	0	(10)	(10)
Total charged-off	(1,107)	(772)	(737)
Net charge-offs	(1,005)	(176)	(415)
Balance at end of period	$9,635	$9,231	$8,852
Net charge-offs as a percentage of average loans outstanding	0.11%	0.02%	0.06%
Allowance for loan losses as a percentage of period-end loans	1.03%	1.12%	1.16%

Restricted Investments in Bank Stock

During the first nine months of 2006, restricted investments in Bank stock increased by $452,000 million, or 4%, from $11.5 million at December 31, 2005 to $11.9 million at September 30, 2006. The primary increase was in the purchase of additional Federal Home Loan Bank (“FHLB”) needed to cover the short-term borrowings at the FHLB which are discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first nine months of 2006, premises and equipment increased by $15.2 million, or 23%, from $66.3 million at December 31, 2005 to $81.5 million at September 30, 2006. The primary increase in premises was $10.1 million in additional capitalized costs relating to the new Commerce Center. Also, during April 2006, the Bank discontinued leasing a store site at 100 Senate Avenue in Camp Hill, PA, and relocated the store to a newly constructed site located at 1249 Market Street in Lemoyne, PA. Total capitalized costs associated with this new facility were $3.7 million. The remaining increase was a result of furniture and equipment purchases necessary for our additions to staff and replacing certain fixed assets, partially offset by the provision for depreciation and amortization.

Deposits

Total deposits at September 30, 2006 were $1.61 billion, up $235.2 million, or 17%, over total deposits of $1.37 billion at December 31, 2005. Core deposits averaged $1.40 billion for the quarter ended September 30, 2006, up $189.0 million, or 18%, over average core deposits for the quarter ended September 30, 2005. The average balances and weighted average rates paid on deposits for the first nine months of 2006 and 2005 are presented in the table below.

	Nine Months Ending September 30,
	2006		2005
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$252,919		$216,618
Interest-bearing (money market and checking)	568,884	3.55%	456,090	2.29%
Savings	356,746	2.23	316,958	1.42
Time deposits	228,360	3.84	210,858	2.87
Total deposits	$1,406,909		$1,200,524

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and overnight federal funds lines of credit. At September 30, 2006, short-term borrowings totaled $96.3 million as compared to $72.0 million at September 30, 2005 and $157.9 million at December 31, 2005. The average rate paid on the short-term borrowings was 5.02% during the first nine months of 2006, compared to an average rate paid of 3.21% during the first nine months of 2005. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At September 30, 2006, stockholders’ equity totaled $99.2 million, up 8% over stockholders’ equity of $91.6 million at December 31, 2005. Stockholders’ equity at September 30, 2006 included $4.4 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $7.5 million, or 8%, from $96.0 million at December 31, 2005, to $103.5 million at September 30, 2006 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At September 30, 2006, the Bank met the definition of a “well-capitalized” institution.

On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities to Commerce Bank, N.A. through Commerce Harrisburg Capital Trust III (“Trust III”), a Delaware statutory trust subsidiary. All $15 million of the Trust Capital Securities qualifies as Tier 1 Capital for regulatory capital purposes.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	September 30, 2006	December 31, 2005	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	10.23%	9.77%	4.00%	6.00%
Risk-based Total	10.98	10.60	8.00	10.00
Leverage ratio (to average assets)	7.33	6.68	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at September 30, 2006 were as follows: leverage ratio of 7.34%, Tier 1 capital to risk-weighted assets of 10.24%, and total capital to risk-weighted assets of 10.99%.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point (“bp”) increase and a 200 bp decrease during the next year, with rates remaining constant in the second year. The 200 bp decrease scenario is a change in risk measurement adopted by management during the third quarter of 2005. For the period January 2002 through September 2005, management used a 100 bp decrease as its risk measurement analytic due to the historically low interest rate environment present throughout the majority of this time period. As a result of increases in short-term interest rates totaling 425 bps between June 30, 2004 and September 30, 2006, management feels that a scenario monitoring a 200 bp decrease in interest rates is more appropriate going forward.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 200 or minus 200 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

At September 30, 2006, the impact on projected net interest income in a plus 200 bp rate change environment was (3.3)% in the first twelve months and (2.2)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 200 bp rate change environment was 2.9% and 0.8% for the first twelve months and first twenty-four months, respectively. For comparative purposes, the impact on projected net interest income at September 30, 2005 in a plus 200 bp rate change environment was (3.8)% in the first twelve months and (3.1)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 200 bp rate change environment was 3.2% and 1.4% for the first twelve months and first twenty-four months, respectively.

Each of these forecasts is within an acceptable level of interest rate risk per the policies established by our ALCO. Management continues to evaluate strategies in conjunction with the Company’s ALCO to effectively manage the interest rate risk position. Such strategies could include adjusting the investment leverage position funded by overnight borrowings, altering the Bank’s mix of deposits by product, and adjusting the mismatch between short term interest-sensitive assets and liabilities.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At September 30, 2006, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates, and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2006 provide an accurate assessment of our interest rate risk. At September 30, 2006, the average life of our core deposit transaction accounts was 16.7 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank. At September 30, 2006, our total potential liquidity through these secondary sources was $681.3 million, of which $585.0 million was currently available, as compared to $363.2 million available out of our total potential liquidity of $521.1 million at December 31, 2005.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1a.  Risk Factors.

No material changes to report for the quarter ending September 30, 2006 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 previously filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending September 30, 2006.

Item 3.  Defaults Upon Senior Securities.

No items to report for the quarter ending September 30, 2006.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending September 30, 2006.

Item 5.  Other Information.

No items to report for the quarter ended September 30, 2006.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

11/9/06	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/06	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002