Form 10-K
period 2006-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2007-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA      17111-0999
(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code: (800) 653-6104

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:     None
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                        [   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
                                                                        [   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                        [X] Yes    [  ] No

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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                        [   ] Yes    [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2006, was $136,567,936.

The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2007 was 6,169,216.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PENNSYLVANIA COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, including those discussed in Item 1A “Risk Factors” and Item 7 & “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

● the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

● the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

● inflation;

● interest rate, market and monetary fluctuations;

● the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

● the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;

● the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

● the impact of the rapid growth of the Company;

● the Company’s dependence on Commerce Bancorp, Inc. to provide various services to the Company;

● changes in the Company’s allowance for loan losses;

● effect of terrorists attacks and threats of actual war;

● unanticipated regulatory or judicial proceedings;

● changes in consumer spending and saving habits;

● and the success of the Company at managing the risks involved in the foregoing.

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For information, concerning events or circumstances after the date of this report, refer to the Company’s filings with the Securities and Exchange Commission (“SEC”).

General

Pennsylvania Commerce Bancorp, Inc. (the “Company”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. (the “Bank”). On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company’s wholly owned banking subsidiary. All $5 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II (“Trust II”), a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company’s wholly owned banking subsidiary. All $8 million of the Trust Capital Securities qualify as Tier 1 capital for regulatory capital purposes. On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III (“Trust III”), a newly formed Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in Commerce Bank/Harrisburg, N.A., the company’s wholly owned banking subsidiary. All $15 million of the Trust Capital securities qualifies as Tier 1 Capital for regulatory capital purposes.

The Company is a member of the Commerce Bancorp, Inc. Network (the “Network”) and has the exclusive right to use the “Commerce Bank” name and the “America’s Most Convenient Bank” logo within its primary service area. The Network provides certain marketing and support services to the Bank.

As of December 31, 2006, the Company had approximately $1.9 billion in assets, $1.6 billion in deposits, $988.4 million in total net loans (including loans held for sale), and $101.1 million in stockholders’ equity. The Bank is a member of the Federal Reserve System and substantially all of the Bank’s deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law. The Company’s total revenues (net interest income plus noninterest income) were $71.5 million and the Company recorded $7.3 million in net income for the year ended December 31, 2006.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (800) 653-6104.

As of December 31, 2006, the Company had 909 employees, of which 696 were full-time employees. Management believes the Company’s relationship with its employees is good.

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

Service Area

The Bank offers its lending and depository services from its main office in Lemoyne, Pennsylvania, and its twenty-nine other full-service stores located in Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, Pennsylvania.

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

The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype store concept, the Company plans to open two to four new stores in 2007. Additionally, the Company intends to continue to open multiple stores over the next five years. It has been the Company’s experience that each newly opened store office incurs operating losses during the first 12 to 18 months of operations and becomes profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

The Company is not dependent on any one or more major customers, and its business is not seasonal.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the south central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, most of which have assets, capital, and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds. Among those institutions, the Bank has a share of approximately 5% of the bank deposits in its market area.

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

In commercial transactions, the Bank’s legal lending limit to a single borrower (approximately $21.4 million as of December 31, 2006) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is lower than that of some of the Bank’s competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financing in excess of these limits.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions. As of the end of 2006, all participations totaled approximately $17.2 million. Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

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

On January 29, 2007, the Bank entered into a written agreement with the OCC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2007). The Bank is fully cooperating with the OCC in implementing plans and procedures to address the matters identified by the regulator.

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

Subject to regulatory approvals, we are targeting to open 30 new stores over the next six years. The cost to construct and furnish a new store will be approximately $2.0 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We are dependent on Commerce Bancorp, Inc. (“Bancorp”).

Pursuant to the Network Agreement between us, the Bank, and Bancorp, which was last amended in September 2004, we have the right to use the "Commerce Bank" name and the "America's Most Convenient Bank" logo, among others, within the territory prescribed by the Network Agreement (the Pennsylvania counties of Adams, Berks, Bradford, Carbon, Centre, Clinton, Columbia, Cumberland, Dauphin, Franklin, Fulton, Huntingdon, Juniata, Lackawanna, Lancaster, Lebanon, Luzerne, Lycoming, Mifflin, Monroe, Montour, Northumberland, Perry, Pike, Potter, Schuylkill, Snyder, Sullivan, Susquehanna, Tioga, Union, Wayne, Wyoming, and York). As of December 31, 2006, Bancorp owned approximately 10.8% of our common stock, 100% of our Series A preferred stock, warrants that entitle Commerce of New Jersey to purchase 287,332 shares (adjusted for common stock dividends) of our common stock only upon our "change of control" (as defined in "Description of Our Capital Stock - Warrants") and 100% of our Trust Capital Securities. Under the Network Agreement, Bancorp, through its subsidiary, Commerce Bank, N.A., a national bank located in Cherry Hill, New Jersey, provides various services to the Bank including: maintaining the computer wide area network; proof and encoding services; deposit and loan account statement rendering; data processing; and advertising support. The Bank may only use these services in the territory prescribed by the Network Agreement. This restriction limits our growth to these areas as long as we are a party to the Network Agreement.

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

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our articles of incorporation provide that our board of directors may issue up to 960,000 shares of preferred stock without shareholder approval, subject to the rights of the outstanding preferred shares. In addition, "anti-takeover" provisions of our articles of incorporation, federal and state laws, and Pennsylvania law may restrict a third party's ability to obtain control of the Company and may prevent shareholders from receiving a premium for their shares of our common stock.

Our common stock is not insured by any governmental agency and, therefore, investment in it involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC, or any other governmental agency, and is subject to investment risk, including possible loss.

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2006, the average daily trading volume for our common stock was approximately 7,800 shares.

The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities. Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities. As of December 31, 2006, there were 6,149,155 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of December 31, 2006, we had the authority to issue up to approximately 490,000 shares of our common stock under our stock option plans and 350,000 shares under our Dividend Reinvestment and Stock Purchase Plan. Additionally, we had outstanding warrants to purchase 287,332 shares of our common stock.

Our executive officers, directors and other five percent or greater shareholders own a large percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2006, our executive officers and directors owned and had the right to vote approximately 25.6% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 20.2% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Pennsylvania Commerce.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2006, the Company owned 16 properties and leased 24 other properties. The properties owned are not subject to any liens, encumbrances, or collateral assignments. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 30 stores located in the following Pennsylvania counties: Cumberland, Berks, Dauphin, Lebanon, Lancaster, and York.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

Part II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pennsylvania Commerce Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol COBH. The table below sets forth the prices on the NASDAQ Global Select Market known to us for the period beginning January 1, 2005 through December 31, 2006. As of December 31, 2006, there were approximately 2,500 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2006	$26.84	$24.77
September 30, 2006	31.68	25.58
June 30, 2006	32.00	26.54
March 31, 2006	33.50	30.01
December 31, 2005	$36.00	$30.72
September 30, 2005	36.68	33.05
June 30, 2005	38.00	29.11
March 31, 2005	33.97	28.93

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Footnote 14 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference.

Item 6. Selected Financial Data

Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2006	2005	2004	2003	2002

Balance Sheet Data:
Total assets		$1,866,483	$1,641,121	$1,277,367	$1,051,989	$786,598
Loans held for sale		15,346	10,585	14,287	9,164	10,514
Loans receivable (net)		973,033	815,439	638,496	469,937	363,735
Securities available for sale		392,058	380,836	314,065	275,400	205,436
Securities held to maturity		319,628	306,266	209,917	199,863	97,625
Federal funds sold		0	0	12,000	0	44,500
Deposits		1,616,777	1,371,062	1,160,547	906,527	726,955
Short-term borrowings and long-term debt		142,200	171,500	13,600	79,000	0
Trust capital securities		0	0	0	13,000	13,000
Stockholders' equity		101,108	91,643	85,039	49,724	42,812

Income Statement Data:
Net interest income		$52,791	$50,905	$46,585	$33,890	$27,701
Provision for loan losses		1,634	1,560	2,646	1,695	1,435
Noninterest income		18,752	14,156	11,296	9,990	7,707
Noninterest operating expenses		59,294	50,403	42,466	32,510	25,428
Income before income taxes		10,615	13,098	12,769	9,675	8,545
Net income		7,254	8,817	8,591	6,557	5,674

Common Share Data:
Net income per share:	Basic	$1.18	$1.47	$1.75	$1.44	$1.29
	Diluted	1.12	1.38	1.63	1.34	1.18
Book Value per share		16.27	15.07	14.31	10.62	9.40

Selected Ratios:
Performance:
Return on average assets		0.41%	0.61%	0.73%	0.74%	0.81%
Return on average stockholders' equity		7.58	9.91	14.78	14.27	14.86
Net interest margin		3.18	3.77	4.28	4.20	4.29

Liquidity and Capital:
Average loans to average deposits		62.52%	58.87%	57.20%	52.23%	56.91%
Average stockholders' equity to average total assets		5.40	6.12	4.96	5.22	5.49
Risk based capital:	Tier 1	10.00	9.79	11.57	9.57	11.16
	Total	10.72	10.61	12.49	10.49	12.22
Leverage ratio		7.31	6.69	7.79	6.19	7.00

Asset Quality:
Net charge-offs to average loans outstanding		0.13%	0.02%	0.14%	0.20%	0.23%
Non-performing loans to total year-end loans		0.34	0.31	0.13	0.25	0.45
Non-performing assets to total year-end assets		0.19	0.16	0.11	0.13	0.23
Allowance for loan losses to total year-end loans		0.99	1.12	1.21	1.26	1.40
Allowance for loan losses to non-performing loans		287	364	916	513	311

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference to the Company’s 2006 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2006 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2006 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2006 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

During the most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Report on Management’s Assessment of Internal Control Over Financial Reporting is provided in the next section. The attestation report of Beard Miller Company LLP, the Company’s independent registered public accounting firm, regarding management’s assessment of the effectiveness of controls over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 is provided in the Company’s 2006 Annual Report.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control - Integrated Framework. Beard Miller Company LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 9, 2007

Item 9B. Other Information

None.

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2007. In addition to a Code of Business Conduct and Ethics applicable to all employees and the Board of Directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. Both of these codes are posted under the Investor Relations link on the Company’s website, www.commercepc.com.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2007.

Part IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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
10.10
Agreement by and between Commerce Bank/Harrisburg National Association, Harrisburg, Pennsylvania and the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2007).

11.	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2006 Annual Report to Shareholders and is incorporated by reference herein.)
13.	Pennsylvania Commerce Bancorp, Inc. 2006 Annual Report to Shareholders
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

Pennsylvania Commerce Bancorp, Inc. (Registrant)

Date: March 16, 2007	By /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: March 16, 2007	By /s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2007
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2007
James R. Adair

/s/ John J. Cardello	Director	March 16, 2007
John J. Cardello

/s/ Douglas S. Gelder	Director	March 16, 2007
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2007
Alan R. Hassman

/s/ Howell C. Mette	Director	March 16, 2007
Howell C. Mette

/s/ Michael A. Serluco	Director	March 16, 2007
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 16, 2007
Samir J. Srouji, M.D.