Form 10-Q
period 2007-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2007-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

(800) 653 - 6104
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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of the latest
practicable date:	6,204,216 Common shares outstanding at 4/30/07

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	(dollars in thousands, except share amounts)	(unaudited) March 31, 2007	December 31, 2006
Assets	Cash and due from banks	$45,904	$52,500
	Federal funds sold	0	0
	Cash and cash equivalents	45,904	52,500
	Securities, available for sale at fair value	378,195	392,058
	Securities, held to maturity at cost
	(fair value 2007: $299,491; 2006: $314,837)	303,524	319,628
	Loans, held for sale	9,933	15,346
	Loans receivable, net of allowance for loan losses
	(allowance 2007: $9,992; 2006: $9,685)	1,046,445	973,033
	Restricted investments in bank stocks	13,926	11,728
	Premises and equipment, net	85,641	83,679
	Other assets	15,004	18,511
	Total assets	$1,898,572	$1,866,483
Liabilities	Deposits:
	Noninterest-bearing	$287,129	$275,137
	Interest-bearing	1,273,232	1,341,640
	Total deposits	1,560,361	1,616,777
	Short-term borrowings and repurchase agreements	196,000	112,800
	Long-term debt	29,400	29,400
	Other liabilities	7,871	6,398
	Total liabilities	1,793,632	1,765,375
Stockholders’ Equity	Preferred stock - Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock - $1.00 par value; 10,000,000 shares authorized; issued and outstanding - 2007: 6,200,777; 2006: 6,149,155	6,200	6,149
	Surplus	68,130	67,072
	Retained earnings	33,033	31,941
	Accumulated other comprehensive loss	(2,823)	(4,454)
	Total stockholders’ equity	104,940	101,108
	Total liabilities and stockholders’ equity	$1,898,572	$1,866,483

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three months Ending
	(in thousands,	March 31,
	except per share amounts)	2007	2006
Interest	Loans receivable, including fees:
Income	Taxable	$17,989	$14,710
	Tax-exempt	403	198
	Securities:
	Taxable	9,379	9,351
	Tax-exempt	16	29
	Total interest income	27,787	24,288
Interest	Deposits	11,679	8,329
Expense	Short-term borrowings	2,219	2,408
	Long-term debt	661	354
	Total interest expense	14,559	11,091
	Net interest income	13,228	13,197
	Provision for loan losses	480	475
	Net interest income after provision for loan losses	12,748	12,722
Noninterest	Service charges and other fees	4,502	3,721
Income	Other operating income	171	153
	Gains on sales of loans	326	384
	Gains on sales of securities	171	0
	Total noninterest income	5,170	4,258
Noninterest	Salaries and employee benefits	8,398	7,466
Expenses	Occupancy	1,835	1,558
	Furniture and equipment	955	733
	Advertising and marketing	786	664
	Data processing	1,475	1,209
	Postage and supplies	539	407
	Other	2,502	1,888
	Total noninterest expenses	16,490	13,925
	Income before income taxes	1,428	3,055
	Provision for federal income taxes	316	1,018
	Net income	$1,112	$2,037
	Net Income per Common Share:
	Basic	$0.18	$0.33
	Diluted	0.17	0.32
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,167	6,054
	Diluted	6,408	6,376

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2006	$400	$6,014	$64,859	$24,767	$(4,397)	$91,643
Comprehensive income:
Net income	-	-	-	2,037	-	2,037
Change in unrealized (losses) on securities, net of tax	-	-	-	-	(1,876)	(1,876)
Total comprehensive income						161
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 52,296 shares issued under stock option plans, including tax benefit of $405	-	52	642	-	-	694
Common stock of 110 shares issued under employee stock purchase plan	-	-	3	-	-	3
Proceeds from issuance of 4,831 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	5	140	-	-	145
Common stock share-based awards	-	-	32	-	-	32
Balance, March 31, 2006	$400	$6,071	$65,676	$26,784	$(6,273)	$92,658

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2007	$400	$6,149	$67,072	$31,941	$(4,454)	$101,108
Comprehensive income:
Net income	-	-	-	1,112	-	1,112
Change in unrealized gains on securities, net of tax	-	-	-	-	1,631	1,631
Total comprehensive income						2,743
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 37,476 shares issued under stock option plans, including tax benefit of $0	-	37	551	-	-	588
Common stock of 60 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 14,086 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	14	373	-	-	387
Common stock share-based awards	-	-	132	-	-	132
Balance, March 31, 2007	$400	$6,200	$68,130	$33,033	$(2,823)	$104,940

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Three months Ending March 31,
	(in thousands)	2007	2006
Operating Activities	Net income	$1,112	$2,037
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	480	475
	Provision for depreciation and amortization	1,152	863
	Deferred income taxes	(196)	(477)
	Amortization of securities premiums and accretion of discounts, net	163	248
	Net gains on calls of securities	(171)	0
	Proceeds from sales of loans	20,620	24,797
	Loans originated for sale	(14,881)	(21,554)
	Gains on sales of loans	(326)	(384)
	Loss on disposal of equipment	0	1
	Noncash compensation	132	32
	(Increase) decrease in other assets	2,828	(1,129)
	Increase in other liabilities	1,473	3,857
	Net cash provided by operating activities	12,386	8,766
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	31,571	6,889
	Proceeds from calls of securities	19,671	0
	Purchases	(35,005)	(16,500)
	Securities available for sale:
	Proceeds from principal repayments and maturities	16,246	15,219
	Purchases	0	(54,782)
	Proceeds from sales of loans receivable	0	1,181
	Net increase in loans receivable	(73,892)	(54,641)
	Net purchase of restricted investments in bank stock	(2,198)	(2,109)
	Proceeds from sale of premises and equipment	62	0
	Purchases of premises and equipment	(3,176)	(8,473)
	Net cash used by investing activities	(46,721)	(113,216)
Financing Activities	Net (decrease) increase in demand, interest checking, money market, and savings deposits	(45,011)	74,413
	Net (decrease) increase in time deposits	(11,405)	2,651
	Net increase in short-term borrowings	83,200	29,700
	Proceeds from common stock options exercised	588	289
	Proceeds from dividend reinvestment and common stock purchase plan	387	145
	Tax benefit on exercise of stock options	0	405
	Cash dividends on preferred stock	(20)	(20)
	Net cash provided by financing activities	27,739	107,583
	Increase (decrease) in cash and cash equivalents	(6,596)	3,133
	Cash and cash equivalents at beginning of year	52,500	36,422
	Cash and cash equivalents at end of period	$45,904	$39,555

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with the accounting policies set forth in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

Note 2. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) using the modified prospective method. FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The adoption of Statement of Financial Accounting Standards (“FAS”) 123(R) had an unfavorable impact on our net income and net income per share in 2006 and 2007 and will continue to do so in future periods as we recognize compensation expense for stock option awards.

In conjunction with FAS 123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows for the three month periods ended March 31, 2006 or 2007.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Black-Scholes model used the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rates of 4.7% and 4.6%; volatility factors of the expected market price of the Company's common stock of .19; weighted average expected lives of the options of 8.24 years and 8.2 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for 2007 and 2006 was $10.21 and $11.11, respectively. In the first quarter of 2007, the Company issued 161,250 options to purchase shares of the Company’s stock at an exercise price of $28.51 per share.

As a result of adopting FAS 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $132,000 and $32,000 during the three months ended March 31, 2007, and March 31, 2006, respectively.

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

Note 3. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. FAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of FAS No. 155, as applicable, beginning in fiscal year 2007. The adoption of FAS No. 155 did not have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN48 did not have a material impact on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of FAS No. 159 will have on its consolidated financial statements.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At March 31, 2007, the Company had $371.0 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

Future Facilities

The Company has entered into a land lease for the premises located at 1461 Manheim Pike, Manheim Township, Lancaster County, Pennsylvania. The Company plans to construct a full service store on this property to be opened in 2007.

The Company has purchased the parcel of land at Rt 724 and Bradley Avenue, Reading, Berks County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in 2007.

The Company has purchased the parcel of land at Linglestown and Patton Roads, Harrisburg, Dauphin County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

The Company has purchased the land at the corner of Carlisle Road and Alta Vista Road in Dover Township, York County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania. The Company plans to construct a full service store on this property to be opened in the future.

Note 5.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are presented in the following table. The reclassification adjustments included in comprehensive income are also presented.

	Three months Ending March 31,
(in thousands)	2007	2006
Unrealized holding gains (losses) on available for sale securities occurring during the period	$2,471	$(2,886)
Reclassification adjustment for gains included in net income	0	0
Net unrealized gains (losses)	2,471	(2,886)
Income (taxes) benefit	(840)	1,010
Other comprehensive income (loss)	$1,631	$(1,876)

Note 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees to support these commitments. The Company had $32.4 million of standby letters of credit at March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. There was no current amount of the liability at March 31, 2007 for guarantees under standby letters of credit issued.

Note 7.  REGULATORY MATTERS

On January 29, 2007, Commerce Bank/Harrisburg, N.A. entered into a written agreement with the Comptroller of the Currency of the United States (the “OCC”), the Bank’s primary regulator. The Bank has begun to implement plans and procedures to address the matters identified by the OCC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

EXECUTIVE SUMMARY

During the first three months of 2007, our total assets grew by $32.1 million, from $1.87 billion at December 31, 2006 to $1.90 billion at March 31, 2007. During this same period, interest-earning assets (primarily loans and investments) increased by $39.5 million, from $1.73 billion to $1.77 billion. The growth in interest-earning assets was funded primarily by an increase in short-term borrowings.

During the first three months of 2007, our total net loans (including loans held for sale) increased by $68.0 million, from $988.4 million at December 31, 2006 to $1.06 billion at March 31, 2007. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at March 31, 2007 was 68%, compared to 61% at December 31, 2006.

Total deposits decreased $56.4 million, from $1.62 billion at December 31, 2006 to $1.56 billion at March 31, 2007. Core deposits decreased 2%, from $1.58 billion at December 31, 2006 to $1.54 billion at March 31, 2007. Our core deposits include all deposits except for primarily our public fund time deposits.

The first quarter of 2007 continued to be marked by the inverted yield curve environment that was present during the third and fourth quarters of 2006. This added pressure to our net interest margin and constrained our historical net interest income growth.

Net interest income for the first quarter of 2007 grew by $31,000, or .2%, over the first quarter of 2006. Interest income was up 14%, due primarily to the increased volume in interest-earning assets and was partially offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $943,000, or 5%, for the first quarter of 2007 compared to the first three months of 2006. Net income decreased by 45%, from $2.0 million for the first quarter of 2006 to $1.1 million for the first quarter of 2007. Diluted net income per common share was $0.17 for the first quarter of 2007 compared to $0.32 for the same period in 2006.

The decreases in net income and related net income per share were primarily due to the current interest rate environment combined with a higher level of noninterest expenses. Net income results for the first quarter of 2007 included the full quarter expense impact of our two new stores opened during the fourth quarter of 2006 as well as the full quarter impact of expenses associated with Commerce Center, our Headquarters, Operations and Training Center which we moved into on March 31, 2006.

The financial highlights for the first quarter of 2007 compared to the first quarter of 2006 are summarized below.

(dollars in millions, except per share amounts)	March 31, 2007	March 31, 2006	% Change

Total Assets	$1,898.6	$1,752.8	8%
Total Loans (net)	1,046.4	868.5	20
Total Deposits	1,560.4	1,448.1	8

Total Revenues	$18.4	$17.5	5%
Net Income	1.1	2.0	(45)

Diluted Net Income Per Share	$0.17	$0.32	(47)%

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans, and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans;

•	trends in volume and term loans;

•	changes in underwriting standards and practices;

•	portfolio mix;

•	tenure of the loan officers and management;

•	changes in credit concentrations; and

•	national and local economic trends and conditions.

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

Stock-Based Compensation. This critical Accounting policy is more fully described in Note 2 of the Notes to the Interim Consolidated Financial Statements for the period ended March 31, 2007, discussed earlier in this Form 10-Q.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $1.73 billion for the first quarter of 2007, compared to $1.58 billion for the same period in 2006. For the quarters ended March 31, 2007 and March 31, 2006, total securities averaged $706.3 million and $725.0 million, respectively. For the same two quarters, total loans receivable averaged $1.02 billion in 2007 and $856.8 million in 2006.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.35 billion for the first quarter of 2006 to $1.49 billion for the first quarter of 2007. Total interest-bearing deposits averaged $1.30 billion for the first quarter of 2007, compared to $1.13 billion for the first quarter of 2006. The first quarter average for short-term borrowings was $165.3 million and $209.0 million in 2007 and 2006, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first quarter of 2007 was 6.49%, an increase of 31 basis points (“bps”) over the comparable period in 2006. This increase resulted from higher yields on our floating rate loans during the first quarter of 2007 as compared to the same period in 2006. Our floating rate loans represent approximately 35% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which increased 100 bps throughout the first half of 2006 and have remained at that level through the end of the first quarter of 2007.

The average rate paid on interest-bearing liabilities for the first quarter of 2007 was 3.94%, compared to 3.31% for the first quarter of 2006. Our deposit cost of funds increased from 2.14% in the first quarter of 2006 to 2.74% for the first quarter of 2007. The aggregate cost of all funding sources was 3.41% for the first quarter of 2007, compared to 2.83% as reported for the prior year. These increases are the result of the much higher short-term interest rate environment present during the first quarter of 2007 compared to the first quarter of 2006. For the twelve month period ending March 31, 2007, the yield on the 3-month Treasury bill increased 38 bps. At March 31, 2007, approximately $514 million, or 33%, of total deposits were either municipal deposits, local school district deposits or corporate cash management deposits, both of which are indexed to the 90-day Treasury bill.

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

Net interest income for the first quarter of 2007 increased by $31,000, over the same period in 2006. Interest income on interest-earning assets totaled $27.8 million for the first quarter of 2007, an increase of $3.5 million, or 14%, over 2006. Interest income on loans outstanding increased by $3.5 million, or 23%, over the first quarter of 2006 and interest income on investment securities was relatively the same as the first quarter of 2006. The majority of this increase was related to volume increases in the loans receivable portfolio. Interest expense for the first quarter increased $3.5 million, or 31%, from $11.1 million in 2006 to $14.6 million in 2007. Interest expense on deposits increased by $3.4 million, or 40%, during the first quarter of 2007 over the first quarter of 2006 and interest expense on short-term borrowings decreased by $189,000 compared to the same period. The increase in interest expense on deposits was related to a combination of the increase in our average level of interest-bearing deposits as well as an increase in the level of interest rates paid on these same deposits. Interest expense on long-term debt totaled $661,000 for the first three months of 2007 compared to $354,000 for the same period in 2006. This was the direct result of the Company’s issuance of $15 million of 7.75% Trust Capital Securities on September 29, 2006. See Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of our long-term debt.

During the first half of 2006, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate four times for a total of 100 bps from January 1, 2006 through June 30, 2006. These increases followed a total increase of 200 bps in short-term interest rates throughout 2005 and an increase of 125 bps during the second half of 2004. As a result, our cost of funds has increased significantly over levels experienced in recent years. The increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets. For the remainder of 2007, we expect continued growth in overall net interest income as a result of our ability to grow core deposit balances, despite the inverted yield curve environment. However, we would not expect to see significant expansion in our net interest margin until the yield curve returns to a more favorable slope. At the same time, additional increases in short-term market interest rates combined with an inverted yield curve could lead to additional net interest margin compression. We expect our net interest margin to stabilize over the remainder of 2007 with the possible exception of the third quarter when municipal deposit inflows are seasonally the strongest.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 2.55% during the first quarter of 2007 compared to 2.87% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 27 bps, from 3.35% for the first quarter of 2006 to 3.08% for the first quarter of 2007, as a result of the increased cost of funding sources and the inversion of the yield curve.

Provision for Loan Losses

We recorded provisions of $480,000 to the allowance for loan losses for the first quarter of 2007 as compared to $475,000 for the first quarter of 2006. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net charge-offs for the first quarter of 2007 were $173,000, or 0.02%, of average loans outstanding, compared to net charge-offs of $50,000, or 0.01%, for the same period in 2006. Approximately $165,000, or 95%, of the total net charge-offs for the first quarter of 2007 was related to one loan. The allowance for loan losses as a percentage of period-end loans was 0.95% at March 31, 2007, 0.99% at December 31, 2006, and 1.10% at March 31, 2006.

From December 31, 2006 to March 31, 2007, total non-performing loans increased from $3.4 million to $3.6 million. Non-performing assets as a percentage of total assets increased slightly from 0.19% at December 31, 2006 to 0.20% at March 31, 2007. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the first quarter of 2007 increased by $912,000, or 21%, over the same period in 2006. Deposit service charges and fees increased by 21%, from $3.7 million for the first quarter of 2006 to $4.5 million in the first quarter of 2007. The increase is mainly attributable to additional service charges and fees associated with servicing a higher volume of deposit and loan accounts. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $301,000 in the first quarter of 2007 compared to the same period in 2006. Included in noninterest income for the first quarter were gains on the sale of student loans of $128,000 and $123,000 for 2007 and 2006, respectively. The Bank typically sells its student loans during the first quarter of each year. Noninterest income for the first quarter of 2007 did not include any gains on the sale of small business administration loans but did include $171,000 of gains on the call of investment securities whereas noninterest income for the first quarter of 2006 included gains on the sale of small business administration loans totaling $110,000 and did not include any gains on the sale of investment securities.

Noninterest Expenses

For the first quarter of 2007, noninterest expenses increased by $2.6 million, or 18%, over the same period in 2006, primarily as a result of opening two new stores within the past six month period and the opening of Commerce Center in April 2006. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2007 and March 31, 2006 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $932,000, or 12%, for the first quarter of 2007 over the first quarter of 2006. The increased level of these expenses included the impact of salary and benefit costs associated with the additional staff for the new stores opened in October 2006 and November 2006 as well as additional staff hired throughout 2006 to support compliance, audit and loan operation functions. Also included is an additional $100,000 year over year cost related to the expensing of stock options as required by FAS 123(R).

Occupancy expenses totaled $1.8 million for the first quarter of 2007, an increase of $277,000, or 18%, over the first quarter of 2006, while furniture and equipment expenses increased 30%, or $222,000, over the first quarter of 2006. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities partially offset higher levels of expense associated with the new building and its furniture and equipment. Additionally, the two stores opened in the past six months contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $786,000 for the three months ending March 31, 2007, an increase of $122,000, or 18%, over the same period in 2006. The two new stores opened in the fourth quarter 2006, were stores opened in Lancaster, PA, a new market for Commerce which increased our overall marketing footprint.

Data processing expenses increased by $266,000, or 22%, in the first quarter of 2007 over the three months ended March 31, 2006. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with two additional stores and enhancements to existing systems.

Postage and supplies expenses of $539,000 were $132,000, or 32%, higher for the first quarter of 2007 than for the first quarter of 2006. The increase was attributed to the additional supplies needed to process higher volumes of transactions as well as additional supplies needed for the new stores.

Other noninterest expenses increased by $614,000, or 33%, for the three-month period ended March 31, 2007, compared to the same period in 2006. Components of the increase included expenses related to consulting services, higher regulatory fee assessments, ATM related expenses, and coin shipment expenses due to our popular Penny Arcade Machines located in all of our stores.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the first quarter of 2007, this ratio equaled 2.5% compared to 2.3% for the first quarter of 2006.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending March 31, 2007, the operating efficiency ratio was 89.6%, compared to 79.8% for the similar period in 2006. The increase in the operating efficiency ratio is primarily due to the current interest rate environment and the resulting impact on our net interest income. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities, and our strong customer service focused model. We will continue our focus on controlling expenses in 2007 due to the continued non-favorable interest rate environment while continuing to execute our growth model.

Provision for Federal Income Taxes

The provision for federal income taxes was $316,000 for the first quarter of 2007, compared to $1.0 million for the same period in 2006. This decrease was largely a result of the decrease in pre-tax net income from $3.0 million during the first quarter of 2006 to $1.4 million during the first three months of 2007.

Net Income and Net Income Per Share

Net income for the first quarter of 2007 was $1.1 million, a decrease of $925,000, or 45%, from the $2.0 million recorded in the first quarter of 2006. The decrease was due to a $31,000 increase in net interest income, and a $912,000 increase in noninterest income, offset by a $5,000 increase in the provision for loan losses and a $2.6 million increase in noninterest expenses.

Basic earnings per common share were $0.18 for the first quarter of 2007, compared to $0.33 for the first quarter of 2006. Diluted earnings per common share decreased 47%, to $0.17, for the first quarter of 2007, compared to $0.32 for the first quarter of 2006.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2007 was 0.24%, compared to 0.49% for the first quarter of 2006. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 4.39% for the first quarter of 2007, compared to 8.92% for the first quarter of 2006. Both ROA and ROE for the first quarter of 2007 were impacted by the current interest rate environment and the resulting impact on our net interest income.

FINANCIAL CONDITION

Securities

During the first three months of 2007, securities available for sale decreased by $13.9 million, from $392.1 million at December 31, 2006 to $378.2 million at March 31, 2007 as a result of principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 2.8 years at March 31, 2007 compared to 3.2 years at December 31, 2006. The current weighted average yield was 5.35% at both March 31, 2007 and December 31, 2006 respectively.

During the first three months of 2007, securities held to maturity decreased by $16.1 million as a result of $35.0 million in purchases, offset by principal repayments of $31.6 million and calls of $19.7 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.2 years at March 31, 2007 and 3.1 years at December 31, 2006. The current weighted average yield was 5.24% at March 31, 2007 and 5.32% at December 31, 2006 respectively.

Total securities aggregated $682 million, or 36% of total assets at March 31, 2007 as compared to $712 million, or 38% of total assets at December 31, 2006.

The average fully-taxable equivalent yield on the combined securities portfolio for the first three months of 2007 was 5.32% as compared to 5.18% for the similar period of 2006.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected small business administration loans and business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2006 and March 31, 2007, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loan’s receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $9.9 million at March 31, 2007 and $15.3 million at December 31, 2006. At December 31, 2006, loans held for sale were comprised of $8.7 million of student loans and $6.6 million of residential mortgages as compared to $4.9 million of student loans and $5.0 million of residential loans at March 31, 2007. The change was the result of sales of $8.9 million of student loans and $11.4 million of residential loans, offset by originations of $14.9 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 0.5% at March 31, 2007 and 0.8% at December 31, 2006.

Loans Receivable

During the first three months of 2007, total gross loans receivable increased by $73.7 million, from $982.7 million at December 31, 2006, to $1.06 billion at March 31, 2007. The growth was widespread across all loan categories. Gross loans receivable represented 68% of total deposits and 56% of total assets at March 31, 2007, as compared to 61% and 53%, respectively, at December 31, 2006.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 3/31/2007	% of Total	As of 3/31/2006	% of Total	$ Increase	% Increase
Commercial	$372,608	35%	$259,762	29%	$112,846	43%
Owner-Occupied	124,120	12	122,243	14	1,877	2
Total Commercial	496,728	47	382,005	43	114,723	30
Consumer / Residential	286,746	27	252,916	29	33,830	13
Commercial Real Estate	272,963	26	243,269	28	29,694	12
Gross Loans	1,056,437	100%	878,190	100%	$178,247	20%
Less: Reserves	(9,992)		(9,656)
Net Loans	$1,046,445		$868,534

Loan and Asset Quality and Allowance for Loan Losses

Non-performing assets include non-performing loans and foreclosed real estate. Non-performing assets at March 31, 2007, were $3.9 million, or 0.20%, of total assets as compared to $3.5 million, or

0.19%, of total assets at December 31, 2006. Total non-performing loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $3.6 million at March 31, 2007 as compared to $3.4 million at December 31, 2006. Foreclosed real estate totaled $159,000 at December 31, 2006 and $300,000 at March 31, 2007. At March 31, 2007, fourteen loans were in the nonaccrual commercial categories ranging from $2,000 to $265,000 and five loans were in the nonaccrual commercial real estate categories ranging from $20,000 to $490,000. At December 31, 2006, fifteen loans were in the nonaccrual commercial categories ranging from $2,000 to $285,000 and five loans were in the nonaccrual commercial real estate categories ranging from $21,000 to $490,000. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios, and non-performing assets to stockholders’ equity, remains strong.

The table below presents information regarding non-performing loans and assets at March 31, 2007 and 2006, and at December 31, 2006.

	Non-performing Loans and Assets
(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans:
Commercial	$945	$984	$1,599
Consumer	19	19	256
Mortgage:
Construction	394	247	0
Mortgage	2,207	2,129	1,327
Total nonaccrual loans	3,565	3,379	3,182
Loans past due 90 days or more and still accruing	0	2	0
Renegotiated loans	0	0	0
Total non-performing loans	3,565	3,381	3,182
Foreclosed real estate	300	159	379
Total non-performing assets	$3,865	$3,540	$3,561
Non-performing loans to total loans	0.34%	0.34%	0.36%
Non-performing assets to total assets	0.20%	0.19%	0.20%
Non-performing loan coverage	280%	287%	304%
Non-performing assets / capital plus reserves	3%	3%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $1.7 million, considered by our internal loan review department as potential problem loans at March 31, 2007, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Three months Ending March 31, 2007	Year Ending December 31, 2006	Three months Ending March 31, 2006
Balance at beginning of period	$9,685	$9,231	$9,231
Provisions charged to operating expense	480	1,634	475
	10,165	10,865	9,706
Recoveries of loans previously charged-off:
Commercial	1	34	45
Consumer	5	71	14
Real Estate	8	0	0
Total recoveries	14	105	59
Loans charged-off:
Commercial	(176)	(895)	0
Consumer	(9)	(390)	(109)
Real Estate	(2)	0	0
Total charged-off	(187)	(1,285)	(109)
Net charge-offs	(173)	(1,180)	(50)
Balance at end of period	$9,992	$9,685	$9,656
Net charge-offs as a percentage of average loans outstanding	0.02%	0.13%	0.01%
Allowance for loan losses as a percentage of period-end loans	0.95%	0.99%	1.10%

Restricted Investments in Bank Stock

During the first three months of 2007, restricted investments in Bank stock increased by $2.2 million, or 19%, from $11.7 million at December 31, 2006 to $13.9 at March 31, 2007. The primary increase was in the purchase of additional Federal Home Loan Bank (“FHLB”) stock needed to cover the short-term borrowings at the FHLB which are discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first three months of 2007, premises and equipment increased by $1.9 million, or 2%, from $83.7 million at December 31, 2006 to $85.6 million at March 31, 2007. The increase in premises and equipment was primarily due to two new stores actively under construction, partially offset by the provision for depreciation and amortization.

Other Assets

Other assets decreased by $3.5 million from December 31, 2006 to March 31, 2007 primarily the result of a security sale with a trade date in late December for which we received the cash at settlement in early January.

Deposits

Total deposits at March 31, 2007 were $1.56 billion, down $56.4 million from total deposits of $1.62 billion at December 31, 2006. The decrease was largely the result of seasonal declines in total public fund deposits balances of $65.7 million during the quarter. Non-public fund deposits increased $9.3 million for the quarter. Core deposits averaged $1.53 billion for the quarter ended March 31, 2007, up $213 million, or 16%, over average core deposits for the quarter ended March 31, 2006.

The average balances and weighted average rates paid on deposits for the first three months of 2007 and 2006 are presented in the table below.

	Three months Ending March 31,
	2007		2006
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$262,022		$241,765
Interest-bearing (money market and checking)	700,697	3.97%	548,444	3.33%
Savings	377,735	2.67	349,993	2.03
Time deposits	220,253	4.30	233,719	3.61
Total deposits	$1,560,707		$1,373,921

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and overnight federal funds lines of credit. At March 31, 2007, short-term borrowings totaled $196.0 million as compared to $187.6 million at March 31, 2006 and $112.8 million at December 31, 2006. The average rate paid on the short-term borrowings was 5.37% during the first three months of 2007, compared to an average rate paid of 4.61% during the first three months of 2006. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At March 31, 2007, stockholders’ equity totaled $104.9 million, up 4% over stockholders’ equity of $101.1 million at December 31, 2006. Stockholders’ equity at March 31, 2007 included $2.8 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $2.2 million, or 2%, from $105.6 million at December 31, 2006, to $107.8 million at March 31, 2007 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At March 31, 2007, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	March 31, 2007	December 31, 2006	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.95%	9.98%	4.00%	6.00%
Risk-based Total	10.69	10.71	8.00	10.00
Leverage ratio (to average assets)	7.25	7.30	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at March 31, 2007 were as follows: leverage ratio of 7.28%, Tier 1 capital to risk-weighted assets of 9.98%, and total capital to risk-weighted assets of 10.72%.

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

At March 31, 2007, the impact on projected net interest income in a plus 200 bp rate change environment was (3.2)% in the first twelve months and (1.7)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 200 bp rate change environment was 3.6% and 1.5% for the first twelve months and first twenty-four months, respectively. For comparative purposes, the impact on projected net interest income at March 31, 2006 in a plus 200 bp rate change environment was (4.4)% in the first twelve months and (3.9)% over the first twenty-four months. For the same period, the impact on projected net interest income in a minus 200 bp rate change environment was 3.5% and 1.9% for the first twelve months and first twenty-four months, respectively.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 50% or more of the excess of market value over book value in the current rate scenario. At March 31, 2007, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates, and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2007 provide an accurate assessment of our interest rate risk. At March 31, 2007, the average life of our core deposit transaction accounts was 16.7 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank. At March 31, 2007, our total potential liquidity through these secondary sources was $585.9 million, of which $390.0 million was currently available, as compared to $485.2 million available out of our total potential liquidity of $598.0 million at December 31, 2006.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.  Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1A.     Risk Factors.

No material changes to report for the quarter ending March 31, 2007 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 previously filed with the SEC.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending March 31, 2007.

Item 3.        Defaults Upon Senior Securities.

No items to report for the quarter ending March 31, 2007.

Item 4.        Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending March 31, 2007.

Item 5.        Other Information.

No items to report for the quarter ending March 31, 2007.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

05/10/07	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

05/10/07	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002