Form 10-Q
period 2007-06-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2007-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________
Commission File Number: 000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

717-412-6301
 (Registrant's telephone number, including area code)

________________________________________________________________________________
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

Large accelerated filer	____	Accelerated filer	X	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	______	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   6,259,080 Common shares outstanding at 7/31/07

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.            Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(dollars in thousands, except share amounts)	June 30, 2007	December 31, 2006
Assets	Cash and due from banks	$57,225	$52,500
	Federal funds sold	0	0
	Cash and cash equivalents	57,225	52,500
	Securities, available for sale at fair value	358,153	392,058
	Securities, held to maturity at cost
	(fair value 2007: $290,361; 2006: $314,837)	298,967	319,628
	Loans, held for sale	9,976	15,346
	Loans receivable, net of allowance for loan losses
	(allowance 2007: $10,358; 2006: $9,685)	1,070,353	973,033
	Restricted investments in bank stocks	16,153	11,728
	Premises and equipment, net	88,134	83,679
	Other assets	16,502	18,511
	Total assets	$1,915,463	$1,866,483
Liabilities	Deposits:
	Noninterest-bearing	$293,264	$275,137
	Interest-bearing	1,239,185	1,341,640
	Total deposits	1,532,449	1,616,777
	Short-term borrowings and repurchase agreements	241,700	112,800
	Long-term debt	29,400	29,400
	Other liabilities	7,193	6,398
	Total liabilities	1,810,742	1,765,375
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 10,000,000 shares authorized; issued and outstanding – 2007: 6,247,707; 2006: 6,149,155	6,248	6,149
	Surplus	69,005	67,072
	Retained earnings	34,584	31,941
	Accumulated other comprehensive loss	(5,516)	(4,454)
	Total stockholders’ equity	104,721	101,108
	Total liabilities and stockholders’ equity	$1,915,463	$1,866,483

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

		Three Months Ending		Six Months Ending
	(in thousands,	June 30,		June 30,
	except per share amounts)	2007	2006	2007	2006
Interest	Loans receivable, including fees:
Income	Taxable	$19,173	$15,873	$37,162	$30,583
	Tax-exempt	567	235	970	433
	Securities:
	Taxable	9,108	9,967	18,487	19,318
	Tax-exempt	17	23	33	52
	Total interest income	28,865	26,098	56,652	50,386
Interest	Deposits	10,746	8,983	22,425	17,312
Expense	Short-term borrowings	3,204	3,312	5,423	5,720
	Long-term debt	661	355	1,322	709
	Total interest expense	14,611	12,650	29,170	23,741
	Net interest income	14,254	13,448	27,482	26,645
	Provision for loan losses	500	506	980	981
	Net interest income after provision for loan losses	13,754	12,942	26,502	25,664
Noninterest	Service charges and other fees	5,073	4,204	9,575	7,925
Income	Other operating income	178	166	349	319
	Gains on sales of loans	454	244	780	628
	Gains on calls of securities	0	0	171	0
	Total noninterest income	5,705	4,614	10,875	8,872
Noninterest	Salaries and employee benefits	8,554	7,520	16,952	14,986
Expenses	Occupancy	1,771	1,673	3,606	3,231
	Furniture and equipment	992	970	1,947	1,703
	Advertising and marketing	735	675	1,521	1,339
	Data processing	1,657	1,324	3,132	2,533
	Postage and supplies	469	360	1,008	767
	Other	3,130	1,976	5,632	3,864
	Total noninterest expenses	17,308	14,498	33,798	28,423
	Income before income taxes	2,151	3,058	3,579	6,113
	Provision for federal income taxes	580	1,008	896	2,026
	Net income	$1,571	$2,050	$2,683	$4,087
	Net Income per Common Share:
	Basic	$0.25	$0.33	$0.43	$0.67
	Diluted	0.24	0.32	0.41	0.64
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,223	6,088	6,195	6,071
	Diluted	6,458	6,369	6,430	6,355

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2006	$400	$6,014	$64,859	$24,767	$(4,397)	$91,643
Comprehensive income:
Net income	-	-	-	4,087	-	4,087
Change in unrealized (losses) on securities, net of tax	-	-	-	-	(3,500)	(3,500)
Total comprehensive income						587
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 83,323 shares issued under stock option plans, including tax benefit of $510	-	83	801	-	-	884
Common stock of 170 shares issued under employee stock purchase plan	-	-	5	-	-	5
Proceeds from issuance of 14,952 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	15	406	-	-	421
Common stock share-based awards	-	-	130	-	-	130
Balance, June 30, 2006	$400	$6,112	$66,201	$28,814	$(7,897)	$93,630

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2007	$400	$6,149	$67,072	$31,941	$(4,454)	$101,108
Comprehensive income:
Net income	-	-	-	2,683	-	2,683
Change in unrealized (losses) on securities, net of tax	-	-	-	-	(1,062)	(1,062)
Total comprehensive income						1,621
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 71,351 shares issued under stock option plans, including tax benefit of $263	-	72	910	-	-	982
Common stock of 90 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 27,111 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	27	694	-	-	721
Common stock share-based awards	-	-	327	-	-	327
Balance, June 30, 2007	$400	$6,248	$69,005	$34,584	$(5,516)	$104,721

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Six months Ending June 30,
	(in thousands)	2007	2006
Operating Activities	Net income	$2,683	$4,087
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	980	981
	Provision for depreciation and amortization	2,307	1,873
	Deferred income taxes	(507)	(146)
	Amortization of securities premiums and accretion of discounts, net	325	447
	Net (gains) on calls of securities	(171)	0
	Proceeds from sales of loans	45,157	47,739
	Loans originated for sale	(39,175)	(47,216)
	Gains on sales of loans	(780)	(628)
	Loss on disposal of equipment	0	146
	Noncash compensation	327	130
	Amortization of deferred loan origination fees and costs	360	502
	Decrease in other assets	2,963	322
	Increase in other liabilities	795	1,199
	Net cash provided by operating activities	15,264	9,436
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	35,887	12,569
	Proceeds from calls of securities	21,171	0
	Purchases	(36,305)	(31,500)
	Securities available for sale:
	Proceeds from principal repayments and maturities	32,153	31,990
	Purchases	0	(54,782)
	Proceeds from sales of loans receivable	2,688	1,181
	Net increase in loans receivable	(101,180)	(75,506)
	Net purchase of restricted investments in bank stock	(4,425)	(4,177)
	Proceeds from sale of premises and equipment	62	0
	Purchases of premises and equipment	(6,825)	(15,965)
	Net cash used by investing activities	(56,774)	(136,190)

Financing Activities	Net (decrease) increase in demand, interest checking, money market, and savings deposits	(60,570)	47,841
	Net decrease in time deposits	(23,758)	(2,413)
	Net increase in short-term borrowings	128,900	94,200
	Proceeds from common stock options exercised	719	374
	Proceeds from dividend reinvestment and common stock purchase plan	721	421
	Tax benefit on exercise of stock options	263	510
	Cash dividends on preferred stock	(40)	(40)
	Net cash provided by financing activities	46,235	140,893
	Increase in cash and cash equivalents	4,725	14,139
	Cash and cash equivalents at beginning of year	52,500	36,422
	Cash and cash equivalents at end of period	$57,225	$50,561

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 1.     CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and S-X Regulation 210.10-01. Further information on the Company’s accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In conjunction with FAS 123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” effective January 1, 2006.   FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows for the six month periods ended June 30, 2006 or 2007.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Black-Scholes model used the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rates of 4.7% and 5.1%; volatility factors of the expected market price of the Company's common stock of .19 and .19; weighted average expected lives of the options of 8.2 years and 8.2 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for 2007 and 2006 was $10.21 per share and $11.11 per share, respectively. In the first six months of 2007, the Company issued 163,350 options to purchase shares of the Company’s stock at exercise prices ranging from $27.98 to $28.51 per share.

As a result of adopting FAS 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $327,000 and $130,000 during the six months ended June 30, 2007, and June 30, 2006, respectively.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of FIN 48 and FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

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

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its financial position, results of operations or cash flows.

Note 4.    COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At June 30, 2007, the Company had $363 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

Future Facilities

The Company has entered into a land lease for the premises located at 1461 Manheim Pike, Manheim Township, Lancaster County, Pennsylvania.  The Company is currently constructing a full service store on this property which will open on August 18, 2007.

The Company owns a parcel of land at Linglestown and Patton Roads, Harrisburg, Dauphin County, Pennsylvania. The Company is currently constructing a full-service store on this property which will open September 15, 2007.

The Company owns a parcel of land at the corner of Carlisle Road and Alta Vista Road in Dover Township, York County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania.  The Company plans to construct a full service store on this property to be opened in the future.

The Company has purchased land at 105 N. George Street, Dover Township, York County, Pennsylvania. The Company plans to open a store on this property to be opened in the future.

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

	Three Months Ending June 30,		Six Months Ending June 30,
(in thousands)	2007	2006	2007	2006
Unrealized holding (losses) on available for sale securities occurring during the period	$(4,080)	$(2,498)	$(1,609)	$(5,385)
Reclassification adjustment for gains included in net income	0	0	0	0
Net unrealized (losses)	(4,080)	(2,498)	(1,609)	(5,385)
Income (taxes) benefit	1,387	874	547	1,885
Other comprehensive (loss)	$(2,693)	$(1,624)	$(1,062)	$(3,500)

Note 6.    GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees to support these commitments. The Company had $30.7 million of standby letters of credit at June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. There was no current amount of the liability at June 30, 2007 for guarantees under standby letters of credit issued.

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

EXECUTIVE SUMMARY

During the first six months of 2007, our total assets grew by $49.0 million, from $1.87 billion at December 31, 2006 to $1.92 billion at June 30, 2007. During this same period, interest-earning assets (primarily loans and investments) increased by $43.9 million, from $1.73 billion to $1.77 billion. The growth in interest-earning assets was funded primarily by an increase in short-term borrowings.

During the first six months of 2007, our total net loans (including loans held for sale) increased by $92 million, from $988.4 million at December 31, 2006 to $1.08 billion at June 30, 2007. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, at June 30, 2007 was 71%, compared to 61% at December 31, 2006.

Total deposits decreased $84.3 million, from $1.62 billion at December 31, 2006 to $1.53 billion at June 30, 2007. Core deposits decreased $63.9 million, from $1.58 billion at December 31, 2006 to $1.51 billion at June 30, 2007. The decrease was largely the result of seasonal declines in core public fund deposits balances of $87.6 million during first six months. Our core deposits include all deposits except for primarily our public fund time deposits.

Short-term borrowings increased by $128.9 million from $112.8 million at December 31, 2006 to $241.7 million at June 30, 2007, primarily to offset the decline in public fund deposits as mentioned above.

The first two quarters of 2007 continued to be marked by the difficult yield curve environment that was present during the third and fourth quarters of 2006.  This added pressure to our net interest margin and constrained our historical net interest income growth.

Net interest income for the first six months of 2007 grew by $837,000, or 3%, over the first six months of 2006.  Interest income was up 12%, due primarily to the increased volume in interest-earning assets and was partially offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $2.8 million, or 8%, for the first six months of 2007 compared to the first six months of 2006. Net income decreased by 34%, from $4.1 million for the first six months of 2006 to $2.7 million for the first six months of 2007. Diluted net income per common share was $0.41 for the first six months of 2007 compared to $0.64 for the same period in 2006.

The decreases in net income and related net income per share were due to the current interest rate environment combined with a higher level of noninterest expenses. Net income results for the first half of 2007 included the expense impact of our two new stores opened during the fourth quarter of 2006 as well as a two full quarter impact of expenses associated with Commerce Center, our Headquarters, Operations and Training Center which we moved into on March 31, 2006. Another contributing factor was the deposit insurance assessment which was reinstated by the FDIC during the first quarter of 2007 for all banks whose deposits are federally insured.

The financial highlights for 2007 compared to 2006 are summarized below.

(dollars in millions, except per share amounts)	June 30, 2007	June 30, 2006	% Change

Total Assets	$1,915.5	$1,783.9	7%
Total Loans (net)	1,070.4	888.4	20
Total Deposits	1,532.4	1,416.5	8

Total Revenues	$38.4	$35.5	8%
Net Income	2.7	4.1	(34)

Diluted Net Income Per Share	$0.41	$0.64	(36)%

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

While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ substantially from the estimates and assumptions used in making the evaluations. The use of different assumptions could materially impact the level of the allowance for loan losses and, therefore, the provision for loan losses to be charged against earnings. Such changes could impact future financial results.

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

In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans;

•	trends in volume and terms of loans;

•	changes in underwriting standards and practices;

•	portfolio mix;

•	tenure of the loan officers and management;

•	changes in credit concentrations; and

•	national and local economic trends and conditions.

 Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other more judgmental factors. These other judgmental factors include, but are not limited to, recent loss experience, industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses.

RESULTS OF OPERATIONS
Average Balances and Average Interest Rates

Interest-earning assets averaged $1.77 billion for the second quarter of 2007, compared to $1.64 billion for the same period in 2006. For the quarters ended June 30, 2007 and June 30, 2006, total loans receivable averaged $1.08 billion in 2007 and $886.3 million in 2006, respectively. For the same two quarters, total securities averaged $688.3 million and $752.7 million..

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.41 billion for the second quarter of 2006 to $1.53 billion for the second quarter of 2007. Total interest-bearing deposits averaged $1.26 billion for the second quarter of 2007, compared to $1.13 billion for the second quarter of 2006 and average short-term borrowings were $238.5 million and $258.8 million for the second quarter of 2007 and 2006, respectively.

The fully-taxable equivalent yield on interest-earning assets for the second quarter of 2007 was 6.55%, an increase of 18 basis points (“bps”) over the comparable period in 2006. This increase resulted from higher yields on our floating rate loans during the second quarter of 2007 as compared to the same period in 2006.  Our floating rate loans represent approximately 35% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which increased 50 bps during the second quarter of 2006 and have remained at that level through the end of the second quarter of 2007.

The average rate paid on total interest-bearing liabilities for the second quarter of 2007 was 3.83%, compared to 3.59% for the second quarter of 2006. Our deposit cost of funds increased from 2.20% in the second quarter of 2006 to 2.43% for the second quarter of 2007. The aggregate average cost of all funding sources for the Company was 3.30% for the second quarter of 2007, compared to 3.08% for the same quarter of the prior year. During the second quarter of 2006 the Federal Reserve Board increased short-term interest rates two times with one of the increases occurring on the last day of the quarter.  Therefore, our cost of funding sources for the second quarter of 2006 did not include the full impact of those increases.  The average cost of short-term borrowings cost increased from 5.06% in the second quarter of 2006 to 5.32% in the second quarter of 2007. The average interest rate of the 91-day Treasury bill increased from 4.70% in the second quarter of 2006 to 4.76% in the second quarter of 2007, causing all of our indexed deposits to increase in cost. At June 30, 2007, approximately $606 million, or 40%, of total deposits were either municipal deposits, local school district deposits, non profit deposits or corporate cash management deposits, which are indexed to the 91-day Treasury bill. Also included in the second quarter of 2007 is the impact of $15.0 million of Trust Preferred Securities that were issued on September 29, 2006 at an interest rate of 7.75%.

Interest-earning assets averaged $1.75 billion for the first half of 2007, compared to $1.61 billion for the same period in 2006. For the same two periods, total loans receivable averaged $1.05 billion in 2007 and $871.6 million in 2006. For the six months ended June 30, 2007 and June 30, 2006, total securities averaged $697.3 million and $738.9 million, respectively.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.38 billion for the first half of 2006 to $1.51 billion for the first half of 2007. Total interest-bearing deposits averaged $1.28 billion for the first half of 2007, compared to $1.13 billion for the first half of 2006 and short-term borrowings averaged $202.1 million and $234.0 million in the first six months of 2007 and 2006, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first half of 2007 was 6.52%, an increase of 24 bps over the comparable period in 2006. This increase resulted primarily from increased yields on loans receivable as a result of continued increases in the level of short-term market interest rates.

The average rate paid on interest-bearing liabilities for the first half of 2007 was 3.88%, compared to 3.45% for the first half of 2006. Our deposit cost of funds increased from 2.17% in the first half of 2006 to 2.58% for the same period in 2007. The aggregate cost of all funding sources was 3.35% for the first half of 2007, compared to 2.96% as reported for the prior year. This increase was the result of a higher level of short-term interest rates present during the first two quarters of 2007 compared to the first two quarters of 2006.

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

Net interest income for the second quarter of 2007 increased by $806,000 over the same period in 2006. Interest income on interest-earning assets totaled $28.9 million for the second quarter of 2007, an increase of $2.8 million, or 11%, over 2006. Interest income on loans outstanding increased by $3.6 million, or 23%, over the second quarter of 2006. The majority of this increase was related to a 20% increase in the level of average loans receivable portfolio. Interest income on the investment securities portfolio deceased by $865,000, or 9%, for the second quarter of 2007 as compared to the same period last year. This was primarily a result of a decrease in the average balance of investment securities of $64.3 million, or 9%, from the second quarter one year ago. Due to the inverted yield curve environment that was present throughout the majority of the past twelve months, the cash flows from principal repayments on the investment securities portfolio were used to fund the strong loan growth and to reduce the level of average short-term borrowings. Interest expense for the second quarter increased $2.0 million, or 16%, from $12.6 million in 2006 to $14.6 million in 2007. Interest expense on deposits increased by $1.8 million, or 20%, over the second quarter of 2006 while interest expense on short-term borrowings decreased by $108,000 compared to the same period. The increase in interest expense on deposits was related to a combination of the increase in our average level of interest-bearing deposits as well as an increase in the level of interest rates paid on these same deposits. Interest expense on long-term debt totaled $661,000 for the second quarter of 2007 compared to $355,000 for the same period in 2006. This was the direct result of the Company’s issuance of $15 million of 7.75% Trust Capital Securities on September 29, 2006.  See Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of our long-term debt.

During the first half of 2006, the Federal Reserve Board continued to increase short-term interest rates by increasing the targeted federal funds rate four times for a total of 100 bps from January 1, 2006 through June 30, 2006. These increases followed a total increase of 200 bps in short-term interest rates throughout 2005. As a result, our cost of funds has increased significantly over levels experienced in recent years. The increase in short-term rates, while significant in direction, continues to have little impact on long-term interest rates, and as a result, we have not experienced a similar increase in the yields on our interest-earning assets. For the remainder of 2007, we expect some level of continued growth in overall net interest income as a result of our ability to grow core deposit balances, despite the difficult yield curve environment. However, we would not expect to see additional significant expansion in our net interest margin until the yield curve returns to a more favorable slope. At the same time, additional increases in short-term market interest rates combined with an inverted yield curve could lead to additional net interest margin compression. We expect our net interest margin to stabilize over the remainder of 2007 with the possible exception of the late third quarter when municipal deposit inflows are seasonally the strongest.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 2.72% during the second quarter of 2007 compared to 2.78% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 4 bps, from 3.29% for the second quarter of 2006 to 3.25% for the second quarter of 2007, as a result of the increased cost of funding sources and the inversion of the yield curve. For the first six months of 2007 and 2006, the fully taxable-equivalent net interest margin was 3.17% and 3.32%, respectively.

Provision for Loan Losses

We recorded provisions of $500,000 to the allowance for loan losses for the second quarter of 2007 as compared to $506,000 for the second quarter of 2006. The loan loss provisions for the first six months were $980,000 and $981,000 for 2007 and 2006, respectively. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net charge-offs for the second quarter of 2007 were $134,000, or 0.01%, of average loans outstanding, compared to net charge-offs of $485,000, or 0.05%,  for the same period in 2006. Net charge-offs for the first six months of 2007 were $307,000, or 0.03%, of average loans outstanding, compared to net charge-offs of $535,000, or 0.06%, of average loans outstanding for the same period in 2006. Approximately $165,000, or 54%, of the total net charge-offs for the first six months of 2007 was related to one loan. The allowance for loan losses as a percentage of period-end loans was 0.96% at June 30, 2007, as compared to 0.99% at December 31, 2006, and 1.08% at June 30, 2006.

From December 31, 2006 to June 30, 2007, total non-performing loans increased slightly from $3.4 million to $3.7 million. Non-performing assets as a percentage of total assets increased slightly from 0.19% at December 31, 2006 to 0.21% at June 30, 2007. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the second quarter of 2007 increased by $1.1 million, or 24%, over the same period in 2006. Deposit service charges and fees increased by 21%, from $4.2 million for the second quarter of 2006 to $5.1 million in the second quarter of 2007. The increase is mainly attributable to additional income associated with servicing a higher volume of deposit and loan accounts. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $411,000 in the second quarter of 2007 compared to the same period in 2006. Noninterest income for the second quarter of 2007 included gains on the sale of Small Business Administration (“SBA”) loans of $168,000 and $286,000 of gains on the sale of residential loans compared to $244,000 of gains on the sale of residential loans for the second quarter of 2006. There were no sales of SBA loans during the second quarter of 2006.

Noninterest income for the first six months in 2007 increased by $2.0 million, or 23%, over the same period in 2006. Deposit service charges and fees increased by 21%, from $7.9 million for the first six months of 2006 to $9.6 million in the first six months of 2007. The increase is primarily attributable to additional income associated with servicing a higher volume of deposit accounts and transactions. Again, the largest increase in noninterest income was revenue related to Visa® check card transactions, which increased by $712,000 in the first six months of 2007 over the same period in 2006. Included in noninterest income for the first six months of 2007 were gains on the sale of student loans totaling $130,000, gains on the sale of SBA loans totaling $168,000, gains on the sale of residential loans totaling $482,000 and $171,000 of gains on the call of investment securities. Noninterest income for the first six months of 2006 included gains on the sale of student loans totaling $123,000, gains on the sale of SBA loans totaling $110,000 and gains on the sale of residential loans of $395,000.

Noninterest Expenses

For the second quarter of 2007, noninterest expenses increased by $2.8 million, or 19%, over the same period in 2006. The increase in noninterest expenses for the quarter was widespread across all categories, reflecting the Company’s continued growth. This increase includes the impact of opening two new stores during the fourth quarter of 2006 and the ramp up expenses associated with hiring and training additional staff for a new store we opened recently in mid-July 2007. Also, noninterest expenses for the second quarter of 2007 include a significant impact for premiums related to Federal Deposit Insurance Corporation, (“FDIC”) deposit insurance coverage. Beginning January 1, 2007, the FDIC began charging insured Banks for such coverage for the first time since 1997. Banks which were in operation and paying deposit insurance premiums during 1997 and prior received a one time credit in 2007 based upon premiums paid during those previous years. Commerce utilized this credit during the first quarter of 2007 to partially reduce its expense costs and therefore incurred a full quarter’s worth of FDIC premiums during the second quarter of 2007 and will continue to do so for the third and fourth quarters of 2007 as well. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2007 and June 30, 2006 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $1.0 million, or 14%, for the second quarter of 2007 over the second quarter of 2006. The increased level of these expenses included the impact associated with the additional staff for the new stores opened in October 2006 and November 2006 as well as additional staff hired throughout 2006 to support compliance, audit and loan operation functions. Also included were salary and benefit costs for additional employees hired during the first half of 2007 for the new store we opened recently in mid-July 2007.

Occupancy expenses totaled $1.8 million for the second quarter of 2007, an increase of $98,000, or 6%, over the second quarter of 2006, while furniture and equipment expenses increased 2%, or $22,000, over the second quarter of 2006. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities partially offset higher levels of expense associated with the new building and its furniture and equipment. Additionally, the two stores opened in the past twelve months contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $735,000 for the three months ending June 30, 2007, an increase of $60,000, or 9%, over the same period in 2006.  The two new stores opened in the fourth quarter 2006, are located in Lancaster, PA, a new market for Commerce which increased the size of our overall marketing footprint.

Data processing expenses increased by $333,000, or 25%, in the second quarter of 2007 over the three months ended June 30, 2006. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for two additional stores and enhancements to existing systems.

Postage and supplies expenses of $469,000 were $109,000, or 30%, higher for the second quarter of 2007 than for the second quarter of 2006. The increase was attributed to the additional supplies needed to process higher volumes of transactions as well as additional supplies needed for the new stores. Also included is the impact of the increase in U.S. Postal rates which occurred earlier in 2007. This will increase our cost to mail account statements and notices to customers going forward.

Other noninterest expenses increased by $1.2 million, or 58%, for the three-month period ended June 30, 2007, compared to the same period in 2006. Components of the increase included expenses related to consulting services, higher regulatory fee assessments, Call Center outsourcing costs, and coin shipment expenses due to our popular Penny Arcade Machines located in all of our stores. Also included in this line item is $375,000 of FDIC insurance premiums, as discussed above, for the second quarter of 2007 which were not present in the same quarter of the prior year.

For the first six months of 2007, noninterest expenses increased by $5.4 million, or 19%, over the same period in 2006. A comparison of noninterest expenses for certain categories for the six months ending June 30, 2007 and June 30, 2006 is presented in the following paragraphs.

Salary expenses and employee benefits, increased by $2.0 million, or 13%, for the first six months of 2007 over the first six months of 2006. The increased level of these expenses included the impact associated with the additional staff for the new stores opened in October 2006 and November 2006 as well as additional staff hired throughout 2006 to support compliance, audit and loan operation functions. Also included were salary and benefit costs for additional employees hired during the first half of 2007 for the new store we opened recently in mid-July 2007. Also included are additional medical and prescription costs of $390,000 year over year.

Occupancy expenses totaled $3.6 million for the first six months of 2007, an increase of $375,000, or 12%, over the first six months of 2006, while furniture and equipment expenses increased 14%, or $244,000, over the first six months of 2006. The additional expenses associated with Commerce Center, in addition to the two new stores opened in late 2006, contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $1.5 million for the six months ending June 30, 2007, an increase of $182,000, or 14%, over the same period in 2006. Advertising and marketing expenses for the first six months of 2007 included costs associated with increased general marketing initiatives over the same period in 2006.

Data processing expenses increased by $599,000, or 24%, for the first six months of 2007 over the six months ended June 30, 2006. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for two additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $1.0 million were $241,000, or 31%, higher for the first six months of 2007 than for the comparable period in 2006. The increase was attributed to the increase in supplies needed to process higher volumes of transactions and the additional supplies needed for the new stores. Also included is the impact of the increase in U.S. Postal rates which occurred earlier in 2007. This will increase our cost to mail account statements and notices to customers going forward.

Other noninterest expenses increased by $1.8 million, or 46%, for the six month period ending June 30, 2007, compared to the same period in 2006. Components of the increase included expenses related to Call Center outsourcing costs, regulatory fee assessments, consulting fees, other non-credit related losses, and coin shipment expenses due to our popular Penny Arcade Machines located in all of our stores. Total other noninterest expenses for the first half of 2007 include $518,000 of FDIC insurance premiums which was not incurred during the first half of last year.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. In 2007, this ratio equaled 2.4% for the second quarter and 2.5% for the first six months. In 2006, this ratio equaled 2.2% for the second quarter and 2.3% for the first six months.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending June 30, 2007, the operating efficiency ratio was 86.7%, compared to 80.3% for the similar period in 2006. The increase in the operating efficiency ratio is primarily due to the current interest rate environment and the resulting impact on our net interest income. This ratio equaled 88.1% for the first half of 2007, compared to 80.0% for the first six months of 2006. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities, and our strong customer service focused model. We will continue our focus on controlling expenses in 2007 due to the continued non-favorable interest rate environment while continuing to execute our growth model.

Provision for Federal Income Taxes

The provision for federal income taxes was $580,000 for the second quarter of 2007, compared to $1.0 million for the same period in 2006. This decrease was largely a result of the decrease in pre-tax net income from $3.1 million during the second quarter of 2006 to $2.2 million during the second three months of 2007. For the six months ending June 30, the provision was $896,000 and $2.0 million for 2007 and 2006, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 25.1% for the first six months of 2007 and 33.1% for the same period in 2006.  This decrease in effective tax rate during 2007 was primarily due to the greater proportion of tax exempt interest income on investments and loans to total pretax income.

Net Income and Net Income Per Share

Net income for the second quarter of 2007 was $1.6 million, a decrease of $479,000, or 23%, from the $2.1 million recorded in the second quarter of 2006. The decrease was due to a $2.8 million increase in noninterest expenses, offset by an $806,000 increase in net interest income, a $1.1 million increase in noninterest income and a $6,000 decrease in the provision for loan losses.

Net income for the first six months of 2007 was $2.7 million, a decrease of $1.4 million, or 34%, from the $4.1 million recorded in the first six months of 2006. The decrease was due to a $5.4 million increase in noninterest expenses, partially offset by an $837,000 increase in net interest income, a $1,000 decrease in the provision for loan losses, and a $2.0 million increase in noninterest income.

Basic earnings per common share were $0.25 for the second quarter of 2007, compared to $0.33 for the second quarter of 2006. For the first half of 2007 and 2006, basic earnings per share were $0.43 and $0.67, respectively. Diluted earnings per common share decreased 25%, to $0.24, for the second quarter of 2007, compared to $0.32 for the second quarter of 2006. For the first six months in 2007 and 2006, diluted earnings per common share were $0.41 and $0.64, respectively.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2007 was 0.33%, compared to 0.47% for the second quarter of 2006. The ROA for the first six months in 2007 and 2006 was 0.29% and 0.48%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 6.00% for the second quarter of 2007, compared to 8.83% for the second quarter of 2006. The ROE for the first six months of 2007 was 5.21%, compared to 8.88% for the first six months of 2006. Both ROA and ROE for the second quarter and first six months of 2007 were impacted by the current interest rate environment and the resulting impact on our net interest income.

FINANCIAL CONDITION

Securities

During the first half of 2007, the total investment securities portfolio decreased by $54.6 million from $711.7 million to $657.1 million. Purchases of new securities during the first half of 2007 were $36.3 million as compared to $86.3 million during the first six months of 2006. Due to the inverted yield curve environment that was present throughout the majority of the past twelve months, the cash flows from principal repayments on the investment securities portfolio were used to fund the strong loan growth and to reduce the level of average short-term borrowings.

During the first six months of 2007, securities available for sale decreased by $33.9 million, from $392.1 million at December 31, 2006 to $358.2 million at June 30, 2007 as a result of principal repayments. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.6 years at June 30, 2007 compared to 3.2 years at December 31, 2006. The current weighted average yield was 5.35% at both June 30, 2007 and December 31, 2006, respectively.

During the first six months of 2007, securities held to maturity decreased by $20.7 million as a result of $36.3 million in purchases, offset by principal repayments and calls of $57.1 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.9 years at June 30, 2007 and 3.1 years at December 31, 2006. The current weighted average yield was 5.24% at June 30, 2007 and 5.32% at December 31, 2006, respectively.

Total securities aggregated $657 million, or 34% of total assets at June 30, 2007 as compared to $712 million, or 38% of total assets at December 31, 2006.

The average fully-taxable equivalent yield on the combined securities portfolio for the first six months of 2007 was 5.32% as compared to 5.25% for the similar period of 2006.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Company decides to sell.  These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2006 and June 30, 2007, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $10.0 million at June 30, 2007 and $15.3 million at December 31, 2006. At December 31, 2006, loans held for sale were comprised of $8.7 million of student loans and $6.6 million of residential mortgages as compared to $5.7 million of student loans, $3.8 million of residential loans and $516,000 of SBA loans at June 30, 2007. The change was the result of sales of $8.9 million of student loans and $35.6 million of residential loans, offset by originations of $39.2 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 0.5% at June 30, 2007 and 0.8% at December 31, 2006.

Loans Receivable

During the first six months of 2007, total gross loans receivable increased by $98.0 million, from $982.7 million at December 31, 2006, to $1.08 billion at June 30, 2007. The growth was widespread across most loan categories. Gross loans receivable represented 71% of total deposits and 56% of total assets at June 30, 2007, as compared to 61% and 53%, respectively, at December 31, 2006.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 6/30/2007	% of Total	As of 6/30/2006	% of Total	$ Increase	% Increase
Commercial	$330,300	31%	$250,967	28%	$79,333	32%
Owner-Occupied	129,856	12	116,739	13	13,117	11
Total Commercial	460,156	43	367,706	41	92,450	25
Consumer / Residential	294,681	27	265,084	30	29,597	11
Commercial Real Estate	325,874	30	265,278	29	60,596	23
Gross Loans	1,080,711	100%	898,068	100%	$182,643	20%
Less: Reserves	(10,358)		(9,677)
Net Loans	$1,070,353		$888,391

Loan and Asset Quality and Allowance for Loan Losses

Non-performing assets include non-performing loans and foreclosed real estate. Non-performing assets at June 30, 2007, were $4.0 million, or 0.21%, of total assets as compared to $3.5 million, or 0.19%, of total assets at December 31, 2006. Total non-performing loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $3.7 million at June 30, 2007 as compared to $3.4 million at December 31, 2006. Foreclosed real estate totaled $159,000 at December 31, 2006 and $300,000 at June 30, 2007. At June 30, 2007, nineteen loans were in the nonaccrual commercial categories ranging from $2,000 to $230,000 and four loans were in the nonaccrual commercial real estate categories ranging from $112,000 to $247,000. At December 31, 2006, fifteen loans were in the nonaccrual commercial categories ranging from $2,000 to $285,000 and five loans were in the nonaccrual commercial real estate categories ranging from $21,000 to $490,000. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios, and non-performing assets to stockholders’ equity, remains strong.

The table below presents information regarding non-performing loans and assets at June 30, 2007 and 2006, and at December 31, 2006.

	Non-performing Loans and Assets
(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans:
Commercial	$1,362	$984	$1,009
Consumer	54	19	334
Mortgage:
Construction	520	247	0
Mortgage	1,784	2,129	1,818
Total nonaccrual loans	3,720	3,379	3,161
Loans past due 90 days or more and still accruing	0	2	1
Renegotiated loans	0	0	0
Total non-performing loans	3,720	3,381	3,162
Foreclosed real estate	300	159	159
Total non-performing assets	$4,020	$3,540	$3,321
Non-performing loans to total loans	0.34%	0.34%	0.35%
Non-performing assets to total assets	0.21%	0.19%	0.19%
Non-performing loan coverage	278%	287%	306%
Non-performing assets / capital plus reserves	3%	3%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $9.9 million, considered by our internal loan review department as problem loans at June 30, 2007, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Six Months Ending June 30, 2007	Year Ending December 31, 2006	Six Months Ending June 30, 2006
Balance at beginning of period	$9,685	$9,231	$9,231
Provisions charged to operating expense	980	1,634	981
	10,665	10,865	10,212
Recoveries of loans previously charged-off:
Commercial	2	34	49
Consumer	14	71	27
Real Estate	8	0	0
Total recoveries	24	105	76
Loans charged-off:
Commercial	(262)	(895)	(501)
Consumer	(67)	(390)	(110)
Real Estate	(2)	0	0
Total charged-off	(331)	(1,285)	(611)
Net charge-offs	(307)	(1,180)	(535)
Balance at end of period	$10,358	$9,685	$9,677
Net charge-offs as a percentage of average loans outstanding	0.03%	0.13%	0.06%
Allowance for loan losses as a percentage of period-end loans	0.96%	0.99%	1.08%

Restricted Investments in Bank Stock

During the first six months of 2007, restricted investments in Bank stock increased by $4.4 million, or 38%, from $11.7 million at December 31, 2006 to $16.2 million at June 30, 2007. The primary increase was in the purchase of additional Federal Home Loan Bank (“FHLB”) stock needed to cover the short-term borrowings at the FHLB which are discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first six months of 2007, premises and equipment increased by $4.5 million, or 5%, from $83.7 million at December 31, 2006 to $88.1 million at June 30, 2007. The increase in premises and equipment was primarily due to two new stores actively under construction, partially offset by the provision for depreciation and amortization.

Other Assets

Other assets decreased by $2.0 million from December 31, 2006 to June 30, 2007 primarily the result of a security sale with a trade date in late December for which we received the cash at settlement in early January.

Deposits

Total deposits at June 30, 2007 were $1.53 billion, down $84.3 million from total deposits of $1.62 billion at December 31, 2006. The decrease was largely the result of seasonal declines in total public fund deposits balances of $108.0 million during first six months. Non-public fund deposits increased $23.7 million for the first half of 2007. Core deposits averaged $1.52 billion for the quarter ended June 30, 2007, up $157 million, or 12%, over average core deposits for the quarter ended June 30, 2006.

The average balances and weighted average rates paid on deposits for the first six months of 2007 and 2006 are presented in the table below.

	Six months Ending June 30,
	2007		2006
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$268,443		$249,937
Interest-bearing (money market and checking)	687,338	3.81%	552,733	3.43%
Savings	376,546	2.60	350,788	2.11
Time deposits	214,441	4.31	229,627	3.73
Total deposits	$1,546,768		$1,383,085

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and overnight federal funds lines of credit. At June 30, 2007, short-term borrowings totaled $241.7 million as compared to $252.1 million at June 30, 2006 and $112.8 million at December 31, 2006. The average rate paid on the short-term borrowings was 5.34% during the first six months of 2007, compared to an average rate paid of 4.86% during the first six months of 2006. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board as previously discussed in this Form 10-Q.

Stockholders’ Equity and Capital Adequacy

At June 30, 2007, stockholders’ equity totaled $104.7 million, up 4% over stockholders’ equity of $101.1 million at December 31, 2006. Stockholders’ equity at June 30, 2007 included $5.5 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $4.7 million, or 4%, from $105.6 million at December 31, 2006, to $110.2 million at June 30, 2007 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At June 30, 2007, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	June 30, 2007	December 31, 2006	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	10.01%	9.98%	4.00%	6.00%
Risk-based Total	10.76	10.71	8.00	10.00
Leverage ratio (to average assets)	7.21	7.30	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at June 30, 2007 were as follows: leverage ratio of 7.22%, Tier 1 capital to risk-weighted assets of 10.03%, and total capital to risk-weighted assets of 10.78%.

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

The following table compares the impact on forecasted net interest income at June 30, 2007 of a plus 200 and minus 200 basis point (bp) change in interest rates to the impact at June 30, 2006 in the same scenarios.

	June 30, 2007		June 30, 2006
	12 Months	24 Months	12 Months	24 Months
Plus 200	(4.2)%	(2.8)%	(5.6)%	(5.0)%
Minus 200	5.2	3.1	4.6	2.7

The forecasted net interest income variability is slightly outside of the established limit in the twelve month plus 200 bp rate scenario, but moves within the acceptable limit in this scenario when expanding the time frame to include twenty-four months.  All other interest rate scenarios indicate levels of future interest rate risk within the acceptable parameters per the policies established by ALCO.  Management is closely monitoring the plus 200 bp rate scenario in the context of the perceived probability of this interest rate environment, to determine the appropriate course of action. Actions that would reduce the level of risk could include the sale of a portion of our available for sale investment portfolio, the use of risk management strategies such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings, or fixing the cost of our short-term borrowings.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bpdecrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 40% or more of the excess of market value over book value in the current rate scenario. Management lowered this percentage from 50% to 40% in the first quarter of 2007 to more prudently limit the market valuation risk exposure of the Company. The revised risk parameter reflects management’s historical practice of implementing strategies that limit the Company’s exposure to market valuation fluctuations. At June 30, 2007, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates, and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2007 provide an accurate assessment of our interest rate risk. At June 30, 2007, the average life of our core deposit transaction accounts was 16.4 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed.  These secondary sources of liquidity include federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank. At June 30, 2007, our total potential liquidity through these secondary sources was $743.6 million, of which $501.9 million was currently available, as compared to $485.2 million available out of our total potential liquidity of $598.0 million at December 31, 2006.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.     Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1A.     Risk Factors.

No material changes to report for the quarter ending June 30, 2007 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 previously filed with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending June 30, 2007.

Item 3.     Defaults Upon Senior Securities.

No items to report for the quarter ending June 30, 2007.

Item 4.     Submission of Matters to a Vote of Securities Holders.

The Annual Meeting of the Registrant’s Shareholders was held on May 18, 2007. Proxies representing 5,524,859 shares were received (total shares outstanding as of the record date were 6,200,777). The items of business acted upon at the Annual Meeting were (i) the election of 8 directors to serve until the 2008 Annual Meeting. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

(i)           Election of directors:

Name of Nominee	For	(Withhold Authority) Against
James R. Adair	5,499,388	25,471
John J. Cardello, CPA	5,497,060	27,799
Douglas S. Gelder	5,483,563	41,296
Alan R. Hassman	5,499,388	25,471
Howell C. Mette	5,499,388	25,471
Gary L. Nalbandian	5,495,586	29,273
Michael A. Serluco	5,492,060	32,799
Samir J. Srouji, M.D.	5,494,293	30,566

Item 5.    Other Information.

No items to report for the quarter ending June 30, 2007.

Item 6.    Exhibits.

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

08/9/07	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

08/9/07	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002