Form 10-Q
period 2007-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2007-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,302,993 Common shares outstanding at 10/31/07

PENNSYLVANIA COMMERCE BANCORP, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)
	September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income (Unaudited)
	Three months and nine months ending September 30, 2007 and September 30, 2006	4

	Consolidated Statements of Stockholders' Equity (Unaudited)
	Nine months ending September 30, 2007 and September 30, 2006	5

	Consolidated Statements of Cash Flows (Unaudited)
	Nine months ending September 30, 2007 and September 30, 2006	6

	Notes to Interim Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Item 4T.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Securities Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures

Part I – FINANCIAL INFORMATION

Item 1.                                               Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(dollars in thousands, except share amounts)	September 30, 2007	December 31, 2006
Assets	Cash and due from banks	$56,280	$52,500
	Federal funds sold	0	0
	Cash and cash equivalents	56,280	52,500
	Securities, available for sale at fair value	396,377	392,058
	Securities, held to maturity at cost
	(fair value 2007: $320,384; 2006: $314,837)	324,664	319,628
	Loans, held for sale	12,367	15,346
	Loans receivable, net of allowance for loan losses
	(allowance 2007: $10,673; 2006: $9,685)	1,104,322	973,033
	Restricted investments in bank stocks	15,623	11,728
	Premises and equipment, net	89,377	83,679
	Other assets	16,476	18,511
	Total assets	$2,015,486	$1,866,483
Liabilities	Deposits:
	Noninterest-bearing	$281,366	$275,137
	Interest-bearing	1,360,521	1,341,640
	Total deposits	1,641,887	1,616,777
	Short-term borrowings and repurchase agreements	178,200	112,800
	Long-term debt	79,400	29,400
	Other liabilities	7,678	6,398
	Total liabilities	1,907,165	1,765,375
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 10,000,000 shares authorized; issued and outstanding – 2007: 6,270,942; 2006: 6,149,155	6,271	6,149
	Surplus	69,762	67,072
	Retained earnings	36,415	31,941
	Accumulated other comprehensive loss	(4,527)	(4,454)
	Total stockholders’ equity	108,321	101,108
	Total liabilities and stockholders’ equity	$2,015,486	$1,866,483

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three Months Ending		Nine Months Ending
	(in thousands,	September 30,		September 30,
	except per share amounts)	2007	2006	2007	2006
Interest	Loans receivable, including fees:
Income	Taxable	$ 19,733	$ 16,685	$ 56,895	$ 47,268
	Tax-exempt	547	266	1,517	699
	Securities:
	Taxable	9,154	9,877	27,641	29,195
	Tax-exempt	16	16	49	68
	Total interest income	29,450	26,844	86,102	77,230
Interest	Deposits	10,404	10,324	32,829	27,636
Expense	Short-term borrowings	2,906	3,003	8,329	8,723
	Long-term debt	950	361	2,272	1,070
	Total interest expense	14,260	13,688	43,430	37,429
	Net interest income	15,190	13,156	42,672	39,801
	Provision for loan losses	537	428	1,517	1,409
	Net interest income after provision for loan losses	14,653	12,728	41,155	38,392
Noninterest	Service charges and other fees	5,402	4,317	14,977	12,242
Income	Other operating income	183	155	532	474
	Gains on sales of loans	231	208	1,011	836
	Gains on calls of securities	0	0	171	0
	Total noninterest income	5,816	4,680	16,691	13,552
Noninterest	Salaries and employee benefits	8,590	7,696	25,542	22,682
Expenses	Occupancy	1,915	1,714	5,521	4,945
	Furniture and equipment	1,038	875	2,985	2,578
	Advertising and marketing	946	642	2,467	1,981
	Data processing	1,661	1,403	4,793	3,936
	Postage and supplies	496	426	1,504	1,193
	Regulatory assessments	607	132	1,501	382
	Telephone	635	233	1,773	682
	Other	1,950	1,740	5,550	4,905
	Total noninterest expenses	17,838	14,861	51,636	43,284
	Income before income taxes	2,631	2,547	6,210	8,660
	Provision for federal income taxes	780	902	1,676	2,928
	Net income	$ 1,851	$ 1,645	$ 4,534	$ 5,732
	Net Income per Common Share:
	Basic	$ 0.29	$ 0.27	$ 0.72	$ 0.93
	Diluted	0.28	0.26	0.69	0.89
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,259	6,116	6,217	6,086
	Diluted	6,469	6,373	6,443	6,381

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2006	$ 400	$ 6,014	$ 64,859	$ 24,767	$ (4,397)	$ 91,643
Comprehensive income:
Net income	-	-	-	5,732	-	5,732
Change in unrealized (losses) on securities, net of tax	-	-	-	-	45	45
Total comprehensive income						5,777
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 88,302 shares issued under stock option plans, including tax benefit of $513	-	88	864	-	-	952
Common stock of 180 shares issued under employee stock purchase plan	-	-	5	-	-	5
Proceeds from issuance of 23,315 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	23	611	-	-	634
Common stock share-based awards	-	-	229	-	-	229
Balance, September 30, 2006	$ 400	$ 6,125	$ 66,568	$ 30,439	$ (4,352)	$ 99,180

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2007	$ 400	$ 6,149	$ 67,072	$ 31,941	$ (4,454)	$ 101,108
Comprehensive income:
Net income	-	-	-	4,534	-	4,534
Change in unrealized (losses) on securities, net of tax	-	-	-	-	(73)	(73)
Total comprehensive income						4,461
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 80,173 shares issued under stock option plans, including tax benefit of $282	-	80	1,090	-	-	1,170
Common stock of 130 shares issued under employee stock purchase plan	-	-	3	-	-	3
Proceeds from issuance of 41,484 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	42	1,074	-	-	1,116
Common stock share-based awards	-	-	523	-	-	523
Balance, September 30, 2007	$ 400	$ 6,271	$ 69,762	$ 36,415	$ (4,527)	$ 108,321

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Nine Months Ending September 30,
	(in thousands)	2007	2006
Operating Activities	Net income	$ 4,534	$ 5,732
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,517	1,409
	Provision for depreciation and amortization	3,524	2,937
	Deferred income taxes	(89)	1,177
	Amortization of securities premiums and accretion of discounts, net	442	613
	Net (gains) on calls of securities	(171)	0
	Proceeds from sales of loans	66,323	70,311
	Loans originated for sale	(62,495)	(71,267)
	Gains on sales of loans	(1,011)	(836)
	Loss on disposal of equipment	0	146
	Noncash compensation	523	229
	Amortization of deferred loan origination fees and costs	601	849
	(Increase) decrease in other assets	2,045	(2,743)
	Increase in other liabilities	1,280	124
	Net cash provided by operating activities	17,023	8,681
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	40,146	17,134
	Proceeds from calls of securities	21,171	0
	Purchases	(66,287)	(31,500)
	Securities available for sale:
	Proceeds from principal repayments and maturities	45,285	47,506
	Purchases	(49,949)	(84,553)
	Proceeds from sales of loans receivable	2,683	1,181
	Net increase in loans receivable	(135,911)	(115,840)
	Net purchase of restricted investments in bank stock	(3,895)	(452)
	Proceeds from sale of premises and equipment	62	5
	Purchases of premises and equipment	(9,284)	(18,370)
	Net cash used by investing activities	(155,979)	(184,889)

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	62,706	241,300
	Net decrease in time deposits	(37,596)	(6,109)
	Net increase (decrease) in short-term borrowings	65,400	(61,600)
	Proceeds from long-term borrowings	50,000	0
	Proceeds from issuance of long-term debt	0	15,800
	Proceeds from common stock options exercised	888	439
	Proceeds from dividend reinvestment and common stock purchase plan	1,116	634
	Tax benefit on exercise of stock options	282	513
	Cash dividends on preferred stock	(60)	(60)
	Net cash provided by financing activities	142,736	190,917
	Increase in cash and cash equivalents	3,780	14,709
	Cash and cash equivalents at beginning of year	52,500	36,422
	Cash and cash equivalents at end of period	$ 56,280	$ 51,131

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In conjunction with FAS 123(R), the Company also adopted FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” effective January 1, 2006.   FSP 123(R)-2 provides guidance on the application of grant date as defined in FAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows for the nine month periods ended September 30, 2006 or 2007.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The Black-Scholes model used the following weighted-average assumptions for 2007 and 2006, respectively: risk-free interest rates of 4.7% and 5.1%; volatility factors of the expected market price of the Company's common stock of .19 and .19; weighted average expected lives of the options of 8.2 years and 8.2 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for 2007 and 2006 was $10.21 per share and $11.11 per share, respectively. In the first nine months of 2007, the Company issued 163,350 options to purchase shares of the Company’s stock at exercise prices ranging from $27.98 to $28.51 per share.

As a result of adopting FAS 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $523,000 and $229,000 during the nine months ended September 30, 2007, and September 30, 2006, respectively.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed.  Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

Note 4.                      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2007, the Company had $388 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

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

The Company has purchased land at 105 N. George Street, York City, York County, Pennsylvania. The Company plans to open a store on this property to be opened in the future.

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

The only other comprehensive income component that the Company presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are presented in the following table. The reclassification adjustments included in comprehensive income are also presented.

	Three Months Ending September 30,		Nine months Ending September 30,
(in thousands)	2007	2006	2007	2006
Unrealized holding gains (losses) on available for sale securities occurring during the period	$ 1,498	$ 5,454	$ (111)	$ 69
Reclassification adjustment for gains included in net income	0	0	0	0
Net unrealized gains (losses)	1,498	5,454	(111)	69
Income (taxes) benefit	(509)	(1,909)	38	(24)
Other comprehensive income (loss)	$ 989	$ 3,545	$ (73)	$ 45

Note 6.                      GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $31.2 million of standby letters of credit at September 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at September 30, 2007 for guarantees under standby letters of credit issued.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others discussed in this Form 10-Q and in the Company’s Form 10-K, could cause the Company’s financial performance to differ materially from that expressed or implied in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation;

•	interest rate, market, and monetary fluctuations;

•	the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services, and vice versa;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of the rapid growth of the Company;

•	the Company’s dependence on Commerce Bancorp, Inc. (and its successor) to provide various services to the Company and the costs associated with securing alternate providers of such services;

•	changes in the Company’s allowance for loan losses;

•	the effect of terrorists attacks and threats of actual war;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and other factors which may cause the Company’s actual results, performance, or achievements to differ materially from the future results, performance, or achievements the Company has anticipated in such forward-looking statements.  You should note that many factors, some of which are discussed in this Form 10-Q, could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For information on subsequent events, refer to the Company’s filings with the SEC.

EXECUTIVE SUMMARY

During the third quarter of 2007, our total assets grew by $100.0 million, from $1.92 billion at June 30, 2007 to $2.02 billion at September 30, 2007. During this same period, our total net loans (including loans held for sale) increased by $36.4 million from $1.08 billion to $1.12 billion while our total deposits increased by $109 million from $1.53 billion to $1.64 billion.  The large increase in deposits was primarily the result of seasonal increases in core public fund deposit balances which historically show strong growth during the third quarter.  Also, contributing to the deposit growth was the opening of three new stores during the third quarter at the following locations:  Shillington Road in Berks County, Manheim Pike in Lancaster County and Linglestown Road in Dauphin County.

Total revenues for the three months ended September 30, 2007 were $21.0 million, up $3.2 million, or 18% over the same period in 2006. Net income for the third quarter was $1.9 million, a 13% increase over the third quarter in 2006 and net income per share for the quarter totaled $0.28, an 8% increase over the $0.26 per share recorded during the third quarter of 2006.

During the first nine months of 2007, our total assets grew by $149.0 million, from $1.87 billion at December 31, 2006 to $2.02 billion at September 30, 2007. During this same period, interest-earning assets (primarily loans and investments) increased by $143.0 million, from $1.73 billion to $1.87 billion. The growth in interest-earning assets was funded by an increase in deposits as well as short-term and long-term borrowings.

During the first nine months of 2007, our total net loans (including loans held for sale) increased by $128.3 million, from $988.4 million at December 31, 2006 to $1.12 billion at September 30, 2007. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, was 69% at September 30, 2007, compared to 62% at December 31, 2006.

Total deposits increased $25.1 million, from $1.62 billion at December 31, 2006 to $1.64 billion at September 30, 2007. Core deposits increased $43.1 million, from $1.58 billion at December 31, 2006 to $1.62 billion at September 30, 2007. The increase was largely the result of seasonal increases in core public fund deposits balances of $60.1 million during the first nine months. Our core deposits include all deposits except for primarily our public fund time deposits.

Total borrowings increased by $115.4 million from $112.8 million at December 31, 2006 to $228.2 million at September 30, 2007, primarily to fund the increase in loan balances mentioned above. Of the total borrowings at September 30, 2007, $178.2 million were short-term and $50.0 million were considered long-term.

The first two quarters of 2007 were marked by the difficult yield curve environment that was present during the third and fourth quarters of 2006.  This added pressure to our net interest margin and constrained our historical net interest income growth. However, during the third quarter of 2007, the yield curve environment began to slowly move from one of inversion to one of a more of a traditional slope. As a result, the Company experienced marked improvement in its level of net interest income and in its net interest margin statistic over both the amount recognized in the second  quarter of 2007 as well as during the third quarter of 2006. Net interest income for the first nine months of 2007 grew by $2.9 million, or 7%, over the first nine months of 2006.  Interest income was up 11%, due primarily to the increased volume in interest-earning assets and was partially offset by a higher level of interest expense. Total revenues (net interest income plus noninterest income) increased by $6.0 million, or 11%, for the first nine months of 2007 compared to the first nine months of 2006. Net income decreased by 21%, from $5.7 million for the first nine months of 2006 to $4.5 million for the first nine months of 2007. Diluted net income per common share was $0.69 for the first nine months of 2007 compared to $0.89 for the same period in 2006.

The decrease in net income and related net income per share were due to a higher level of noninterest expenses. Net income results for the first nine months of 2007 included the expense impact of our two new stores opened during the fourth quarter of 2006, the costs associated with the three new stores opened during the most recent quarter, as well as a full three quarter impact of expenses associated with Commerce Center, our Headquarters, Operations and Training Center which we moved into on March 31, 2006. Another contributing factor was the deposit insurance assessment which was reinstated by the FDIC during the first quarter of 2007 for all banks whose deposits are federally insured.

The financial highlights for 2007 compared to 2006 are summarized below.

(dollars in millions, except per share amounts)	September 30, 2007	September 30, 2006	% Change

Total Assets	$ 2,015.5	$ 1,838.2	10%
Total Loans (net)	1,104.3	928.0	19
Total Deposits	1,641.9	1,606.3	2

Total Revenues	$ 59.4	$ 53.4	11%
Net Income	4.5	5.7	(21)

Diluted Net Income Per Share	$ 0.69	$ 0.89	(22) %

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

We perform periodic, systematic reviews of our loan portfolios to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover the estimated probable losses in various loan categories. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation.

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

In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•
changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

•	changes in the nature and volume of the portfolio and in the terms of loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of the institution’s loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other more judgmental factors.

RESULTS OF OPERATIONS
Average Balances and Average Interest Rates

Interest-earning assets averaged $1.78 billion for the third quarter of 2007, compared to $1.66 billion for the same period in 2006. For the quarter ended September 30, total loans receivable including loans held for sale, averaged $1.10 billion in 2007 and $917.0 million in 2006, respectively. For the same two quarters, total securities averaged $684.0 million and $739.7 million.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.43 billion for the third quarter of 2006 to $1.54 billion for the third quarter of 2007. Total interest-bearing deposits averaged $1.27 billion for the third quarter of 2007, compared to $1.19 billion for the third quarter of 2006 and average short-term borrowings were $217.1 million and $219.1 million for the third quarter of 2007 and 2006, respectively. Other borrowed money, which includes $50.0 million in Federal Home Loan  Bank (“FHLB”) advances known as convertible select borrowings, and junior subordinated debt averaged $55.2 million in the third quarter of 2007 compared to $13.9 million in the third quarter of 2006.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2007 was 6.59%, an increase of 14 basis points (“bps”) over the comparable period in 2006. This increase resulted from higher yields on our floating rate loans and securities during the third quarter of 2007 as compared to the same period in 2006. Approximately 10% of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month LIBOR interest rate. Our floating rate loans represent approximately 35% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which increased 50 bps during the second quarter of 2006 and remained at that level until September 18, 2007 when the prime rate decreased by 50 bps. Subsequently, the New York prime lending rate decreased another 25 bps on October 31, 2007 following a similar decrease in the overnight federal funds rate by the Federal Open Market Committee. Going forward, we expect these two decreases in the prime lending rate will somewhat decrease our interest income received from our floating rate loan portfolio.

The average rate paid on total interest-bearing liabilities for the third quarter of 2007 was 3.66%, compared to 3.79% for the third quarter of 2006. Our deposit cost of funds decreased from 2.47% in the third quarter of 2006 to 2.31% for the third quarter of 2007. The aggregate average cost of all funding sources for the Company was 3.16% for the third quarter of 2007, compared to 3.27% for the same quarter of the prior year. The average cost of short-term borrowings decreased from 5.36% in the third quarter of 2006 to 5.24% in the third quarter of 2007. The reason for the decrease in the Company’s deposit cost of funds and borrowing cost of funds is primarily related to the decrease in the average interest yield tied to the United States 91-day Treasury bill. The average interest rate of the 91-day Treasury bill decreased from 4.77% in the third quarter of 2006 to 3.72% in the third quarter of 2007, thereby significantly reducing the average interest rate paid on our indexed deposits. At September 30, 2007, approximately $748 million, or 46%, of our total deposits are those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, which are indexed to the 91-day Treasury bill. Also included in interest expense for the third quarter of 2007 is the full quarter impact of $15.0 million of Trust Preferred Securities that were issued on September 29, 2006 at an interest rate of 7.75%.

Interest-earning assets averaged $1.76 billion for the first nine months of 2007, compared to $1.63 billion for the same period in 2006. For the same two periods, total loans receivable including loans held for sale, averaged $1.07 billion in 2007 and $887.0 million in 2006. Total securities averaged $692.8 million and $739.2 million for the first nine months of 2007 and 2006, respectively.

The growth in interest-earning assets was funded by an increase in the average balance of interest-bearing liabilities, which increased from $1.40 billion for the first nine months of 2006 to $1.52 billion for the first nine months of 2007. Total interest-bearing deposits averaged $1.28 billion for the first nine months of 2007, compared to $1.15 billion for the first nine months of 2006 and short-term borrowings averaged $207.2 million and $229.0 million in the first nine months of 2007 and 2006, respectively. Long-term debt, which includes long-term FHLB borrowings as well as the junior subordinated debt associated with the Trust Preferred securities, averaged $38.1 million for the first nine months of 2007 as compared to $13.7 million for the same period in 2006.

The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2007 was 6.55%, an increase of 21 bps over the comparable period in 2006. This increase resulted primarily from increased yields on our loans receivable as a result of the increases in the level of short-term market interest rates that occurred during the first half of 2006.

The average rate paid on interest-bearing liabilities for the first nine months of 2007 was 3.81%, compared to 3.57% for the first nine months of 2006. Our deposit cost of funds increased from 2.27% in the first nine months of 2006 to 2.49% for the same period in 2007. The aggregate cost of all funding sources was 3.29% for the first nine months of 2007, compared to 3.07% as reported for the prior year. This increase was the result of a higher level of short-term interest rates present during the first three quarters of 2007 compared to the first three quarters of 2006.

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

Net interest income for the third quarter of 2007 increased by $2.0 million, or 15% over the same period in 2006. Interest income on interest-earning assets totaled $29.5 million for the third quarter of 2007, an increase of $2.6 million, or 10%, over 2006. Interest income on loans receivable increased by $3.3 million, or 20%, over the third quarter of 2006. The majority of this increase was related to a 20% increase in the balance of average loans receivable portfolio. Interest income on the investment securities portfolio decreased by $723,000, or 8%, for the third quarter of 2007 as compared to the same period last year. This was primarily a result of a decrease in the average balance of investment securities of $55.7 million, or 8%, from the third quarter one year ago. Due to the yield curve environment that was present throughout the majority of the past twelve months, the cash flows from principal repayments on the investment securities portfolio were used to fund the continued strong loan growth and were not redeployed back into the securities portfolio. Interest expense for the third quarter increased $572,000, or 4%, from $13.7 million in 2006 to $14.3 million in 2007. Interest expense on deposits increased by $80,000, or 1%, over the third quarter of 2006 while interest expense on short-term borrowings decreased by $97,000 for the same period. Interest expense on long-term debt totaled $950,000 for the third quarter of 2007 compared to $361,000 for the same period in 2006. This was the direct result of the Company’s issuance of $15 million of 7.75% Trust Capital Securities on September 29, 2006 and the result of adding two convertible select borrowing products during the third quarter of 2007. See the Long-Term Debt section later in this Form 10-Q for further discussion on the convertible select borrowings. See Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of our Trust Capital securities.

During the first half of 2006, the Federal Reserve Board (“FRB”) continued to increase short-term interest rates by increasing the targeted federal funds rate four times for a total of 100 bps from January 1, 2006 through June 30, 2006. These increases followed a total increase of 200 bps in short-term interest rates throughout 2005. As a result, our cost of funds increased significantly in 2006 and the first half of 2007 over levels experienced in recent years. The increase in short-term rates, while significant in direction, had little impact on long-term interest rates, and as a result, we did not experience a similar increase in the yields on our interest-earning assets. This served to constrain our historical net interest income growth and also materially reduced our net interest margin. During the third quarter of 2007, however, the United States Treasury yield curve began to move from flat (and sometimes inverted) to a more traditional slope with short-term rates lower than long-term rates. As a result, the Company began to experience a lower cost of deposits and lower cost of borrowings, thereby improving our net interest margin. Also, on September 18, 2007 the FRB decreased the overnight federal funds rate by 50 basis points (bps). Subsequent to the end of the third quarter of 2007, the FRB lowered the overnight federal funds interest rate by an additional 25 bps from 4.75% to 4.50%. The decreases in the federal funds rate has led to a lower level of interest rates associated with our overnight short-term borrowings as well as a lower yield on the 91-day Treasury bill to which approximately 46% of our deposits are priced. Therefore, for the remainder of 2007, we expect some level of continued growth in our overall level of net interest income as a result of an anticipated lower level of interest expense associated with a decrease in our overall total cost of funding sources.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 2.93% during the third quarter of 2007 compared to 2.66% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 25 bps, from 3.18% for the third quarter of 2006 to 3.43% for the third quarter of 2007, as a result of the decreased cost of funding sources as previously discussed. For the first nine months of 2007 and 2006, the fully taxable-equivalent net interest margin was 3.26% and 3.27%, respectively.

Provision for Loan Losses

We recorded provisions of $537,000 to the allowance for loan losses for the third quarter of 2007 as compared to $428,000 for the third quarter of 2006. The loan loss provisions for the first nine months were $1.5 million and $1.4 million for 2007 and 2006, respectively. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net loan charge-offs for the third quarter of 2007 were $222,000, or 0.02%, of average loans outstanding, compared to net charge-offs of $470,000, or 0.05%,  for the same period in 2006. Net charge-offs for the first nine months of 2007 were $529,000, or 0.05%, of average loans outstanding, compared to net charge-offs of $1.0 million, or 0.11%, of average loans outstanding for the same period in 2006. Approximately $165,000, or 31%, of the total net charge-offs for the first nine months of 2007 was related to one loan. The allowance for loan losses as a percentage of period-end loans was 0.96% at September 30, 2007, as compared to 0.99% at December 31, 2006, and 1.03% at September 30, 2006.

From December 31, 2006 to September 30, 2007, the level of total non-performing loans remained the same at $3.4 million. Non-performing assets as a percentage of total assets remained the same as well at 0.19% for both December 31, 2006 and September 30, 2007. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the third quarter of 2007 increased by $1.1 million, or 24%, over the same period in 2006. Deposit service charges and fees increased by 25%, from $4.3 million for the third quarter of 2006 to $5.4 million in the third quarter of 2007. The increase is mainly attributable to additional income associated with servicing a higher volume of deposit and loan accounts. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $362,000 in the third quarter of 2007 compared to the same period in 2006. Noninterest income for the third quarter of 2007 included $238,000 of gains on the sale of residential loans compared to $209,000 gains on the sale of residential loans during the third quarter 2006. There were no sales of SBA loans during the third quarter of 2006 or 2007.

Noninterest income for the first nine months in 2007 increased by $3.1 million, or 23%, over the same period in 2006. Deposit service charges and fees increased by 22%, from $12.2 million for the first nine months of 2006 to $15.0 million in the first nine months of 2007. The increase is primarily attributable to additional income associated with servicing a higher volume of deposit accounts and transactions. Again, the largest increase in noninterest income was revenue related to Visa® check card transactions, which increased by $1.1 million in the first nine months of 2007 over the same period in 2006. Included in noninterest income for the first nine months of 2007 were gains on the sale of student loans totaling $130,000, gains on the sale of SBA loans totaling $162,000, gains on the sale of residential loans totaling $719,000 and $171,000 of gains on the call of investment securities. Noninterest income for the first nine months of 2006 included gains on the sale of student loans totaling $123,000, gains on the sale of SBA loans totaling $110,000 and gains on the sale of residential loans of $603,000.

Noninterest Expenses

For the third quarter of 2007, noninterest expenses increased by $3.0 million, or 20%, over the same period in 2006. The increase in noninterest expenses for the quarter was widespread across all categories, reflecting the Company’s continued growth. This increase includes the impact of opening two new stores during the fourth quarter of 2006 and the expenses associated with the new stores we opened recently in mid-July, mid-August and mid-September of 2007. Also, noninterest expenses for the third quarter of 2007 include a significant impact for premiums related to Federal Deposit Insurance Corporation, (“FDIC”) deposit insurance coverage which were not incurred during the third quarter of 2006. Beginning January 1, 2007, the FDIC began charging insured Banks for such coverage for the first time since 1997. Banks which were in operation and paying deposit insurance premiums during 1997 and prior received a one time credit in 2007 based upon premiums paid during those previous years. Commerce utilized 100% of this credit during the first quarter of 2007 to partially reduce its expense costs and therefore incurred a full quarter’s worth of FDIC premiums during both the second and third quarters of 2007 and will continue to do so for the fourth quarter of 2007 as well. Also, staffing levels, data processing costs, and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2007 and September 30, 2006 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $894,000, or 12%, for the third quarter of 2007 over the third quarter of 2006. The increased level of these expenses included the impact associated with the additional staff for the new stores opened in October 2006 and November 2006 as well as additional staff hired throughout 2006 to support compliance, audit and loan operation functions. Also included were salary and benefit costs for additional employees hired during the first nine months of 2007 for the new stores we opened recently in mid-July 2007, mid-August 2007 and mid-September 2007. The increase in total salary and benefit expenses were somewhat offset by a reduction of such costs directly related to call center processing. On October 1, 2006, the Company outsourced call center functions to a third party and as a result the expenses associated with salary and benefits for call center employees were not included in this line item for 2007. Rather those costs are now reflected on the income statement in a line titled Telephone expenses which are discussed further below.

Occupancy expenses totaled $1.9 million for the third quarter of 2007, an increase of $201,000, or 12%, over the third quarter of 2006, while furniture and equipment expenses increased 19%, or $163,000, over the third quarter of 2006. The five stores opened in the past twelve months contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $946,000 for the three months ending September 30, 2007, an increase of $304,000, or 47%, over the same period in 2006. This is a direct result of holding three grand opening celebrations for the new stores opened during the third quarter of 2007.

Data processing expenses increased by $258,000, or 18%, in the third quarter of 2007 over the three months ended September 30, 2006. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for five additional stores and enhancements to existing systems.

Postage and supplies expenses of $496,000 were $70,000, or 16%, higher for the third quarter of 2007 than for the third quarter of 2006. The increase was attributed to the additional supplies needed to process higher volumes of transactions as well as additional supplies needed for the new stores. Also included is the impact of the increase in U.S. Postal rates which occurred earlier in 2007. This will increase our cost to mail account statements and notices to customers going forward.

Regulatory assessments of $607,000 were $475,000 higher for the third quarter of 2007 than for the third quarter of 2006. This increase is primarily due to the reinstatement of FDIC charges as previously discussed.

Telephone expenses of $635,000 were $402,000 higher for the third quarter of 2007 compared to the third quarter of 2006. This increase is primarily due to our outsourcing of the call center services to a third party in October 2006 as mentioned previously. Rather than booking salary and benefit costs directly to those line items for call center staff as was done in prior years, now the Company receives a bill for total call center expenses based on a per call charge and those expenses are reflected in this line item going forward.

Other noninterest expenses increased by $210,000, or 12%, for the three-month period ended September 30, 2007, compared to the same period in 2006. Components of the increase included expenses related to consulting services, coin shipment expenses due to our popular and convenient Penny Arcade Machines located in all of our stores and other miscellaneous expenses.

For the first nine months of 2007, noninterest expenses increased by $8.4 million, or 19%, over the same period in 2006. A comparison of noninterest expenses for certain categories for the nine months ending September 30, 2007 and September 30, 2006 is presented in the following paragraphs.

Salary expenses and employee benefits, increased by $2.9 million, or 13%, for the first nine months of 2007 over the first nine months of 2006. The increased level of these expenses included the impact associated with the additional staff for the new stores opened in October 2006 and November 2006 as well as additional staff hired throughout 2006 to support compliance, audit and loan operation functions. Also included were salary and benefit costs for additional employees hired during the first nine months of 2007 for the new stores we opened recently in mid-July 2007, mid-August 2007 and mid-September 2007. Also included are additional employee medical and prescription plan costs of $665,000 year over year. Again, the level of total salary and benefit expenses were somewhat offset by the previously discussed call center outsourcing.

Occupancy expenses totaled $5.5 million for the first nine months of 2007, an increase of $576,000, or 12%, over the first nine months of 2006, while furniture and equipment expenses increased 16%, or $407,000, over the first nine months of 2006. In late March 2006, we discontinued leasing two facilities that housed the majority of our executive, lending, financial and operational staff departments and relocated approximately 300 employees to Commerce Center, our newly constructed Headquarters, Operations and Training Center. The discontinued occupancy and furniture expenses associated with the discontinued leases on the two facilities partially offset higher levels of expense associated with the new building and its furniture and equipment. The additional expenses associated with Commerce Center, in addition to the two new stores opened in late 2006 and three new stores opened in the third quarter of 2007, contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $2.5 million for the nine months ending September 30, 2007, an increase of $486,000, or 25%, over the same period in 2006. The increase is primarily related to grand opening expenses associated with three new stores opened during the third quarter of 2007 whereas no new stores were opened during the first three quarters of 2006.

Data processing expenses increased by $857,000, or 22%, for the first nine months of 2007 over the nine months ended September 30, 2006. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for five additional stores, adding electronic products and services for customer use, and enhancements to existing services.

Postage and supplies expenses of $1.5 million were $311,000, or 26%, higher for the first nine months of 2007 than for the comparable period in 2006. The increase was attributed to the increase in supplies needed to process higher volumes of transactions and the additional supplies needed for the new stores. Also included is the impact of the increase in U.S. Postal rates which occurred earlier in 2007. This will increase our cost to mail account statements and notices to customers going forward.

Regulatory assessments of $1.5 million were $1.1 million higher for the first nine months of 2007 compared to the nine months ended September 30, 2006. This increase is primarily due to the reinstatement of FDIC charges as previously discussed.

Telephone expenses of $1.8 million were $1.1 million higher for the first nine months of 2007 compared to the first nine months of 2006. This increase is primarily due to the previously discussed outsourcing of the call center services to a third party in October 2006.

Other noninterest expenses increased by $645,000, or 13%, for the nine month period ending September 30, 2007, compared to the same period in 2006. Components of the increase included expenses related to consulting fees, other non-credit related losses, and coin shipment expenses due to our popular and convenient Penny Arcade Machines located in all of our stores.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. In 2007, this ratio equaled 2.5% for both the third quarter and the first nine months. In 2006, this ratio equaled 2.3% for both the third quarter and the first nine months.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending September 30, 2007, the operating efficiency ratio was 84.9%, compared to 83.3% for the similar period in 2006. The increase in the operating efficiency ratio is primarily due to the current interest rate environment and the resulting impact on our net interest income. This ratio equaled 87.0% for the first nine months of 2007, compared to 81.1% for the first nine months of 2006. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities, and our strong customer service focused model.

Provision for Federal Income Taxes

The provision for federal income taxes was $780,000 for the third quarter of 2007, compared to $902,000 for the same period in 2006. For the nine months ending September 30, the provision was $1.7 million and $2.9 million for 2007 and 2006, respectively. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 27.0% for the first nine months of 2007 and 33.8% for the same period in 2006. This decrease in effective tax rate and the corresponding provision during 2007 was primarily due to the greater proportion of tax exempt interest income on investments and loans to total pretax income.

Net Income and Net Income Per Share

Net income for the third quarter of 2007 was $1.9 million, an increase of $206,000, or 13%, from the $1.6 million recorded in the third quarter of 2006. The increase was due to a $2.0 million increase in net interest income, a $1.1 million increase in noninterest income and a $122,000 decrease in income taxes, partially offset by a $3.0 million increase in noninterest expenses and a $109,000 increase in the provision for loan losses.

Net income for the first nine months of 2007 was $4.5 million, a decrease of $1.2 million, or 21%, from the $5.7 million recorded in the first nine months of 2006. The decrease was due to an $8.4 million increase in noninterest expenses and a $108,000 increase in the provision for loan losses, partially offset by a $2.9 million increase in net interest income, a $3.1 million increase in noninterest income, and a $1.3 million decrease in income taxes.

Basic earnings per common share were $0.29 for the third quarter of 2007, compared to $0.27 for the third quarter of 2006. For the first nine months of 2007 and 2006, basic earnings per share were $0.72 and $0.93, respectively. Diluted earnings per common share increased 8%, to $0.28, for the third quarter of 2007, compared to $0.26 for the third quarter of 2006. For the first nine months in 2007 and 2006, diluted earnings per common share were $0.69 and $0.89, respectively.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2007 was 0.38%, compared to 0.36% for the third quarter of 2006. The ROA for the first nine months in 2007 and 2006 was 0.32% and 0.44%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our shareholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 6.91% for the third quarter of 2007, compared to 6.77% for the third quarter of 2006. The ROE for the first nine months of 2007 was 5.79%, compared to 8.15% for the first nine months of 2006. Both ROA and ROE for the third quarter and first nine months of 2007 were impacted by the current interest rate environment and the resulting impact on our net interest income.

FINANCIAL CONDITION

Securities

During the first nine months of 2007, the total investment securities portfolio increased by $9.4 million from $711.7 million to $721.0 million. Purchases of new securities during the first nine months of 2007 were $116.2 million as compared to $116.1 million during the first nine months of 2006. Due to the unfavorable yield curve environment that was present throughout the majority of the past twelve months, the cash flows from principal repayments on the investment securities portfolio were used to fund the continued strong loan growth and to reduce the level of average short-term borrowings rather than redeploy these cash flows back into investment securities at a minimal net interest spread.

During the first nine months of 2007, securities available for sale increased by $4.3 million, from $392.1 million at December 31, 2006 to $396.4 million at September 30, 2007 as a result of $49.9 million in purchases offset by principal repayments of $45.3 million. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.9 years at September 30, 2007 compared to 3.8 years at December 31, 2006. The current weighted average yield was 5.37% at September 30, 2007 compared to 5.35% at December 31, 2006.

During the first nine months of 2007, securities held to maturity increased by $5.0 million as a result of $66.3 million in purchases, offset by principal repayments and calls of $61.3 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities, and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.6 years at September 30, 2007 and 4.4 years at December 31, 2006. The current weighted average yield was 5.23% at September 30, 2007 and 5.32% at December 31, 2006, respectively.

Total securities aggregated $721 million, or 36%, of total assets at September 30, 2007 as compared to $712 million, or 38%, of total assets at December 31, 2006.

The average fully-taxable equivalent yield on the combined securities portfolio for the first nine months of 2007 was 5.33% as compared to 5.29% for the similar period of 2006.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Company decides to sell.  These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2006 and September 30, 2007, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $12.4 million at September 30, 2007 and $15.3 million at December 31, 2006. At December 31, 2006, loans held for sale were comprised of $8.7 million of student loans and $6.6 million of residential mortgages as compared to $9.8 million of student loans and $2.6 million of residential loans of SBA loans at September 30, 2007. The change was the result of sales of $8.9 million of student loans and $56.5 million of residential loans, offset by originations of $62.5 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 0.6% at September 30, 2007 and 0.8% at December 31, 2006.

Loans Receivable

During the first nine months of 2007, total gross loans receivable increased by $132.3 million, from $982.7 million at December 31, 2006, to $1.11 billion at September 30, 2007. The growth was widespread across most loan categories. Gross loans receivable represented 68% of total deposits and 55% of total assets at September 30, 2007, as compared to 61% and 53%, respectively, at December 31, 2006.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 9/30/2007	% of Total	As of 9/30/2006	% of Total	$ Increase	% Increase
Commercial	$ 347,238	31%	$ 265,280	28%	$ 81,958	31%
Owner-Occupied	132,976	12	122,982	13	9,994	8
Total Commercial	480,214	43	388,262	41	91,952	24
Consumer / Residential	298,204	27	275,473	30	22,731	8
Commercial Real Estate	336,577	30	273,850	29	62,727	23
Gross Loans	1,114,995	100%	937,585	100%	$ 177,410	19%
Less: Reserves	(10,673)		(9,635)
Net Loans	$ 1,104,322		$ 927,950

Loan and Asset Quality and Allowance for Loan Losses

Non-performing assets include non-performing loans and foreclosed real estate. Non-performing assets at September 30, 2007, were $3.7 million, or 0.19%, of total assets as compared to $3.5 million, or 0.19%, of total assets at December 31, 2006. Total non-performing loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $3.4 million at September 30, 2007 as well as at December 31, 2006. Foreclosed real estate totaled $390,000 at September 30, 2007 and $159,000 at December 31, 2006. At September 30, 2007, seventeen loans were in the nonaccrual commercial categories ranging from $2,000 to $230,000 and no loans were in the nonaccrual commercial real estate categories. At December 31, 2006, fifteen loans were in the nonaccrual commercial categories ranging from $2,000 to $285,000 and five loans were in the nonaccrual commercial real estate categories ranging from $21,000 to $490,000. Overall, asset quality, as measured in terms of non-performing assets to total assets, coverage ratios, and non-performing assets to stockholders’ equity, remains strong.

The table below presents information regarding non-performing loans and assets at September 30, 2007 and 2006, and at December 31, 2006.

	Non-performing Loans and Assets
(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Nonaccrual loans:
Commercial	$ 997	$ 984	$ 1,275
Consumer	57	19	139
Mortgage:
Construction	529	247	0
Mortgage	1,767	2,129	2,216
Total nonaccrual loans	3,350	3,379	3,630
Loans past due 90 days or more and still accruing	0	2	0
Renegotiated loans	0	0	0
Total non-performing loans	3,350	3,381	3,630
Foreclosed real estate	390	159	159
Total non-performing assets	$ 3,740	$ 3,540	$ 3,789
Non-performing loans to total loans	0.30%	0.34%	0.39%
Non-performing assets to total assets	0.19%	0.19%	0.21%
Non-performing loan coverage	319%	287%	265%
Non-performing assets / capital plus reserves	3%	3%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $5.2 million, considered by our internal loan review department as problem loans at September 30, 2007, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Nine Months Ending September 30, 2007	Year Ending December 31, 2006	Nine Months Ending September 30, 2006
Balance at beginning of period	$ 9,685	$ 9,231	$ 9,231
Provisions charged to operating expense	1,517	1,634	1,409
	11,202	10,865	10,640
Recoveries of loans previously charged-off:
Commercial	4	34	62
Consumer	23	71	40
Real Estate	8	0	0
Total recoveries	35	105	102
Loans charged-off:
Commercial	(469)	(895)	(750)
Consumer	(69)	(390)	(357)
Real Estate	(26)	0	0
Total charged-off	(564)	(1,285)	(1,107)
Net charge-offs	(529)	(1,180)	(1,005)
Balance at end of period	$ 10,673	$ 9,685	$ 9,635
Net charge-offs as a percentage of average loans outstanding	0.05%	0.13%	0.11%
Allowance for loan losses as a percentage of period-end loans	0.96%	0.99%	1.03%

Restricted Investments in Bank Stock

During the first nine months of 2007, restricted investments in Bank stock increased by $3.9 million, or 33%, from $11.7 million at December 31, 2006 to $15.6 million at September 30, 2007. The primary increase was in the purchase of additional Federal Home Loan Bank (“FHLB”) stock needed to cover the short-term borrowings at the FHLB which are discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first nine months of 2007, premises and equipment increased by $5.7 million, or 7%, from $83.7 million at December 31, 2006 to $89.4 million at September 30, 2007. The increase in premises and equipment was primarily due to three new stores constructed during the first half of 2007 and opened during the third quarter of 2007, partially offset by the provision for depreciation and amortization.

Other Assets

Other assets decreased by $2.0 million from December 31, 2006 to September 30, 2007 primarily the result of a security sale with a trade date in late December for which we received the cash at settlement in early January.

Deposits

Total deposits at September 30, 2007 were $1.64 billion, up $25.1 million from total deposits of $1.62 billion at December 31, 2006. The Company has experienced lower than normal deposit growth during the first nine months of 2007 as compared to prior years. During 2007, management has made a conscious decision not to match certain “high rate” pricing on deposits which has been present in our marketplace. As a result, we have experienced some runoff of such higher rate deposit balances although this pricing discipline has served to stabilize and even lower our deposit cost of funds, thereby helping to increase net interest income and improve our net interest margin. Core deposits averaged $1.53 billion for the quarter ended September 30, 2007, up $104 million, or 7%, over average core deposits for the quarter ended September 30, 2006.

The average balances and weighted average rates paid on deposits for the first nine months of 2007 and 2006 are presented in the table below.

	Nine Months Ending September 30,
	2007		2006
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$ 270,346		$ 252,919
Interest-bearing (money market and checking)	693,072	3.68%	568,884	3.55%
Savings	375,575	2.53	356,746	2.23
Time deposits	206,668	4.29	228,360	3.84
Total deposits	$ 1,545,661		$ 1,406,909

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, and overnight federal funds lines of credit. At September 30, 2007, short-term borrowings totaled $178.2 million as compared to $96.3 million at September 30, 2006 and $112.8 million at December 31, 2006. The average rate paid on the short-term borrowings was 5.30% during the first nine months of 2007, compared to an average rate paid of 5.02% during the first nine months of 2006. The increased rate paid on the borrowings is a direct result of the increases in short-term interest rates by the Federal Reserve Board during the first half of 2006 as previously discussed in this Form 10-Q. Also, as previously discussed in this Form 10-Q, we expect this average borrowing rate to be significantly lower during the fourth quarter of 2007 as a result of the recent decreases in the overnight federal funds rate.

Long-Term Debt

Long-term debt totaled $79.4 million at September 30, 2007 as compared to $29.4 million at December 31, 2006 and September 30, 2006. On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities to Commerce Bank, N.A. through Commerce Harrisburg Capital Trust III, a Delaware statutory trust subsidiary. Our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries. At September 30, 2007, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during the third quarter of 2007 with the purchase of a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29% and a $25.0 million borrowing with a 2 year maturity and a three month conversion term at an initial interest rate of 4.48%. These borrowings positively impacted the Company’s net interest income by approximately $50,000 and the net interest margin by 2 bps during the third quarter.

Stockholders’ Equity and Capital Adequacy

At September 30, 2007, stockholders’ equity totaled $108.3 million, up 7% over stockholders’ equity of $101.1 million at December 31, 2006. Stockholders’ equity at September 30, 2007 included $4.5 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $7.3 million, or 7%, from $105.6 million at December 31, 2006, to $112.8 million at September 30, 2007 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total assets. At September 30, 2007, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	September 30, 2007	December 31, 2006	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.84%	9.98%	4.00%	6.00%
Risk-based Total	10.59	10.71	8.00	10.00
Leverage ratio (to average assets)	7.28	7.30	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at September 30, 2007 were as follows: leverage ratio of 7.30%, Tier 1 capital to risk-weighted assets of 9.87%, and total capital to risk-weighted assets of 10.62%.

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

The following table compares the impact on forecasted net interest income at September 30, 2007 of a plus 200 and minus 200 basis point (bp) change in interest rates to the impact at September 30, 2006 in the same scenarios.

	September 30, 2007		September 30, 2006
	12 Months	24 Months	12 Months	24 Months
Plus 200	(3.8)%	(3.1)%	(3.3)%	(2.2)%
Minus 200	5.0	4.0	2.9	0.8

The forecasted net interest income variability in all interest rate scenarios indicate levels of future interest rate risk within the acceptable parameters per the policies established by ALCO.  Management continues to evaluate strategies in conjunction with the Company’s ALCO to effectively manage the interest rate risk position.  Such strategies could include adjusting the investment leverage position funded by short-term borrowings, altering the mix of deposits by product, adjusting the mismatch between short-term interest-sensitive assets and liabilities and the potential use of risk management instruments such as interest rate swaps and caps.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 40% or more of the excess of market value over book value in the current rate scenario. Management lowered this percentage from 50% to 40% in the first quarter of 2007 to more prudently limit the market valuation risk exposure of the Company. The revised risk parameter reflects management’s historical practice of implementing strategies that limit the Company’s exposure to market valuation fluctuations. At September 30, 2007, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates, and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2007 provide an accurate assessment of our interest rate risk. At September 30, 2007, the average life of our core deposit transaction accounts was 16.4 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed.  These secondary sources of liquidity include federal funds lines of credit, repurchase agreements, and borrowing capacity at the Federal Home Loan Bank. At September 30, 2007, our total potential liquidity through these secondary sources was $802.0 million, of which $573.8 million was currently available, as compared to $485.2 million available out of our total potential liquidity of $598.0 million at December 31, 2006.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.                      Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.                      Legal Proceedings.

On August 17, 2007, the OCC notified the Bank’s Board of Directors that it was commencing an  investigation into certain affairs of the Bank.  The Bank was informed that the investigation would include transactions related to  (a) Bank premises; (b) Bank officers and directors, including their  affiliates; and (c) current and former officers and directors of Commerce  Bank, N.A., Philadelphia, including their affiliates.   The Bank intends to cooperate with the OCC and, in that regarding, is involved in ongoing discussions with the agency.

 Item 1A.                      Risk Factors.

No material changes to report for the quarter ending September 30, 2007 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 previously filed with the SEC.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending September 30, 2007.

Item 3.                      Defaults Upon Senior Securities.

No items to report for the quarter ending September 30, 2007.

Item 4.                      Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending September 30, 2007.

Item 5.                      Other Information.

No items to report for the quarter ending September 30, 2007.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

11/9/07	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/07	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

31

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002