Form 10-K
PENNSYLVANIA COMMERCE BANCORP INC
filed 2008-03-17
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

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

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer (Do not check if a smaller reporting company.)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes      [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2007, was $123,813,972.

The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 29, 2008 was 6,332,325.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PENNSYLVANIA COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX
Page
Part I.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
	(The information required by this item is incorporated by reference from the
	Company’s 2007 Annual Report.)
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	15
	(The information required by this item is incorporated by reference from the
	Company’s 2007 Annual Report.)
Item 8.	Financial Statements and Supplementary Data	15
	(The information required by this item is incorporated by reference from the Company’s 2007 Annual Report.)
Item 9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure (This item is omitted since it is not applicable.)	15
Item 9A.	Controls and Procedures	15
Item 9B.	Other Information	17

Part III.

Part IV.

Item15.	Exhibits, Financial Statement Schedules	17
Signatures

Part I.

Item     1.     Business

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, including those discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

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

The Company is a member of the Commerce Bancorp, Inc. Network (the “Network”) and has the exclusive right to use the “Commerce Bank” name and the “America’s Most Convenient Bank” logo within its primary service area. The Network provides certain marketing and support services to the Bank. For additional information concerning Commerce Bancorp, Inc., refer to the discussion in Item 1A “Risk Factors” included in this annual report on Form 10-K.

As of December 31, 2007, the Company had approximately $2.0 billion in assets, $1.6 billion in deposits, $1.2 billion in total net loans (including loans held for sale), and $112 million in stockholders’ equity. The Bank is a member of the Federal Reserve System and substantially all of the Bank’s deposits are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.  The Company’s total revenues (net interest income plus noninterest income) were $82.3 million and the Company recorded $7.0 million in net income for the year ended December 31, 2007.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (800) 653-6104.

As of December 31, 2007, the Company had 922 employees, of which 701 were full-time employees. Management believes the Company’s relationship with its employees is good.

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

Service Area

The Bank offers its lending and depository services from its main office in Lemoyne, Pennsylvania, and its thirty-two other full-service stores located in Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, Pennsylvania.

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

The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. While the Company has not announced plans to open any new stores in 2008 it does intend to continue to open multiple stores over the next several years with a goal of 50 to 55 total stores by year-end 2012.  It has been the Company’s experience that most newly opened store offices incur operating losses during the first 16 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

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

In commercial transactions, the Bank’s legal lending limit to a single borrower (approximately $23.1 million as of December 31, 2007) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is lower than that of some of the Bank’s competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financing in excess of these limits.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions.  As of the end of 2007, all participations totaled approximately

$18.2 million.  Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

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

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended and to supervision and examination by the Federal Reserve Bank ("FRB"). Under the Bank Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2007, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 15 of Notes to Consolidated Financial Statements for December 31, 2007 included in Item 8 in this annual report on Form 10-K.

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

The Bank

As a nationally chartered commercial banking association, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (OCC) and is required to furnish quarterly reports to the OCC. The Bank is a member of the Federal Reserve System. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the payment of dividends to the Company, extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.  The approval of the OCC is required for the establishment of additional store offices.

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

On February 5, 2008, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the bank consented and agreed to the issuance of a Consent Order (“Order”) by the OCC.  Among other things, the Order requires the Bank to obtain prior approval for certain transactions between the Bank and current directors and executive officers and certain other parties; provide reports to the OCC on a quarterly basis regarding certain transactions between the

 Bank and current directors and executive officers and certain other parties; provide to the OCC for review a plan describing and evaluating whether the Bank should seek to terminate certain contracts with current directors, executive officers or certain other parties; and provide additional information regarding real estate related transactions with current directors, executive officers or certain other parties.  The Bank neither admitted nor denied wrongdoing in consenting to the Order and was released from any potential claims and charges that the OCC could have asserted against the Bank with respect to real estate related activity entered into, commenced, or engaged in between the Bank and directors, executive officers or certain other parties, and which had been disclosed by the Bank and known to the OCC at the date of the Order.  The foregoing description of the Order is qualified in its entirety by reference to the terms of the Order, which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

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

Item1A. Risk Factors

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

Subject to regulatory approvals, we are targeting to open 15-20 new stores over the next five years. The cost to construct and furnish a new store will be approximately $3.1 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

We are dependent on Commerce Bancorp, Inc. (“Bancorp”).

Pursuant to the Network Agreement between us, the Bank, and Bancorp, which was last amended in September 2004, we have the right to use the "Commerce Bank" name and the "America's Most Convenient Bank" logo, among others, within the territory prescribed by the Network Agreement (the Pennsylvania counties of Adams, Berks, Bradford, Carbon, Centre, Clinton, Columbia, Cumberland, Dauphin, Franklin, Fulton, Huntingdon, Juniata, Lackawanna, Lancaster, Lebanon, Luzerne, Lycoming, Mifflin, Monroe, Montour, Northumberland, Perry, Pike, Potter, Schuylkill, Snyder, Sullivan, Susquehanna, Tioga, Union, Wayne, Wyoming, and York). As of December 31, 2007, Bancorp owned approximately 10.6% of our common stock, 100% of our Series A preferred stock, warrants that entitle Commerce of New Jersey to purchase 287,332 shares (adjusted for common stock dividends) of our common stock only upon our "change of control" (as defined in "Description of Our Capital Stock - Warrants") and 100% of our Trust Capital Securities. Under the Network Agreement, Bancorp, through its subsidiary, Commerce Bank, N.A., a national bank located in Cherry Hill, New Jersey, provides various services to the Bank including: maintaining the computer wide area network; proof and encoding services; deposit and loan account statement rendering; data processing; and advertising support. The Bank may only use these services in the territory prescribed by the Network Agreement. This restriction limits our growth to these areas as long as we are a party to the Network Agreement.

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

On October 2, 2007, Bancorp and The Toronto-Dominion Bank (“TD”) entered into an Agreement and Plan of Merger pursuant to which TD will acquire Bancorp and Bancorp will become a wholly-owned subsidiary of TD. The merger is expected to be completed by April 2008. At this time, it is not possible to determine the impact this will have with respect to the services provided to us by Bancorp. Commerce Bank/Harrisburg management has a contingency plan which will be implemented if it becomes necessary to outsource the services currently provided to us by Bancorp to another third party provider. Also, to date, discussions have not occurred nor have decisions been made with respect to our ability to continue to operate under the Commerce name or logos in the future.

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

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our articles of incorporation provide that our board of directors may issue up to 960,000 shares of preferred stock without shareholder approval, subject to the rights of the outstanding preferred shares. In addition, "anti-takeover" provisions in our articles of incorporation and federal and state laws, including Pennsylvania law, may restrict a third party's ability to obtain control of the Company and may prevent shareholders from receiving a premium for their shares of our common stock.

Our common stock is not insured by any governmental agency and, therefore, investment in it involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC, or any other governmental agency, and is subject to investment risk, including possible loss.

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2007, the average daily trading volume for our common stock was approximately 7,000 shares.

The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities. Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities. As of December 31, 2007, there were 6,313,663 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of December 31, 2007, we had the authority to issue up to approximately 340,000 shares of our common stock under our stock option plans and 292,000 shares under our Dividend Reinvestment and Stock Purchase Plan. Additionally, we had outstanding warrants to purchase 287,332 shares of our common stock.

Our executive officers, directors and other five percent or greater shareholders own a significant percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2007, our executive officers and directors as a group owned and had the right to vote approximately 24.5% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 19.7% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Pennsylvania Commerce.

Item1B.       Unresolved Staff Comments

None.

Item 2.          Properties

As of December 31, 2007, the Company owned 18 properties and leased 24 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments.

The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Berks, Dauphin, Lebanon, Lancaster, and York.

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

Item 4.          Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PartII.

Item 5.          Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pennsylvania Commerce Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol COBH.  The table below sets forth the prices on the NASDAQ Global Select Market known to us for the period beginning January 1, 2006 through December 31, 2007.  As of December 31, 2007, there were approximately 2,500 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2007	$33.11	$27.46
September 30, 2007	31.65	22.35
June 30, 2007	29.28	25.20
March 31, 2007	29.26	26.09
December 31, 2006	$26.84	$24.77
September 30, 2006	31.68	25.58
June 30, 2006	32.00	26.54
March 31, 2006	33.50	30.01

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Footnote 14 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is incorporated by reference to the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s Common Stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2002 to December 31, 2007. This graph is included in the Company’s 2007 Annual Report to Shareholders after Table 12 in Management’s Discussion and Analysis.

Item 6. Selected Financial Data

Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2007	2006	2005	2004	2003

Balance Sheet Data:
Total assets		$1,979,011	$1,866,483	$1,641,121	$1,277,367	$1,051,989
Loans held for sale		14,143	15,346	10,585	14,287	9,164
Loans receivable (net)		1,146,629	973,033	815,439	638,496	469,937
Securities available for sale		387,166	392,058	380,836	314,065	275,400
Securities held to maturity		257,467	319,628	306,266	209,917	199,863
Federal funds sold		0	0	0	12,000	0
Deposits		1,560,896	1,616,777	1,371,062	1,160,547	906,527
Short-term borrowings and long-term debt		296,735	142,200	171,500	13,600	79,000
Trust capital securities		0	0	0	0	13,000
Stockholders' equity		112,335	101,108	91,643	85,039	49,724

Income Statement Data:
Net interest income		$59,492	$52,791	$50,905	$46,585	$33,890
Provision for loan losses		1,762	1,634	1,560	2,646	1,695
Noninterest income		22,823	18,752	14,156	11,296	9,990
Noninterest operating expenses		70,807	59,294	50,403	42,466	32,510
Income before income taxes		9,746	10,615	13,098	12,769	9,675
Net income		7,001	7,254	8,817	8,591	6,557

Common Share Data:
Net income per share:	Basic	$1.11	$1.18	$1.47	$1.75	$1.44
	Diluted	1.07	1.12	1.38	1.63	1.34
Book Value per share		17.63	16.27	15.07	14.31	10.62

Selected Ratios:
Performance:
Return on average assets		0.36%	0.41%	0.61%	0.73%	0.74%
Return on average stockholders' equity		6.59	7.58	9.91	14.78	14.27
Net interest margin		3.30	3.18	3.77	4.28	4.20

Liquidity and Capital:
Average loans to average deposits		69.90%	62.52%	58.87%	57.20%	52.23%
Average stockholders' equity to average total assets		5.52	5.40	6.12	4.96	5.22
Risk based capital:	Tier 1	10.03	10.00	9.79	11.57	9.57
	Total	10.78	10.72	10.61	12.49	10.49
Leverage ratio		7.26	7.31	6.69	7.79	6.19

Asset Quality:
Net charge-offs to average loans outstanding		0.07%	0.13%	0.02%	0.14%	0.20%
Non-performing loans to total year-end loans		0.25	0.34	0.31	0.13	0.25
Non-performing assets to total year-end assets		0.17	0.19	0.16	0.11	0.13
Allowance for loan losses to total year-end loans		0.93	0.99	1.12	1.21	1.26
Allowance for loan losses to non-performing loans		366	287	364	916	513

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference to theCompany’s 2007 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2007 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.          Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2007 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.          Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.  Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2007 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

We, as management of Pennsylvania Commerce Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control – Integrated Framework.

      /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

      /s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 7, 2008

Item  9B.  Other Information

None.

PartIII.

Item 10.        Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008.  In addition to a Code of Business Conduct and Ethics applicable to all employees and the Board of Directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.commercepc.com.

Item11.         Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008.

Item 14.        Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2008.

PartIV.

Item  15.       Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3)List of Exhibits:

3.1.
Amended and Restated Articles of Incorporation of Pennsylvania Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2007)

3.2.	Amended and Restated Bylaws of Pennsylvania Commerce Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2007)

4.
Registration Rights Agreement dated as of September 29, 2004 between the Company and Commerce Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2004)

10.1.	The Company’s 1990 Directors Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 1, 1999) *

10.2.	The Company’s 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2004) *

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

10.9.	The Company’s 2006 Employee Stock Option Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (Form DEF 14-A), filed with the SEC on April 22, 2005)*

    10.10          Agreement by and between Commerce Bank/Harrisburg National Association, Harrisburg, Pennsylvania and the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2007).

    10.11          Employment agreement Mark A. Ritter (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 12,
                        2007)*

    10.12          Consent Order dated February 5, 2008 issued by the Comptroller of the Currency in the matter of Commerce Bank/Harrisburg, National Association, Harrisburg, Pennsylvania (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2008).

    10.13          Stipulation and Consent to the Issuance of a Consent Order dated February 5, 2008 between the Comptroller of the Currency and Commerce Bank/Harrisburg, National Association, Harrisburg, Pennsylvania (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2008).

    11.               Calculation of EPS

(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2007 Annual Report to Shareholders and is incorporated by reference herein.)

13.              Pennsylvania Commerce Bancorp, Inc. 2007 Annual Report to Shareholders

21.             Subsidiaries of the Company

23.             Consent of Beard Miller Company LLP.

31.1.          Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)

31.2.          Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)

32.             Section 1350 Certification by CEO and CFO

99.             Agreement to Furnish Debt Instruments

(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statement Schedules – None required.

* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennsylvania Commerce Bancorp, Inc. (Registrant)

Date: March 17, 2008	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: March 17, 2008	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 17, 2008
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
Mark A. Zody

/s/ James R. Adair	Director	March 17, 2008
James R. Adair

/s/ John J. Cardello	Director	March 17, 2008
John J. Cardello

/s/ Jay W. Cleveland, Jr.	Director	March 17, 2008
Jay W. Cleveland, Jr.

/s/ Douglas S. Gelder	Director	March 17, 2008
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 17, 2008
Alan R. Hassman

/s/ Howell C. Mette	Director	March 17, 2008
Howell C. Mette

/s/ Michael A. Serluco	Director	March 17, 2008
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 17, 2008
Samir J. Srouji, M.D.