Form 10-Q
period 2008-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2008-05-12
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

800-653-6104
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

Yes	[X]	No	[ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,340,924 Common shares outstanding at 4/30/08

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                                               Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(dollars in thousands, except share and per share amounts)	March 31, 2008	December 31, 2007
Assets	Cash and due from banks	$55,616	$50,955
	Federal funds sold	0	0
	Cash and cash equivalents	55,616	50,955
	Securities, available for sale at fair value	365,949	387,166
	Securities, held to maturity at cost
	(fair value 2008: $189,563; 2007: $256,248)	189,655	257,467
	Loans, held for sale	19,157	14,143
	Loans receivable, net of allowance for loan losses
	(allowance 2008: $11,627; 2007: $10,742)	1,203,231	1,146,629
	Restricted investments in bank stocks	17,464	18,234
	Premises and equipment, net	88,339	89,307
	Other assets	18,432	15,110
	Total assets	$1,957,843	$1,979,011
Liabilities	Deposits:
	Noninterest-bearing	$295,340	$271,894
	Interest-bearing	1,284,759	1,289,002
	Total deposits	1,580,099	1,560,896
	Short-term borrowings and repurchase agreements	177,400	217,335
	Long-term debt	79,400	79,400
	Other liabilities	10,608	9,045
	Total liabilities	1,847,507	1,866,676
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 10,000,000 shares authorized; issued and outstanding – 2008: 6,332,335; 2007: 6,313,663	6,332	6,314
	Surplus	71,185	70,610
	Retained earnings	42,048	38,862
	Accumulated other comprehensive loss	(9,629)	(3,851)
	Total stockholders’ equity	110,336	112,335
	Total liabilities and stockholders’ equity	$1,957,843	$1,979,011

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three Months Ending
	(in thousands,	March 31,
	except per share amounts)	2008	2007
Interest	Loans receivable, including fees:
Income	Taxable	$19,574	$17,989
	Tax-exempt	640	403
	Securities:
	Taxable	7,927	9,379
	Tax-exempt	16	16
	Total interest income	28,157	27,787
Interest	Deposits	6,447	11,679
Expense	Short-term borrowings	1,911	2,219
	Long-term debt	1,216	661
	Total interest expense	9,574	14,559
	Net interest income	18,583	13,228
	Provision for loan losses	975	480
	Net interest income after provision for loan losses	17,608	12,748
Noninterest	Service charges and other fees	5,676	4,502
Income	Other operating income	141	171
	Gains on sales of loans	176	326
	Gains on calls of securities	0	171
	Total noninterest income	5,993	5,170
Noninterest	Salaries and employee benefits	8,881	8,398
Expenses	Occupancy	2,074	1,835
	Furniture and equipment	1,052	955
	Advertising and marketing	837	786
	Data processing	1,705	1,475
	Postage and supplies	532	539
	Regulatory assessments and related fees	1,138	187
	Telephone	596	564
	Other	2,086	1,751
	Total noninterest expenses	18,901	16,490
	Income before income taxes	4,700	1,428
	Provision for federal income taxes	1,494	316
	Net income	$3,206	$1,112
	Net Income per Common Share:
	Basic	$0.50	$0.18
	Diluted	0.49	0.17
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,327	6,167
	Diluted	6,495	6,408

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2007	$400	$6,149	$67,072	$31,941	$(4,454)	$101,108
Comprehensive income:
Net income	-	-	-	1,112	-	1,112
Change in unrealized gains on securities, net of tax	-	-	-	-	1,631	1,631
Total comprehensive income						2,743
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 37,476 shares issued under stock option plans, including tax benefit of $0	-	37	551	-	-	588
Common stock of 60 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 14,086 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	14	373	-	-	387
Common stock share-based awards	-	-	132	-	-	132
Balance, March 31, 2007	$400	$6,200	$68,130	$33,033	$(2,823)	$104,940

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2008	$400	$6,314	$70,610	$38,862	$(3,851)	$112,335
Comprehensive income (loss):
Net income	-	-	-	3,206	-	3,206
Change in unrealized losses on securities, net of tax	-	-	-	-	(5,778)	(5,778)
Total comprehensive loss						(2,572)
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 12,273 shares issued under stock option plans, including tax benefit of $62	-	12	195	-	-	207
Common stock of 30 shares issued under employee stock purchase plan	-	-	1	-	-	1
Proceeds from issuance of 6,369 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	6	148	-	-	154
Common stock share-based awards	-	-	231	-	-	231
Balance, March 31, 2008	$400	$6,332	$71,185	$42,048	$(9,629)	$110,336

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Three Months Ending March 31,
	(in thousands)	2008	2007
Operating Activities	Net income	$3,206	$1,112
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	975	480
	Provision for depreciation and amortization	1,269	1,152
	Deferred income taxes	(326)	(196)
	Amortization of securities premiums and accretion of discounts, net	144	163
	Net gains on calls of securities	0	(171)
	Proceeds from sales of loans originated for sale	13,883	20,620
	Loans originated for sale	(18,721)	(14,881)
	Gains on sales of loans originated for sale	(176)	(326)
	Stock-based compensation	231	132
	Amortization of deferred loan origination fees and costs	438	453
	Decrease in other assets	207	2,828
	Increase in other liabilities	1,563	1,473
	Net cash provided by operating activities	2,693	12,839
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments and maturities	67,772	51,242
	Purchases	0	(35,005)
	Securities available for sale:
	Proceeds from principal repayments and maturities	12,133	16,246
	Net increase in loans receivable	(58,015)	(74,345)
	Net (purchase) redemption of restricted investments in bank stock	770	(2,198)
	Proceeds from sale of premises and equipment	0	62
	Purchases of premises and equipment	(301)	(3,176)
	Net cash provided by (used in) investing activities	22,359	(47,174)

Financing Activities	Net decrease in demand, interest checking, money market, and savings deposits	(37,744)	(45,011)
	Net increase (decrease) in time deposits	56,947	(11,405)
	Net increase (decrease) in short-term borrowings	(39,935)	83,200
	Proceeds from common stock options exercised	145	588
	Proceeds from dividend reinvestment and common stock purchase plan	154	387
	Tax benefit on exercise of stock options	62	0
	Cash dividends on preferred stock	(20)	(20)
	Net cash (used in) provided by financing activities	(20,391)	27,739
	Increase (decrease) in cash and cash equivalents	4,661	(6,596)
	Cash and cash equivalents at beginning of year	50,955	52,500
	Cash and cash equivalents at end of period	$55,616	$45,904

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1.                      CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on the Company’s accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on the Company’s net income.

Note 2.                      STOCK-BASED COMPENSATION

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for 2008 and 2007, respectively: risk-free interest rates of 3.3% and 4.7%; volatility factors of the expected market price of the Company's common stock of .29 and .19; weighted average expected lives of the options of 8.3 years and 8.2 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for 2008 and 2007 was $10.68 per option and $10.21 per option, respectively. In the first quarter of 2008, the Company granted 169,775 options to purchase shares of the Company’s stock at an exercise price of $27.00 per share.

The Company recorded compensation expense of approximately $231,000 and $132,000 during the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 3.                      NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for our Company January 1, 2008. The implementation of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and

Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for our Company January 1, 2008. The Company elected not to adopt the provisions of SFAS No. 159.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 was effective for our Company beginning January 1, 2008. The adoption of EITF Issue No. 06-11 did not have a significant impact on our consolidated financial statements.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on the Company’s financial statements.

Note 4.                      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At March 31, 2008, the Company had $435 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

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

Note 5.                      OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income component that the Company presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are presented in the following table. The reclassification adjustments included in comprehensive income are also presented.

	Three Months Ending March 31,
(in thousands)	2008	2007
Unrealized holding gains (losses) arising during the period	$(8,889)	$2,471
Less reclassification adjustment for losses on securities available for sale included in net income	0	0
Net unrealized gains (losses)	(8,889)	2,471
Income tax effect	3,111	(840)
Net of tax amount	$(5,778)	$1,631

Note 6.                      GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $39.6 million of standby letters of credit at March 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at March 31, 2008 for guarantees under standby letters of credit issued.

Note 7.                      REGULATORY MATTERS

On February 5, 2008, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Commerce Bank/Harrisburg, N.A., (the “Bank”), a wholly owned subsidiary of Pennsylvania Commerce Bancorp, Inc., consented and agreed to the issuance of a Consent Order (“Order”) by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary regulator.  Among other things, the Order requires the Bank to obtain prior approval for certain transactions between the Bank and current directors and executive officers and certain other parties; provide reports to the OCC on a quarterly basis regarding certain transactions between the Bank and current directors and executive officers and certain other parties; provide to the OCC for review a plan describing and evaluating whether the Bank should seek to terminate certain contracts with current directors, executive officers or certain other parties; and provide additional information regarding real estate related transactions with current directors, executive officers or certain other parties.  The Bank neither admitted nor denied wrongdoing in consenting to the Order and was released from any potential claims and charges that the OCC could have asserted against the Bank with respect to real estate related activity entered into, commenced, or engaged in between the Bank and directors, executive officers or certain other parties, and which had been disclosed by the Bank and known to the OCC at the date of the Order.

Note 8.                      FAIR VALUE DISCLOSURE

With the adoption of FASB Statement No. 157 (“SFAS  No. 157”), the Company is required to disclose the fair value of an asset which represents the exit price of which the Company would receive if it were to sell the asset in an orderly transaction between market participants.  Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the higher priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value at March 31, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$365,949	$-	$365,949	$-
Foreclosed assets	588	-	-	588
Impaired loans	916	-	-	916
Total	$367,453	$-	$365,949	$1,504

Securities available for sale – fair values for securities available for sale were based upon a market approach. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained through third party data service providers who use matrix pricing on similar securities.

Loans accounted for under SFAS No. 114 – loans included in the above table were those that were accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less its valuation allowance as determined under SFAS 114.

Foreclosed assets – fair value of real estate owned through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity.

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

(dollars in thousands)	Foreclosed Assets	Impaired Loans
Beginning balance December 31, 2007	$489	$1,006
Net unrealized gain (loss)	(110)	-
Transfers in	209	356
Transfers out	-	(446)
Ending balance March 31, 2008	$588	$916

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others discussed in this Form 10-Q and in the Company’s Form 10-K, could cause the Company’s financial performance to differ materially from that expressed or implied in such forward-looking statements:

•	the Company’s dependence on TD Commerce Bancorp, Inc. (and Commerce Bank, N.A.) to provide various services to the Company and the costs associated with securing alternate providers of such services;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation;

•	the impact of the extraordinary economic and market dislocations on the fair value market prices of investment securities;

•	interest rate, market and monetary fluctuations;

•	the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services, and vice versa;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	changes in the Company’s allowance for loan losses;

•	the effect of terrorists attacks and threats of actual war;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company cautions that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance, or achievements to differ materially from the future results, performance, or achievements the Company has anticipated in such forward-looking statements. You should note that many factors, some of which are discussed in this Form 10-Q, could affect the Company’s future financial results and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements contained or incorporated by reference in this document. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company. For information on subsequent events, refer to the Company’s filings with the SEC.

EXECUTIVE SUMMARY

Total revenues for the three months ended March 31, 2008 were $24.6 million, up $6.2 million, or 34%, over the same period in 2007. Net income for the first quarter was $3.2 million, a 188% increase over the first quarter in 2007 and diluted net income per share for the quarter totaled $0.49, a 188% increase over the $0.17 per share recorded during the first quarter of 2007.

The increases in net income and related net income per share were due to a higher level of net interest income and noninterest income offset by higher levels of provision for loan loss, noninterest expenses and income taxes. The increase in net interest income was a result of continued strong loan growth combined with significant improvement in the Company’s net interest margin. Net income results for the first three months of 2008 included the expense impact of our three new stores opened during the third quarter of 2007.

For the first quarter of 2008, our total net loans (including loans held for sale) increased by $61.6 million, from $1.16 billion at December 31, 2007 to $1.22 billion at March 31, 2008. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, was 78% at March 31, 2008 compared to 75% at December 31, 2007.

Total deposits increased $19.2 million, from $1.56 billion at December 31, 2007 to $1.58 billion at March 31, 2008. During the first three months of 2008, our total commercial and retail deposits increased by $72.3 million while total public deposits decreased $53.1 million during the same period.  The Company’s public deposit behavior is very seasonal and typically we see these deposit balances decrease in the first two quarters and increase dramatically in the third and fourth quarters of each calendar year.

Total borrowings decreased by $39.9 million from $296.7 million at December 31, 2007 to $256.8 million at March 31, 2008, primarily as a result of a reduction in short-term borrowings funded by the growth in total deposits and a reduction in the level of total investment securities, net of funds used for loan growth. Of the total borrowings at March 31, 2008, $177.4 million were short-term and $79.4 million were considered long-term.

During the first quarter of 2008, the Company continued to benefit from an improved net interest margin as a result of further steepening of the United States Treasury yield curve. The return to a more “normal” shaped yield curve was fostered by three decreases in the overnight federal funds interest rate during the quarter totaling 200 basis points (“bps”).

The decreases in the federal funds rate have led to a lower level of interest rates associated with our overnight short-term borrowings as well as a lower yield on the 91-day Treasury bill to which approximately 38% of our deposits are priced. As a result, the Company continued to experience a lower cost of deposits and lower cost of borrowings, thereby improving our net interest margin. In 2008, we expect some level of continued growth in our overall level of net interest income as a result of an anticipated lower level of interest expense associated with a decrease in our overall total cost of funding sources. The Company’s net interest margin for the first quarter improved 47 bps over the previous quarter and 103 bps over the same quarter one year ago to 4.07%.

The financial highlights for 2008 compared to 2007 are summarized below.

(dollars in millions, except per share amounts)	March 31, 2008	March 31, 2007	% Increase

Total assets	$1,957.8	$1,898.6	3%
Total loans (net)	1,203.2	1,046.4	15
Total deposits	1,580.1	1,560.4	1

Total revenues	$24.6	$18.4	34%
Net income	3.2	1.1	188

Diluted net income per share	$0.49	$0.17	188%

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	changes in the nature and volume of the portfolio and in the terms of loans;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	changes in the quality of the institution’s loan review system;

•	changes in the experience, ability and depth of lending management and other relevant staff;

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•
changes in international, national, regional and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other more judgmental factors.

Stock-Based Compensation.  This critical Accounting policy is more fully described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on From 10-K for the year ended December 31, 2007.

Other Than Temporary Impairment on investment securities.  We perform periodic reviews of the fair value of the securities in the Company’s investment portfolio and evaluate individual securities for declines in fair value that may be other than temporary. If declines are deemed other than temporary, an impairment loss is recognized against earnings and the security is written down to its current fair value.

In estimating other-than-temporary impairment losses, management considers (1) Adverse change in the general market condition of the industry which the investment is related, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

RESULTS OF OPERATIONS
Average Balances and Average Interest Rates

Interest-earning assets averaged $1.81 billion for the first quarter of 2008, compared to $1.73 billion for the same period in 2007. For the quarter ended March 31, total loans receivable including loans held for sale, averaged $1.20 billion in 2008 and $1.02 billion in 2007, respectively. For the same two quarters, total securities averaged $617.9 million and $706.3 million, respectively.

The growth in interest-earning assets was funded by an increase in the average balance of net noninterest-bearing deposits, which increased from $234.5 million for the first quarter of 2007 to $257.7 million for the first quarter of 2008 as well as an increase in the level of average short-term borrowings from $165.3 million in the first quarter of 2007 to $230.7 million in the first quarter of 2008. Long-term debt, which includes $50.0 million in Federal Home Loan Bank (“FHLB”) advances known as convertible select borrowings and junior subordinated debt averaged $79.4 million in the first quarter of 2008 compared to $29.4 million in the first quarter of 2007. Total interest-bearing deposits averaged $1.24 billion for the first quarter of 2008, compared to $1.30 billion for the first quarter of 2007.

The fully-taxable equivalent yield on interest-earning assets for the first quarter of 2008 was 6.26%, a decrease of 23 basis points (“bps”) from the comparable period in 2007. This decrease resulted from lower yields on our floating rate loans and securities during the first quarter of 2008 as compared to the same period in 2007 which are tied to a floating rate index. Approximately 13% of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month LIBOR interest rate. Our floating rate loans represent approximately 35% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which decreased 100 bps during the second half of 2007 and subsequently decreased another 200 bps during the first quarter of 2008, following similar decreases in the overnight federal funds rate by the Federal Open Market Committee. Going forward, we expect these three decreases in the prime lending rate will somewhat decrease our interest income received from our floating rate loan portfolio.

The average rate paid on total interest-bearing liabilities for the first quarter of 2008 was 2.46%, compared to 3.94% for the first quarter of 2007. Our deposit cost of funds decreased from 2.74% in the first quarter of 2007 to 1.43% for the first quarter of 2008. The aggregate average cost of all funding sources for the Company was 2.11% for the first quarter of 2008, compared to 3.41% for the same quarter of the prior year. The average cost of short-term borrowings decreased from 5.37% in the first quarter of 2007 to 3.28% in the first quarter of 2008. The reason for the decrease in the Company’s deposit cost of funds and borrowing cost of funds is primarily related to the decrease in the average interest yield tied to the United States 91-day Treasury bill. The average interest rate of the 91-day Treasury bill decreased from 4.90% in the first quarter of 2007 to 1.36% in the first quarter of 2008 thereby significantly reducing the average interest rate paid on our indexed deposits. At March 31, 2008, approximately $606 million, or 38%, of our total deposits are those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, which are indexed to the 91-day Treasury bill.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income and interest expense. Interest income is generated from interest earned on loans, investment securities and other interest-earning assets. Interest expense is paid on deposits and borrowed funds. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, related yields and associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

•	the volume, pricing mix and maturity of earning assets and interest-bearing liabilities;
•	market interest rate fluctuations; and
•	asset quality.

Net interest income for the first quarter of 2008 increased by $5.4 million, or 40%, over the same period in 2007. The majority of this increase was related to a 17% increase in the balance of average loans receivable. This increase was a result of continued strong loan growth combined with significant improvement in the Company’s net interest margin. The improvement in net interest margin is the result of a marked reduction in the Company’s deposit and total cost of funds. Interest income on interest-earning assets totaled $28.2 million for the first quarter of 2008, an increase of $370,000, or 1%, over 2007. Interest income on loans receivable increased by $1.8 million, or 10%, over the first quarter of 2007.  The growth was the result of a $2.8 million increase in loan interest income due to a higher level of loans receivable outstanding partially offset by a $1.1 million decrease due to lower interest rates associated with our floating rate loans and new fixed rate loans generated over the previous twelve months. The lower rates are a direct result of the decreases in the New York prime lending rate following similar decreases in the federal funds rate.  Interest income on the investment securities portfolio decreased by $1.5 million, or 16%, for the first quarter of 2008 as compared to the same period last year. This was primarily a result of a decrease in the average balance of investment securities of $88.4 million, or 13%, from the first quarter one year ago. Due to the yield curve environment that was present throughout the majority of the past six months, the cash flows from principal repayments on the investment securities portfolio were used to fund the continued strong loan growth and were not redeployed back into the securities portfolio. Interest expense for the first quarter decreased $5.0 million, or 34%, from $14.6 million in 2007 to $9.6 million in 2008. Interest expense on deposits decreased by $5.2 million, or 45%, from the first quarter of 2007 while interest expense on short-term borrowings decreased by $308,000, or 14%, for the same period. Interest expense on long-term debt totaled $1.2 million for the first quarter of 2008 compared to $661,000 for the same period in 2007. This was the direct result of adding two convertible select borrowing products during the third quarter of 2007. See the Long-Term Debt section later in this Form 10-Q for further discussion on the convertible select borrowings. See Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of our Trust Capital securities.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.80% during the first quarter of 2008 compared to 2.55% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 107 bps, from 3.08% for the first quarter of 2007 to 4.15% for the first quarter of 2008, as a result of the decreased cost of funding sources as previously discussed.

Provision for Loan Losses

We recorded provisions of $975,000 to the allowance for loan losses for the first quarter of 2008 as compared to $480,000 for the first quarter of 2007. Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. Net loan charge-offs for the first quarter of 2008 were $90,000, or 0.01%, of average loans outstanding, compared to net charge-offs of $173,000, or 0.02%, for the same period in 2007. The allowance for loan losses as a percentage of period-end loans was 0.96% at March 31, 2008, as compared to 0.93% at December 31, 2007, and 0.95% at March 31, 2007.

From December 31, 2007 to March 31, 2008, total non-performing loans increased from $2.9 million to $3.8 million. Non-performing assets as a percentage of total assets increased slightly from 0.17% at December 31, 2007 to 0.22% at March 31, 2008. See the section in this Management’s Discussion and Analysis on the allowance for loan losses for further discussion regarding our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the first quarter of 2008 increased by $823,000, or 16%, over the same period in 2007. Deposit service charges and fees increased by 26%, from $4.5 million for the first quarter of 2007 to $5.7 million in the first quarter of 2008. The increase is mainly attributable to additional income associated with servicing a higher volume of deposit and loan accounts. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $492,000 in the first quarter of 2008 compared to the same period in 2007. Noninterest income for the first quarter of 2008 included $176,000 of gains on the sale of residential loans compared to $193,000 gains on the sale of residential loans during the first quarter 2007. Included in noninterest income for the first quarter of 2007 were gains on the sale of student loans of $128,000 and gains on the call of investment securities of $171,000.

Noninterest Expenses

For the first quarter of 2008, noninterest expenses increased by $2.4 million, or 15%, over the same period in 2007. The increase in noninterest expenses for the quarter was widespread across several categories, reflecting the Company’s continued growth. This increase includes the impact of the new stores we opened in mid-July, mid-August and mid-September of 2007. Included in regulatory assessment and related fees expenses for 2008 were costs incurred to address the matters identified by the Office of the Comptroller of the Currency (“OCC”) in the formal written agreement which the Bank entered into with the OCC on January 29, 2007 as well as costs incurred during the first quarter of 2008 with respect to the Consent Order entered into with the OCC on February 5, 2008.  Going forward, and based upon our current knowledge, management does not expect expenses related to these two regulatory orders to be as high as the first quarter of 2008.  Also, regulatory assessment and related fees expenses for the first quarter of 2008 include a significant impact for premiums related to Federal Deposit Insurance Corporation, (“FDIC”) deposit insurance coverage which was offset the first quarter of 2007 by a one time credit. Beginning January 1, 2007, the FDIC began charging insured Banks for such coverage for the first time since 1997. Banks which were in operation and paying deposit insurance premiums during 1997 and prior received a one time credit in 2007 based upon premiums paid during those previous years. Commerce utilized 100% of this credit during the first quarter of 2007 to partially reduce its expense costs and therefore incurred a full quarter’s worth of FDIC premiums during the remaining three quarters of 2007, the first quarter of 2008 and will continue to do so going forward as well. Also, staffing levels, data processing costs and related expenses increased as a result of servicing more deposit and loan customers and processing a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2008 and March 31, 2007 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $483,000, or 6%, for the first quarter of 2008 over the first quarter of 2007. The increased level of these expenses reflects the impact associated with the additional staff for the new stores opened in mid-July 2007, mid-August 2007 and mid-September 2007.

Occupancy expenses totaled $2.1 million for the first quarter of 2008, an increase of $239,000, or 13%, over the first quarter of 2007, while furniture and equipment expenses increased 10%, or $97,000, over the first quarter of 2007. The three stores opened in the past nine months contributed to the increases in occupancy, furniture, and equipment expenses.

Advertising and marketing expenses totaled $837,000 for the three months ending March 31, 2008, an increase of $51,000, or 7%, over the same period in 2007.

Data processing expenses increased by $230,000, or 16%, in the first quarter of 2008 over the three months ended March 31, 2007. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for three additional stores and enhancements to existing systems.

Postage and supplies expenses of $532,000 remained constant with only a minimal decrease of $7,000, or 1%, below the first quarter of 2007.

Regulatory assessments and related fees of $1.1 million were $951,000 higher for the first quarter of 2008 than for the first quarter of 2007. This increase is primarily due to the reinstatement of FDIC charges and regulatory expenses and related fees as previously discussed. The Company anticipates the regulatory assessments and related fees will remain level in future periods in 2008.

Telephone expenses of $596,000 were $32,000 higher, or 6%, for the first quarter of 2008 compared to the first quarter of 2007.

Other noninterest expenses increased by $335,000, or 19%, for the three-month period ended March 31, 2008, compared to the same period in 2007. Components of the increase included expenses related to legal expenses, bank shares tax, coin shipment expenses due to our popular and convenient Penny Arcade machines located in all of our stores and other miscellaneous expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the first quarter of 2008, this ratio equaled 2.7% compared to 2.5% for the first quarter of 2007.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending March 31, 2008, the operating efficiency ratio was 76.9%, compared to 89.6% for the similar period in 2007. The improvement in the operating efficiency ratio is primarily due to the significant increase in our net interest income as a result of the improvement in our net interest margin. Our operating efficiency ratio remains above our peer group primarily due to our strong growth and aggressive expansion activities and our strong customer service focused model.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.5 million for the first quarter of 2008, compared to $316,000 for the same period in 2007. The effective tax rate for the first quarter of 2008 was 31.8% as compared to 22.1% for the first three months of 2007. This increase in effective tax rate and the corresponding provision during 2008 was primarily due to higher pre-tax income and a lower proportion of tax exempt interest income on investments and loans to total pretax income.

Net Income and Net Income Per Share

Net income for the first quarter of 2008 was $3.2 million, an increase of $2.1 million, or 188%, from the $1.1 million recorded in the first quarter of 2007. The increase was due to a $5.4 million increase in net interest income, and an $823,000 increase in noninterest income, offset by a $495,000 increase in the provision for loan losses, a $2.4 million increase in noninterest expenses and a $1.2 million increase in the provision for income taxes.

Basic earnings per common share were $0.50 for the first quarter of 2008, compared to $0.18 for the first quarter of 2007. Diluted earnings per common share increased 188%, to $0.49, for the first quarter of 2008, compared to $0.17 for the first quarter of 2007.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2008 was 0.66%, compared to 0.24% for the first quarter of 2007. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing net income by average stockholders' equity. The annualized ROE was 11.39% for the first quarter of 2008, compared to 4.39% for the first quarter of 2007. Both ROA and ROE for the first quarter of 2008 were impacted by the improved interest rate environment and the resulting impact on our net interest income.

FINANCIAL CONDITION

Securities

During the first three months of 2008, the total investment securities portfolio decreased by $89.0 million from $644.6 million to $555.6 million. There were no purchases of new securities during the first three months of 2008 as compared to $35.0 million during the first three months of 2007. Due to the yield curve environment that was present throughout the majority of the past twelve months, the cash flows from principal repayments on the investment securities portfolio were used to fund the continued strong loan growth and to reduce the level of average short-term borrowings rather than redeploy these cash flows back into investment securities at a minimal net interest spread.

During the first three months of 2008, securities available for sale decreased by $21.2 million, from $387.2 million at December 31, 2007 to $365.9 million at March 31, 2008 as a result of principal repayments of $12.1 million and a $9.0 million increase in unrealized losses. The securities available for sale portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. The duration of the securities available for sale portfolio was 3.9 years at March 31, 2008 compared to 4.0 years at December 31, 2007. The current weighted average yield was 4.88% at March 31, 2008 compared to 5.28% at December 31, 2007.

During the first three months of 2008, securities held to maturity decreased by $67.8 million from $275.5 million to $189.7 million as a result of principal repayments, maturities and calls of $67.8 million. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.4 years at March 31, 2008 and 3.7 years at December 31, 2007. The current weighted average yield was 5.36% at March 31, 2008 and 5.32% at December 31, 2007, respectively.

Total securities aggregated $556 million, or 28%, of total assets at March 31, 2008 as compared to $645 million, or 33%, of total assets at December 31, 2007.

The average fully-taxable equivalent yield on the combined securities portfolio for the first three months of 2008 was 5.15% as compared to 5.32% for the similar period of 2007.

We perform periodic reviews of the securities in the Company’s investment portfolio for declines in fair value that may be other than temporary. Fair value at March 31, 2008 was determined based upon external quotes obtained from reputable third-party broker/dealers. When position-specific quotes were not utilized, fair value was based on quotes of comparable bonds. The market for certain securities held in the Company’s available for sale portfolio was extremely volatile during the first quarter of 2008 due to extraordinary economic and market dislocations. As a result of this volatility, the market prices for many types of securities at March 31, 2008 were much lower than at December 31, 2007 due to the distressed market conditions. Management has reviewed such securities for continued and constant receipt of scheduled principal and interest payments as well as credit-rating adjustments. Based upon this review, management does not believe any individual unrealized loss as of March 31, 2008 represents other-than-temporary impairment. The unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio. In addition, at March 31, 2008, management had the positive intent and ability to hold these securities to recovery or maturity.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year, however, for 2008, the Bank plans to sell its student loan portfolio during the second or third quarter under what is expected to be more favorable market conditions. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2007 and March 31, 2008, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $19.2 million at March 31, 2008 and $14.1 million at December 31, 2007. At December 31, 2007, loans held for sale were comprised of $11.4 million of student loans and $2.7 million of residential mortgages as compared to $17.6 million of student loans and $1.6 million of residential loans at March 31, 2008. The change was the result of sales of $13.7 million of residential loans, offset by originations of $18.7 million in new loans held for sale. Loans held for sale, as a percent of total assets, represented approximately 1.0% at March 31, 2008 and 0.7% at December 31, 2007.

Loans Receivable

During the first three months of 2008, total gross loans receivable increased by $57.5 million, from $1.16 billion at December 31, 2007, to $1.21 billion at March 31, 2008. The growth was widespread across most loan categories. Gross loans receivable represented 77% of total deposits and 62% of total assets at March 31, 2008, as compared to 74% and 58%, respectively, at December 31, 2007.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 3/31/2008	% of Total	As of 3/31/2007	% of Total	$ Increase	% Increase
Commercial	$377,149	31%	$322,957	31%	$54,192	17%
Owner-Occupied	174,477	14	124,120	12	50,357	41
Total Commercial	551,626	45	447,077	43	104,549	23
Consumer / Residential	309,873	26	286,746	27	23,127	8
Commercial Real Estate	353,359	29	322,614	30	30,745	10
Gross Loans	1,214,858	100%	1,056,437	100%	$158,421	15%
Less: Allowance for loan losses	(11,627)		(9,992)
Net Loans	$1,203,231		$1,046,445

Loan and Asset Quality and Allowance for Loan Losses

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at March 31, 2008, were $4.3 million, or 0.22%, of total assets as compared to $3.4 million, or 0.17%, of total assets at December 31, 2007. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $3.7 million at March 31, 2008 compared to $2.9 million at December 31, 2007. Foreclosed real estate totaled $588,000 at March 31, 2008 and $489,000 at December 31, 2007. At March 31, 2008, ten loans were in the nonaccrual commercial category ranging from $11,000 to $584,000 and thirteen loans were in the nonaccrual commercial real estate category ranging from $25,000 to $644,000. At December 31, 2007, nine loans were in the nonaccrual commercial category ranging from $11,000 to $140,000 and one loan was in the nonaccrual commercial real estate category for $177,000. Overall, asset quality, as measured in terms of nonperforming assets to total assets, coverage ratios and nonperforming assets to stockholders’ equity, remains strong.

Impaired loans requiring a specific allocation totaled $916,000 at March 31, 2008. This was a decrease of $90,000 compared to impaired loans requiring a specific allocation at December 31, 2007. From December 31, 2007, there were three loans added totaling $356,000 to the loans requiring a specific allocation and four loans totaling $446,000 that no longer required a specific allocation at March 31, 2008.

The table below presents information regarding nonperforming loans and assets at March 31, 2008 and 2007 and at December 31, 2007.

	Nonperforming Loans and Assets
(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual loans:
Commercial	$1,158	$534	$945
Consumer	120	57	19
Mortgage:
Construction	284	385	394
Real Estate	2,183	1,959	2,207
Total nonaccrual loans	3,745	2,935	3,565
Loans past due 90 days or more and still accruing	15	0	0
Renegotiated loans	0	0	0
Total nonperforming loans	3,760	2,935	3,565
Foreclosed real estate	588	489	300
Total nonperforming assets	$4,348	$3,424	$3,865
Nonperforming loans to total loans	0.31%	0.25%	0.34%
Nonperforming assets to total assets	0.22%	0.17%	0.20%
Nonperforming loan coverage	309%	366%	280%
Nonperforming assets / capital plus allowance for loan losses	4%	3%	3%

Management’s Allowance for Loan Loss Committee reviewed the composition of the nonaccrual loans and believes adequate collateralization exists. Additional loans of $15.1 million, considered by our internal loan review department as problem loans at March 31, 2008, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses.

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
(dollars in thousands)	Three Months Ending March 31, 2008	Year Ending December 31, 2007	Three Months Ending March 31, 2007
Balance at beginning of period	$10,742	$9,685	$9,685
Provisions charged to operating expense	975	1,762	480
	11,717	11,447	10,165
Recoveries of loans previously charged-off:
Commercial	124	11	1
Consumer	6	53	5
Real Estate	0	8	8
Total recoveries	130	72	14
Loans charged-off:
Commercial	(165)	(634)	(176)
Consumer	(38)	(69)	(9)
Real Estate	(17)	(74)	(2)
Total charged-off	(220)	(777)	(187)
Net charge-offs	(90)	(705)	(173)
Balance at end of period	$11,627	$10,742	$9,992
Net charge-offs as a percentage of average loans outstanding	0.01%	0.07%	0.02%
Allowance for loan losses as a percentage of period-end loans	0.96%	0.93%	0.95%

Restricted Investments in Bank Stock

During the first three months of 2008, restricted investments in Bank stock decreased by $770,000, or 4%, from $18.2 million at December 31, 2007 to $17.5 million at March 31, 2008. The decrease was in the balance of the Federal Home Loan Bank (“FHLB”) stock balance needed to cover the short-term borrowings at the FHLB which are discussed elsewhere in this Form 10-Q.

Premises and Equipment

During the first three months of 2008, premises and equipment decreased by $1.0 million, or 1%, from $89.3 million at December 31, 2007 to $88.3 million at March 31, 2008. The decrease in premises and equipment was due to the depreciation and amortization on existing assets of $1.3 million, partially offset by purchases of $301,000.

Other Assets

Other assets increased by $3.3 million from December 31, 2007 to March 31, 2008 primarily the result of an increase in net deferred tax assets due to the increase in unrealized losses on the available for sale investment portfolio.

Deposits

Total deposits at March 31, 2008 were $1.58 billion, up $19.2 million from total deposits of $1.56 billion at December 31, 2007. The Company has experienced lower than normal deposit growth during the first three months of 2008 as compared to prior years. During the first quarter of 2008, management continued its strategy that it undertook in 2007 not to match certain “high rate” pricing on deposits which has been present in our marketplace. As a result, we have experienced some runoff of such higher rate deposit balances although this pricing discipline has served to stabilize and even lower our deposit cost of funds, thereby helping to increase net interest income and improve our net interest margin. Total deposits averaged $1.52 billion for the quarter ended March 31, 2008, down $44.6 million, or 3%, below average total deposits for the quarter ended March 31, 2007.

The average balances and weighted average rates paid on deposits for the first three months of 2008 and 2007 are presented in the table below.

	Three Months Ending March 31,
	2008		2007
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$270,345		$262,022
Interest-bearing (money market and checking)	706,625	1.91%	700,697	3.97%
Savings	349,976	1.38	377,735	2.67
Time deposits	189,141	4.01	220,253	4.30
Total deposits	$1,516,087		$1,560,707

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At March 31, 2008, short-term borrowings totaled $177.4 million as compared to $196.0 million at March 31, 2007 and $217.3 million at December 31, 2007. The average rate paid on the short-term borrowings was 3.28% during the first three months of 2008, compared to an average rate paid of 5.37% during the first three months of 2007. The decreased rate paid on the borrowings is a direct result of the decreases in short-term interest rates implemented by the Federal Reserve Board during the second half of 2007 as previously discussed in this Form 10-Q. Also, as previously discussed in this Form 10-Q, we expect this average borrowing rate to be significantly lower during the remainder of 2008 as a result of the recent decreases in the overnight federal funds rate.

Long-Term Debt

Long-term debt totaled $79.4 million at both March 31, 2008 and December 31, 2007, as compared to $29.4 million at March 31, 2007. Our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as longer-term borrowings through the FHLB of Pittsburgh. At March 31, 2008, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with the purchase of a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29% and a $25.0 million borrowing with a 2 year maturity and a three month conversion term at an initial interest rate of 4.49%.

Stockholders’ Equity and Capital Adequacy

At March 31, 2008, stockholders’ equity totaled $110.3 million, down 2% from stockholders’ equity of $112.3 million at December 31, 2007. Stockholders’ equity at March 31, 2008 included $9.6 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $3.8 million, or 3%, from $116.2 million at December 31, 2007, to $120.0 million at March 31, 2008 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2008, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	March 31, 2008	December 31, 2007	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.96%	10.02%	4.00%	6.00%
Risk-based Total	10.75	10.77	8.00	10.00
Leverage ratio (to average assets)	7.56	7.24	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at March 31, 2008 were as follows: leverage ratio of 7.59%, Tier 1 capital to risk-weighted assets of 9.99% and total capital to risk-weighted assets of 10.77%.

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

The following table compares the impact on forecasted net interest income at March 31, 2008 of a plus 200 and minus 200 basis point (bp) change in interest rates to the impact at March 31, 2007 in the same scenarios.

	March 31, 2008		March 31, 2007
	12 Months	24 Months	12 Months	24 Months
Plus 200	(1.6)%	(0.4)%	(3.2)%	(1.7)%
Minus 200	1.6	(0.1)	3.6	1.5

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario and then compares the excess of market value over book value given an immediate 200 bp increase or 200 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 40% or more of the excess of market value over book value in the current rate scenario. Management lowered this percentage from 50% to 40% in the first quarter of 2007 to more prudently limit the market valuation risk exposure of the Company. The revised risk parameter reflects management’s historical practice of implementing strategies that limit the Company’s exposure to market valuation fluctuations. At March 31, 2008, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 200 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2008 provide an accurate assessment of our interest rate risk. At March 31, 2008, the average life of our core deposit transaction accounts was 11.3 years.

Liquidity

The objective of liquidity management is to ensure our ability to meet our financial obligations.

These obligations include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of lease obligations as they become due, the ability to fund new and existing loans and other funding commitments and the ability to take advantage of new business opportunities. Our ALCO is responsible for implementing the policies and guidelines of our board-governing liquidity.

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

The Company’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations that do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. In the current distressed market environment which has adversely impacted the pricing on the securities, in the Company's investment portfolio, the Company would not be inclined to act on a sale of available for sale securities for liquidity purposes.  If the Company attempted to sell certain securities of its investment portfolio, current economic conditions and the lack of a liquid market could affect the Company’s ability to sell those securities, as well as the value the Company would be able to realize.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At March 31, 2008, our total potential liquidity through these secondary sources was $735.8 million, of which $508.4 million was currently available, as compared to $426.8 million available out of our total potential liquidity of $694.2 million at December 31, 2007.

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

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that their Disclosure Controls or their “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. The Company’s Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.                      Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.                      Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

 Item 1A.                  Risk Factors.

No material changes to report for the quarter ending March 31, 2008 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 previously filed with the SEC.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending March 31, 2008.

Item 3.                      Defaults Upon Senior Securities.

No items to report for the quarter ending March 31, 2008.

Item 4.                      Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending March 31, 2008.

Item 5.                      Other Information.

No items to report for the quarter ending March 31, 2008.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

5/12/08	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/12/08	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002