Form 10-Q
period 2008-09-30
PENNSYLVANIA COMMERCE BANCORP INC
filed 2008-11-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,374,356 Common shares outstanding at 10/31/08

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                                               Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(dollars in thousands, except share and per share amounts)	September 30, 2008	December 31, 2007
Assets	Cash and due from banks	$46,401	$50,955
	Federal funds sold	-	-
	Cash and cash equivalents	46,401	50,955
	Securities, available for sale at fair value	355,595	387,166
	Securities, held to maturity at cost
	(fair value 2008: $193,801; 2007: $256,248)	195,841	257,467
	Loans, held for sale	31,935	14,143
	Loans receivable, net of allowance for loan losses
	(allowance 2008: $13,888; 2007: $10,742)	1,369,149	1,146,629
	Restricted investments in bank stocks	19,122	18,234
	Premises and equipment, net	86,543	89,307
	Other assets	20,693	15,110
	Total assets	$2,125,279	$1,979,011
Liabilities	Deposits:
	Noninterest-bearing	$278,911	$271,894
	Interest-bearing	1,410,849	1,289,002
	Total deposits	1,689,760	1,560,896
	Short-term borrowings and repurchase agreements	230,688	217,335
	Long-term debt	79,400	79,400
	Other liabilities	11,361	9,045
	Total liabilities	2,011,209	1,866,676
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 10,000,000 shares authorized; issued and outstanding – 2008: 6,371,123; 2007: 6,313,663	6,371	6,314
	Surplus	72,637	70,610
	Retained earnings	48,947	38,862
	Accumulated other comprehensive loss	(14,285)	(3,851)
	Total stockholders’ equity	114,070	112,335
	Total liabilities and stockholders’ equity	$2,125,279	$1,979,011

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three Months Ending		Nine Months Ending
	(in thousands,	September 30,		September 30,
	except per share amounts)	2008	2007	2008	2007
Interest	Loans receivable, including fees:
Income	Taxable	$20,179	$19,733	$58,917	$56,895
	Tax-exempt	937	547	2,375	1,517
	Securities:
	Taxable	6,898	9,154	21,934	27,641
	Tax-exempt	16	16	49	49
	Total interest income	28,030	29,450	83,275	86,102
Interest	Deposits	5,659	10,404	17,554	32,829
Expense	Short-term borrowings	1,497	2,906	4,746	8,329
	Long-term debt	1,222	950	3,653	2,272
	Total interest expense	8,378	14,260	25,953	43,430
	Net interest income	19,652	15,190	57,322	42,672
	Provision for loan losses	1,700	537	4,075	1,517
	Net interest income after provision for loan losses	17,952	14,653	53,247	41,155
Noninterest	Service charges and other fees	6,016	5,402	17,935	14,977
Income	Other operating income	172	183	499	532
	Gains on sales of loans	177	231	574	1,011
	Gains (losses) on sales/call of securities	-	-	(157)	171
	Total noninterest income	6,365	5,816	18,851	16,691
Noninterest	Salaries and employee benefits	9,507	8,590	27,730	25,542
Expenses	Occupancy	2,010	1,915	6,080	5,521
	Furniture and equipment	1,068	1,038	3,254	2,985
	Advertising and marketing	655	946	2,318	2,467
	Data processing	1,803	1,661	5,337	4,793
	Postage and supplies	426	496	1,427	1,504
	Regulatory assessments and related fees	541	607	2,280	1,501
	Telephone	577	635	1,758	1,773
	Other	2,774	1,950	7,155	5,550
	Total noninterest expenses	19,361	17,838	57,339	51,636
	Income before income taxes	4,956	2,631	14,759	6,210
	Provision for federal income taxes	1,523	780	4,614	1,676
	Net income	$3,433	$1,851	$10,145	$4,534
	Net Income per Common Share:
	Basic	$0.54	$0.29	$1.59	$0.72
	Diluted	0.52	0.28	1.55	0.69
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,358	6,259	6,342	6,217
	Diluted	6,531	6,469	6,511	6,443

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2007	$400	$6,149	$67,072	$31,941	$(4,454)	$101,108
Comprehensive income:
Net income	-	-	-	4,534	-	4,534
Change in unrealized losses on securities, net of tax	-	-	-	-	(73)	(73)
Total comprehensive income						4,461
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 80,173 shares issued under stock option plans, including tax benefit of $282	-	80	1,090	-	-	1,170
Common stock of 130 shares issued under employee stock purchase plan	-	-	3	-	-	3
Proceeds from issuance of 41,484 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	42	1,074	-	-	1,116
Common stock share-based awards	-	-	523	-	-	523
Balance, September 30, 2007	$400	$6,271	$69,762	$36,415	$(4,527)	$108,321

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2008	$400	$6,314	$70,610	$38,862	$(3,851)	$112,335
Comprehensive income (loss):
Net income	-	-	-	10,145	-	10,145
Change in unrealized losses on securities, net of tax	-	-	-	-	(10,434)	(10,434)
Total comprehensive loss						(289)
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 30,512 shares issued under stock option plans, including tax benefit of $102	-	30	522	-	-	552
Common stock of 100 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 26,848 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	27	663	-	-	690
Common stock share-based awards	-	-	840	-	-	840
Balance, September 30, 2008	$400	$6,371	$72,637	$48,947	$(14,285)	$114,070

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Nine Months Ending September 30,
	(in thousands)	2008	2007
Operating Activities	Net income	$10,145	$4,534
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,075	1,517
	Provision for depreciation and amortization	3,779	3,524
	Deferred income taxes	(1,262)	(89)
	Amortization of securities premiums and accretion of discounts, net	353	442
	Net (gains) losses on sales and calls of securities	157	(171)
	Proceeds from sales of loans originated for sale	47,845	66,323
	Loans originated for sale	(65,063)	(62,495)
	Gains on sales of loans originated for sale	(574)	(1,011)
	Stock-based compensation	840	523
	Amortization of deferred loan origination fees and costs	1,329	601
	Decrease in other assets	1,085	2,045
	Increase in other liabilities	2,316	1,280
	Net cash provided by operating activities	5,025	17,023
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	189,523	61,317
	Proceeds from sales of securities	1,843	-
	Purchases	(129,986)	(66,287)
	Securities available for sale:
	Proceeds from principal repayments, calls and maturities	38,377	45,285
	Purchases	(23,212)	(49,949)
	Proceeds from sales of loans receivable	-	2,683
	Net increase in loans receivable	(227,924)	(135,911)
	Net purchase of restricted investments in bank stock	(888)	(3,895)
	Proceeds from sale of premises and equipment and foreclosed real estate	304	62
	Purchases of premises and equipment	(1,015)	(9,284)
	Net cash used by investing activities	(152,978)	(155,979)

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	98,124	62,706
	Net increase (decrease) in time deposits	30,740	(37,596)
	Net increase in short-term borrowings	13,353	65,400
	Proceeds from long-term borrowings	-	50,000
	Proceeds from common stock options exercised	450	888
	Proceeds from dividend reinvestment and common stock purchase plan	690	1,116
	Tax benefit on exercise of stock options	102	282
	Cash dividends on preferred stock	(60)	(60)
	Net cash provided by financing activities	143,399	142,736
	(Decrease) Increase in cash and cash equivalents	(4,554)	3,780
	Cash and cash equivalents at beginning of year	50,955	52,500
	Cash and cash equivalents at end of period	$46,401	$56,280

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on the Company’s net income.

Note 2.                      STOCK-BASED COMPENSATION

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for 2008 and 2007, respectively: risk-free interest rates of 3.3% and 4.7%; volatility factors of the expected market price of the Company's common stock of .29 and .19; weighted average expected lives of the options of 8.3 years and 8.2 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for 2008 and 2007 was $10.69 per option and $10.21 per option, respectively. In the first nine months of 2008, the Company granted 173,435 options to purchase shares of the Company’s stock at exercise prices of $27.00 and $27.74 per share.

The Company recorded compensation expense of approximately $840,000 and $523,000 during the nine months ended September 30, 2008 and September 30, 2007, respectively.

Note 3.                      NEW ACCOUNTING STANDARDS

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 were not applied to any investments at September 30, 2008.

Note 4.                      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2008, the Company had $464 million in unused commitments. Management does not anticipate any losses as a result of these transactions.

On November 10, 2008, the Company announced it has entered into a definitive agreement to acquire Philadelphia-based Republic First Bancorp, Inc. in a tax-free all stock transaction.  The combined company, to be known as Metro Bancorp, Inc., will have total assets exceeding $3 billion and a network of 45 branches in Central Pennsylvania, Metro Philadelphia and Southern New Jersey.  The transaction is expected to close by the end of the first quarter 2009 and is subject to approval of regulatory agencies and the shareholders of both companies.

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

Note 5.                      OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income component that the Company presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are presented in the following table. Gains and losses on sales/call of securities as reported on the consolidated income statement for the nine months ending September 30, 2008 relate to one sale of a held to maturity security.  The $2 million held to maturity security was sold due to a deterioration in the credit worthiness of the borrower which meets the specific exception provided for a sale of a security classified as held to maturity. The gains and losses on calls of securities for the nine months ending September 30, 2007 are from premium on calls of held to maturity securities. There were no reclassification adjustments included in comprehensive income for the periods presented.

	Three Months Ending September 30,		Nine Months Ending September 30,
(in thousands)	2008	2007	2008	2007
Unrealized holding losses arising during the period	$(3,832)	$1,498	$(16,052)	$(111)
Less reclassification adjustment for gains and losses on securities available for sale included in net income	-	-	-	-
Net unrealized gains (losses)	(3,832)	1,498	(16,052)	(111)
Income tax effect	1,341	(509)	5,618	38
Net of tax amount	$(2,491)	$989	$(10,434)	$(73)

Note 6.                      GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $42.9 million of standby letters of credit at September 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at September 30, 2008 for guarantees under standby letters of credit issued.

Note 7.                      REGULATORY MATTERS

On June 4, 2008, Commerce Bank/Harrisburg, N.A., a wholly owned subsidiary of Pennsylvania Commerce Bancorp, Inc. delivered an application for conversion and Articles of Conversion to the Department of Banking of the Commonwealth of Pennsylvania at Harrisburg, Pennsylvania pursuant to the provisions of Chapter 17 of the Banking Code of 1965, as amended.  The Department of Banking approved the Bank’s application for conversion on November 5, 2008 and the resulting institution is now a Pennsylvania state-chartered bank with the name of Commerce Bank/Harrisburg, and its purpose will be to transact generally any and all business permitted to a banking institution as defined in the Banking Code of 1965, as amended, and under any present or future laws of the Commonwealth of Pennsylvania.

As previously discussed, the Company has entered into a definitive agreement to acquire Republic First Bancorp, Inc. in a tax-free all stock transaction.  The transaction is subject to approval by various regulatory agencies.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value at September 30, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$355,595	$-	$355,595	$-
Impaired loans	2,964	-	-	2,964
Foreclosed assets	535	-	-	535
Total	$359,094	$-	$355,595	$3,499

Securities available for sale – fair values for securities available for sale were based upon a market approach. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained through third party data service providers who use matrix pricing on similar securities. When position-specific quotes were not utilized, fair value was based on quotes of comparable bonds. The market for certain securities held in the Company’s available for sale portfolio was extremely volatile during the first nine months of 2008 due to extraordinary economic and market dislocations. As a result of this volatility, the market prices for many types of securities at September 30, 2008 were much lower than at December 31, 2007 due to the distressed market conditions. The unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio.

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

Foreclosed assets – fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity.

During the period there were no assets or liabilities that were required to be re-measured on a nonrecurring basis.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

(dollars in thousands)	Foreclosed Assets	Impaired Loans
Beginning balance December 31, 2007	$489	$714
Net realized (loss)	(305)	-
Transfers in	655	3,474
Transfers out/sales	(304)	(1,224)
Ending balance September 30, 2008	$535	$2,964

Note 9.  SUBSEQUENT EVENTS

On November 7, 2008, Pennsylvania Commerce Bancorp, Inc. announced that the Pennsylvania Department of Banking approved the application of Commerce Bank/Harrisburg, N.A., the Bank subsidiary of the registrant, to convert from a national bank charter to a state bank charter.  As a result of the conversion to a state chartered bank, Commerce Bank/Harrisburg will now be supervised jointly by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

On November 10, 2008, Republic First Bancorp, Inc. (“Republic First”) and Pennsylvania Commerce Bancorp, Inc. (“Pennsylvania Commerce”) issued a joint press release announcing that the two companies have signed a definitive agreement and plan of merger, pursuant to which Republic First will be merged with and into Pennsylvania Commerce.  This transaction is expected to close in the first quarter 2009, subject to regulatory and shareholder approval for both companies.  Commerce Bank/Harrisburg stores will continue to operate as Commerce Bank for a limited time. Republic First locations will re-brand as Metro Bank early in 2009.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others discussed in this Form 10-Q and in the Company’s Form 10-K, could cause the Company’s financial performance to differ materially from that expressed or implied in such forward-looking statements:

•	the Company’s dependence on Toronto Dominion Bank (and Commerce Bank) to provide various services to the Company and the costs associated with securing alternate providers of such services;

•	the impact on the Company of the planned merger with Republic First Bancorp, Inc.;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation;

•	the impact of the extraordinary economic and market dislocations on the fair value market prices of investment securities;

•	interest rate, market and monetary fluctuations;

•	the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services, and vice versa;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	changes in the Company’s allowance for loan losses;

•	the effect of terrorists attacks and threats of actual war;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

Total revenues for the third quarter of 2008 were $26.0 million, up $5.0 million, or 24%, over the same period in 2007. Net income for the third quarter of 2008 was $3.4 million, an 85% increase over the $1.9 million amount recorded in the third quarter in 2007 and diluted net income per share for the quarter totaled $0.52, an 86% increase over the $0.28 per share recorded during the third quarter of 2007. Total revenues for the nine months ended September 30, 2008 were $76.2 million, up $16.8 million, or 28%, over the same period in 2007. Net income for the nine months ended September 30, 2008 was $10.1 million, a 124% increase over the first nine months of 2007 and diluted net income per share for the nine months ended September 30, 2008 was $1.55, a 125% increase over the $0.69 per share recorded during the first nine months of 2007.

The increases in net income and net income per share for both the quarter and nine months ended September 30, 2008 were due to a higher level of net interest income and noninterest income offset by higher levels of loan loss provision, noninterest expenses and income taxes. The increase in net interest income was a result of continued strong loan growth combined with significant improvement in the Company’s net interest margin. Net income results for the third quarter and for the first nine months of 2008 included the impact of the three new stores opened during the third quarter of 2007.

For the first nine months of 2008, our total net loans (including loans held for sale) increased by $240.3 million, or 21%, from $1.16 billion at December 31, 2007 to $1.40 billion at September 30, 2008. This growth was represented across all loan categories, reflecting a continuing commitment to the credit needs of our market areas. Our loan to deposit ratio, which includes loans held for sale, was 84% at September 30, 2008 compared to 75% at December 31, 2007.

Total deposits increased $128.9 million, or 8%, from $1.56 billion at December 31, 2007 to $1.69 billion at September 30, 2008. During this period, our total commercial and retail deposits increased by $163.4 million while total public deposits decreased $34.5 million. The Company’s public fund deposit balances are very seasonal and typically we see these deposit balances decrease in the first two quarters and increase in the third and fourth quarters of each calendar year.

Total borrowings increased by $13.4 million from $296.7 million at December 31, 2007 to $310.1 million at September 30, 2008, primarily as a result of the dramatic loan growth in excess of deposit growth and as a result of principal paydowns in the securities portfolio. Of the total borrowings at September 30, 2008, $230.7 million were short-term and $79.4 million were considered long-term.

During the first nine months of 2008, the Company continued to benefit from an improved net interest margin as a result of further steepening of the United States Treasury yield curve. The return to a more “normal” shaped yield curve was fostered by several decreases in the overnight federal funds interest rate during the twelve month period ending September 30, 2008 totaling 275 basis points.

The decreases in the federal funds rate have led to a lower level of interest rates associated with our overnight short-term borrowings as well as a lower yield on the 91-day Treasury bill to which approximately 23% of our current deposits are priced. In addition, approximately 17% of our total current deposits are priced to the overnight federal funds rate which has also been lowered significantly as discussed above. As a result, the Company continues to experience a lower cost of deposits and lower cost of borrowings, thereby improving our net interest margin. In the fourth quarter of 2008, we expect some level of continued growth in our overall level of net interest income as a result of an anticipated lower level of interest expense associated with a decrease in our overall total cost of funding sources. The Company’s net interest margin for the third quarter increased 64 bps over the same quarter one year ago to 4.00%.

The financial highlights for the first nine months of 2008 compared to the same period in 2007 are summarized below.

(dollars in millions, except per share amounts)	September 30, 2008	September 30, 2007	% Increase

Total assets	$2,125.3	$2,015.5	5%
Total loans (net)	1,369.1	1,104.3	24
Total deposits	1,689.8	1,641.9	3

Total revenues	$76.2	$59.4	28%
Total noninterest expenses	57.3	51.6	11
Net income	10.1	4.5	124

Diluted net income per share	$1.55	$0.69	125%

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

We perform periodic, systematic reviews of our loan portfolios to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the allowance necessary to cover the estimated probable losses in various loan categories. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. In addition to periodic estimation and testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	changes in the nature and volume of the portfolio and the terms of loans;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	changes in the quality of the institution’s loan review system;

•	changes in the experience, ability and depth of lending management and other relevant staff;

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations;

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

RESULTS OF OPERATIONS
Average Balances and Average Interest Rates

Interest-earning assets averaged $1.94 billion for the third quarter of 2008, compared to $1.78 billion for the same period in 2007. For the quarter ended September 30, total loans receivable including loans held for sale, averaged $1.37 billion in 2008 and $1.10 billion in 2007, respectively. For the same two quarters, total securities averaged $568.7 million and $684.0 million, respectively.

The overall net growth in interest-earning assets was funded by an increase in the average balance of total deposits, which increased from $1.54 billion for the third quarter of 2007 to $1.59 billion for the third quarter of 2008. Total interest-bearing deposits averaged $1.31 billion for the third quarter of 2008, compared to $1.27 billion for the third quarter of 2007 while average net noninterest bearing deposits increased by $36.7 million over the third quarter one year ago.  Also funding the growth in interest earning assets was an increase in the average level of long-term debt as well as short-term borrowings.  Long-term debt, which includes $50.0 million in Federal Home Loan Bank (“FHLB”) advances known as convertible select borrowings and junior subordinated debt averaged $79.4 million in the third quarter of 2008 compared to $55.2 million in the third quarter of 2007.  Short-term borrowings, which consists of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, averaged $268.2 million for the third quarter of 2008 versus $217.1 million for the same quarter of 2007.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2008 was 5.82%, a decrease of 77 basis points (“bps”) from the comparable period in 2007. This decrease resulted from lower yields on our loan and securities portfolios during the third quarter of 2008 as compared to the same period in 2007. Approximately 17% of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month LIBOR interest rate. LIBOR decreased approximately 282 bps from the average rate of 5.44% during the third quarter 2007 compared to the average rate of 2.62% for the third quarter of 2008.  Floating rate loans represent approximately 34% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which decreased 100 bps during the second half of 2007 and subsequently decreased another 225 bps during the first nine months of 2008, following similar decreases in the overnight federal funds rate by the Federal Open Market Committee.

The average rate paid on total interest-bearing liabilities for the third quarter of 2008 was 2.00%, compared to 3.66% for the third quarter of 2007. Our deposit cost of funds decreased from 2.31% in the third quarter of 2007 to 1.16% for the third quarter of 2008. The average cost of short-term borrowings decreased from 5.24% in the third quarter of 2007 to 2.18% in the third quarter of 2008. The aggregate average cost of all funding sources for the Company was 1.71% for the third quarter of 2008, compared to 3.16% for the same quarter of the prior year. The dramatic decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the third quarter as compared to the same period in 2007. At September 30, 2008, approximately $725 million, or 43%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, indexed to either the 91-day Treasury bill, the overnight federal funds rate, or 30-day LIBOR. During the late third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 45% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 3.72% in the third quarter of 2007 to 0.90% in the third quarter of 2008 thereby significantly reducing the average interest rate paid on these deposits. The decrease in the Company’s borrowing cost of funds is primarily related to the decrease in the overnight federal funds interest rate which decreased by 275 bps over the past four quarters.

Interest-earning assets averaged $1.87 billion for the first nine months of 2008, compared to $1.76 billion for the same period in 2007. For the same two periods, total loans receivable including loans held for sale, averaged $1.28 billion in 2008 and $1.07 billion in 2007. Total securities averaged $586.9 million and $692.8 million for the first nine months of 2008 and 2007, respectively.

The overall net growth in interest-earning assets was funded primarily by an increase in the average balance of short-term borrowings and long-term debt. Short-term borrowings averaged $245.4 million and $207.2 million in the first nine months of 2008 and 2007, respectively. Long-term debt averaged $79.4 million for the first nine months of 2008 as compared to $38.1 million for the same period in 2007. Total average deposits, including net noninterest bearing funds, increased by $26.8 million for the first nine months of 2008 over the same period of 2007.

The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2008 was 5.99%, a decrease of 56 bps below the comparable period in 2007. This decrease resulted from lower yields on our loan and securities portfolios during the first nine months of 2008 as compared to the same period in 2007, again, as a result of the lower level of general market interest rates present during the first nine months of 2008 vs. the same period in 2007.

The average rate paid on interest-bearing liabilities for the first nine months of 2008 was 2.16%, compared to 3.81% for the first nine months of 2007. Our deposit cost of funds decreased from 2.49% in the first nine months of 2007 to 1.26% for the same period in 2008. The aggregate cost of all funding sources was 1.85% for the first nine months of 2008, compared to 3.29% for the same period in 2007.

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

Net interest income for the third quarter of 2008 increased by $4.5 million, or 29%, over the same period in 2007. This increase was a result of continued strong loan growth combined with significant improvement in the Company’s net interest margin. The improvement in net interest margin is the result of a marked reduction in the Company’s deposit and overall total cost of funds. Interest income on interest-earning assets totaled $28.0 million for the third quarter of 2008, a decrease of $1.4 million, or 5%, below 2007. Interest income on loans receivable increased by $836,000, or 4%, over the third quarter of 2007. The growth was the result of a $3.8 million increase in loan interest income due to a higher level of loans receivable outstanding partially offset by a $3.0 million decrease due to lower interest rates associated with our floating rate loans and new fixed rate loans generated over the past twelve months. The lower rates are a direct result of the decreases in the New York prime lending rate following similar decreases in the federal funds rate. Interest income on the investment securities portfolio decreased by $2.3 million, or 25%, for the third quarter of 2008 as compared to the same period last year. This was primarily a result of a decrease in the average balance of investment securities of $115.4 million, or 17%, from the third quarter one year ago. Due to the significant decrease in short-term interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically.  These funds were used to fund the continued strong loan growth and were not redeployed back into the securities portfolio. Interest expense for the third quarter decreased $5.9 million, or 41%, from $14.3 million in 2007 to $8.4 million in 2008. Interest expense on deposits decreased by $4.7 million, or 46%, from the third quarter of 2007 while interest expense on short-term borrowings decreased by $1.4 million, or 48%, for the same period. Interest expense on long-term debt totaled $1.2 million for the third quarter of 2008 compared to $950,000 for the same period in 2007. This was the direct result of adding two convertible select borrowing products during the third quarter of 2007. Convertible select borrowing averaged $50 million during the third quarter of 2008 compared to $25.8 during the third quarter of 2007. See the Long-Term Debt section later in this Form 10-Q for further discussion on the convertible select borrowings. See Note 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of our Trust Capital securities.

Net interest income for the first nine months of 2008 increased by $14.7 million, or 34%, over the same period in 2007. Interest income on interest-earning assets totaled $83.3 million for the first nine months of 2008 a decrease of $2.8 million, or 3%, below the same period in 2007. Interest income on loans outstanding increased by $2.9 million, or 5%, over the first nine months of 2007 and interest income on investment securities decreased by $5.7 million, or 21%, below the same period last year. Total interest expense for the first nine months decreased $17.5 million, or 40%, from $43.4 million in 2007 to $26.0 million in 2008. Interest expense on deposits decreased by $15.3 million, or 47%, for the first nine months of 2008 vs. the first nine months of 2007. Interest expense on short-term borrowings decreased by $3.6 million for the first nine months of 2008 compared to the same period in 2007. Interest expense on long-term debt totaled $3.7 million for the first nine months of 2008 compared to $2.3 million for the same period in 2007. The decreases in interest income and interest expense directly relate to the significantly lower level of general market interest rates present in the first nine months of 2008 vs. the first nine months of 2007.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.82% during the third quarter of 2008 compared to 2.93% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 3.83% during the first nine months of 2008 versus 2.74% during the first nine months of 2007. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 68 bps, from 3.43% for the third quarter of 2007 to 4.11% for the third quarter of 2008, as a result of the decreased cost of funding sources as previously discussed. For the first nine months of 2008 and 2007, the fully taxable-equivalent net interest margin was 4.14% and 3.26%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded provisions of $1.7 million to the allowance for loan losses for the third quarter of 2008 as compared to $537,000 for the third quarter of 2007. The loan loss provisions for the first nine months were $4.1 million and $1.5 million for 2008 and 2007, respectively. Approximately two thirds of the increase in the provision for loan lossess for both the third quarter and the first nine months of 2008, over the respective prior year periods, is a direct result of the Company’s strong loan growth of $268 million over the past twelve months, as well as other qualitative factors which management considers relevant in assessing the level of risk associated with the loan portfolio.  The remaining increase in provision amounts for 2008 over 2007 are a result of an increase in the level of nonperforming loans, as discussed below and elsewhere in this Form 10-Q. Net loan charge-offs for the third quarter of 2008 were $22,000, or 0.00% of average loans outstanding, compared to net charge-offs of $222,000, or 0.02% of average loans outstanding, for the same period in 2007. Net charge-offs for the first nine months of 2008 were $929,000, or 0.07% of average loans outstanding, compared to net charge-offs of $529,000, or 0.05% of average loans outstanding for the same period in 2007. Approximately $700,000 of total net charge-offs for the first nine months of 2008 were related to two credits.  The allowance for loan losses as a percentage of period-end loans was 1.00% at September 30, 2008, as compared to 0.93% at December 31, 2007, and 0.96% at September 30, 2007.

From December 31, 2007 to September 30, 2008, total nonperforming loans increased from $2.9 million to $11.7 million. Nonperforming assets as a percentage of total assets increased from 0.17% at December 31, 2007 to 0.57% at September 30, 2008. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the third quarter of 2008 increased by $549,000, or 9%, over the same period in 2007. Deposit service charges and fees increased by 11%, from $5.4 million for the third quarter of 2007 to $6.0 million in the third quarter of 2008. The increase is mainly attributable to additional income associated with servicing a higher volume of deposit and loan accounts. The largest increase in noninterest income was revenue relating to Visa® check card transactions, which increased by $328,000 in the third quarter of 2008 over the same period in 2007. Noninterest income for the third quarter of 2008 included $177,000 of gains on the sale of loans compared to net gains of $231,000 on the sale of loans during the third quarter of 2007.

Noninterest income for the first nine months in 2008 increased by $2.2 million, or 13%, over the same period in 2007. Deposit service charges and fees increased by 20%, from $15.0 million for the first nine months of 2007 to $17.9 million in the first nine months of 2008. The increase is primarily attributable to additional income associated with servicing a higher volume of deposit accounts and transactions. Again, the largest increase in service charges and other fee income was revenue related to Visa® check card transactions, which increased by $1.5 million in the first nine months of 2008 over the same period in 2007. Included in noninterest income for the first nine months of 2008 were gains on the sale of residential loans totaling $574,000 offset by $157,000 of loss on the sale of an investment security. Included in noninterest income for the first nine months of 2007 were gains on the sale of student loans of $130,000, gains on the sale of SBA loans totaling $162,000, gains on the sale of residential loans totaling $719,000, and $171,000 of gains on the sale/call of investment securities.

Noninterest Expenses

For the third quarter of 2008, noninterest expenses increased by $1.5 million, or 9%, over the same period in 2007. This increase includes a full-quarter impact of the three new stores we opened in the third quarter of 2007. Also, staffing levels, data processing costs and related expenses increased to service more deposit and loan customers and process a higher volume of transactions. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2008 and September 30, 2007 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $917,000, or 11%, for the third quarter of 2008 over the third quarter of 2007. The increased level of these expenses reflects the impact associated with the additional staff for the three new stores opened in third quarter of 2007 along with general merit increases for all eligible employees. The increase was also partially a result of higher overall benefit plan costs as well as additional expense related to the issuance of stock options to directors and employees.

Occupancy expenses totaled $2.0 million for the third quarter of 2008, an increase of $95,000, or 5%, over the third quarter of 2007, while furniture and equipment expenses increased 3%, or $30,000, over the third quarter of 2007. The three stores opened in the third quarter of 2007 contributed to the increases in all three categories.

Advertising and marketing expenses totaled $655,000 for the three months ending September 30, 2008, a decrease of $291,000, or 31%, from the same period in 2007. The higher expense level in 2007 related to grand opening expenses for three new stores opened during the third quarter of 2007 as compared to no new store grand opening expenses during the third quarter of 2008.

Data processing expenses increased by $142,000, or 9%, in the third quarter of 2008 over the three months ended September 30, 2007. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for three additional stores and enhancements to existing systems.

Regulatory assessments and related fees of $541,000 were $66,000 lower for the third quarter of 2008 than for the third quarter of 2007. Included in regulatory assessment and related fee expenses for 2007 and for the first two quarters of 2008 were costs incurred to address the matters identified by the Office of the Comptroller of the Currency (“OCC”) in the formal written agreement which the Bank entered into with the OCC in January 2007. Regulatory assessments and related fees expenses for the first nine months of 2008 include a significant impact for premiums related to Federal Deposit Insurance Corporation, (“FDIC”) deposit insurance coverage which was offset in the first quarter of 2007 by a one time credit. Costs incurred during the first nine months of 2007 were $1.1 million compared to $1.3 million in the first nine months of 2008. Beginning January 1, 2007, the FDIC began charging insured Banks for such coverage for the first time since 1997. Banks which were in operation and paying deposit insurance premiums during 1997 and prior received a one time credit in 2007 based upon premiums paid during those previous years. Commerce utilized 100% of this credit during the first quarter of 2007 to partially reduce its expense costs and therefore incurred a full quarter’s worth of FDIC premiums during the remaining three quarters of 2007, the first nine months of 2008 and will continue to do so going forward as well.

Other noninterest expenses increased by $824,000, or 42%, for the three-month period ended September 30, 2008, compared to the same period in 2007. Components of the increase included costs related to lending expenses, legal expenses, bank shares tax, expenses relating to a potential future branch site the Company discontinued exploring and expenses relating to foreclosed real estate properties.

For the first nine months of 2008, noninterest expenses increased by $5.7 million, or 11%, over the same period in 2007. This increase includes the nine month impact in 2008 of the new stores we opened in the third quarter of 2007. A comparison of noninterest expenses for certain categories for the nine months ending September 30, 2008 and September 30, 2007 is presented in the following paragraphs.

Salary expenses and employee benefits, increased by $2.2 million, or 9%, for the first nine months of 2008 over the first nine months of 2007. The increased level of these expenses reflects the impact associated with the additional staff for the new stores opened in the third quarter of 2007. Also included are increased costs associated with employee benefit plans as well as expenses relating to the Company’s stock option plans for both directors and employees.

Occupancy expenses totaled $6.1 million for the first nine months of 2008, an increase of $559,000, or 10%, over the first nine months of 2007, while furniture and equipment expenses increased 9%, or $269,000, over the first nine months of 2007. The three stores opened in the past twelve months contributed to the increases in occupancy, furniture, and equipment expenses along with increased costs of maintaining and upkeeping our existing facilities.

Advertising and marketing expenses totaled $2.3 million for the nine months ending September 30, 2008, a decrease of $149,000, or 6%, from the same period in 2007. This decrease relates to grand opening expenses for three new stores opened in the first nine months of 2007 as compared to no new store grand  opening expenses during the first nine months of 2008.

Data processing expenses increased by $544,000, or 11%, for the first nine months of 2008 over the nine months ended September 30, 2007. The primary increases were due to costs associated with processing additional transactions as a result of growth in the number of accounts serviced, the costs associated with processing for three additional stores and enhancements to existing systems.

Regulatory assessments of $2.3 million were $779,000 higher for the first nine months of 2008 compared to the nine months ended September 30, 2007. This increase is primarily due to the reinstatement of FDIC charges and higher regulatory expenses.  Included in regulatory assessments related fee expenses for the first half of 2008 were costs incurred to address matters identified by the Office of the Comptroller of the Currency (“OCC”) in the formal written agreement which the Bank entered into with the OCC in January 2007 as well as costs incurred with respect to the Consent Order entered into with the OCC in February 2008. The Company anticipates the regulatory assessments and related fees will remain level in in the fourth quarter of 2008.

Other noninterest expenses increased by $1.6 million, or 29%, for the nine-month period ending September 30, 2008, compared to the same period in 2007. Components of the increase included costs related to lending expenses, legal expenses, bank shares tax, coin shipment expenses, foreclosed real estate expenses, check and non-credit related losses and discontinued potential store sites.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For both the third quarter of 2008 and 2007, this ratio equaled 2.5%. For the nine-month period ending September 30, 2008, this ratio equaled 2.6% compared to 2.5% for the nine-month period ending September 30, 2007.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending September 30, 2008, the operating efficiency ratio was 74.4%, compared to 84.9% for the similar period in 2007. This ratio equaled 75.3% for the first nine months of 2008, compared to 87.0% for the first nine months of 2007. The improvement in the operating efficiency ratio is primarily due to the significant increase in our net interest income as a result of the improvement in our net interest margin combined with a lower increase in the level of noninterest expenses in 2008 vs. 2007. Our operating efficiency ratio remains above our peer group primarily due to our growth and aggressive expansion activities and our strong customer service focused model.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.5 million for the third quarter of 2008, compared to $780,000 for the same period in 2007. For the nine months ending September 30, the provision was $4.6 million and $1.7 million for 2008 and 2007, respectively. The effective tax rate for the first nine months of 2008 was 31.3% as compared to 27.0% for the first nine months of 2007. This increase in effective tax rate and the corresponding provision during 2008 was primarily due to higher pretax income and a lower proportion of tax exempt interest income on investments and loans to total pretax income. Additionally, the Company’s statutory rate was 34% in 2007 and 35% in 2008.

Net Income and Net Income per Share

Net income for the third quarter of 2008 was $3.4 million, an increase of $1.6 million, or 85%, over the $1.9 million recorded in the third quarter of 2007. The increase was due to a $4.5 million increase in net interest income and a $549,000 increase in noninterest income, offset by a $1.2 million increase in the provision for loan losses, a $1.5 million increase in noninterest expenses and a $743,000 increase in the provision for income taxes.

Net income for the first nine months of 2008 was $10.1 million, an increase of $5.6 million, or 124%, from the $4.5 million recorded in the first nine months of 2007. The increase was due to a $14.7 million increase in net interest income and a $2.2 million increase in noninterest income, offset by a $2.6 million increase in the provision for loan losses, a $5.7 million increase in noninterest expenses and a $2.9 million increase in the provision for income taxes.

Basic earnings per common share were $0.54 for the third quarter of 2008, compared to $0.29 for the third quarter of 2007. For the first nine months of 2008 and 2007, basic earnings per share were $1.59 and $0.72, respectively. Diluted earnings per common share increased 86%, to $0.52, for the third quarter of 2008, compared to $0.28 for the third quarter of 2007. For the first nine months in 2008 and 2007, diluted earnings per common share were $1.55 and $0.69, respectively.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2008 was 0.66%, compared to 0.38% for the third quarter of 2007. The ROA for the first nine months in 2008 and 2007 was 0.68% and 0.32%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 11.96% for the third quarter of 2008, compared to 6.91% for the third quarter of 2007. The ROE for the first nine months of 2008 was 11.98%, compared to 5.79% for the first nine months of 2007. Both ROA and ROE for the third quarter of 2008 were impacted by the improved interest rate environment and the resulting impact on our net interest income.

FINANCIAL CONDITION

Securities

During the first nine months of 2008, the total investment securities portfolio decreased by $93.2 million from $644.6 million to $551.4 million. There were purchases of $153.2 million of new securities during the first nine months of 2008 as compared to $116.2 million during the first nine months of 2007. Due to the significant decrease in short-term market interest rates that occurred throughout the past twelve months combined with strong loan growth and lower deposit growth, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically.  These funds were used to fund the strong loan growth rather than redeploy these cash flows back into investment securities at a reduced net interest spread. Additionally, the unrealized loss on available for sale securities increased by $16.2 million from $5.8 million at December 31, 2007 to $22.0 million at September 30, 2008 due to extraordinary market price dislocations as further described below.

During the first nine months of 2008, securities available for sale decreased by $31.6 million, from $387.2 million at December 31, 2007 to $355.6 million at September 30, 2008 as a result of security purchases of $23.2 million, offset by principal repayments of $38.4 million and a $16.4 million increase in unrealized losses. The securities available for sale (“AFS”) portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations.

The duration of the AFS portfolio was 3.8 years at September 30, 2008 compared to 4.0 years at December 31, 2007. The current weighted average yield was 5.13% at September 30, 2008 compared to 5.28% at December 31, 2007. The decrease in the total yield is primarily a result of lower yields on floating rate securities which comprise 26% of the total AFS portfolio. These securities are indexed to the one month LIBOR which decreased from 4.60% at December 31, 2007 to 3.93% as of September 30, 2008.

During the first nine months of 2008, securities held to maturity decreased by $61.6 million from $257.5 million to $195.8 million primarily as a result of principal repayments, maturities and calls of $189.5 million offset by $130.0 million of security purchases. Also, during the second quarter of 2008, the Company sold a $2 million corporate debt security due to significant deterioration in the creditworthiness of the issuer. A pretax loss of $157,000 was recognized on this sale during the second quarter. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The duration of the securities held to maturity portfolio was 3.3 years at September 30, 2008 and 3.7 years at December 31, 2007. The current weighted average yield was 5.24% at September 30, 2008 and 5.32% at December 31, 2007, respectively.

Total investment securities aggregated $551.4 million, or 26%, of total assets at September 30, 2008 as compared to $644.6 million, or 33%, of total assets at December 31, 2007.

The average fully-taxable equivalent yield on the combined investment securities portfolio for the first nine months of 2008 was 5.00% as compared to 5.33% for the similar period of 2007.

We perform periodic reviews of the securities in the Company’s investment portfolio for declines in fair value that may be other than temporary. Fair value at September 30, 2008 was determined based upon external quotes obtained from reputable third-party broker/dealers. When position-specific quotes were not utilized, fair value was based on quotes of comparable bonds. The market for certain securities held in the Company’s available for sale portfolio was extremely volatile during the first nine months of 2008 due to extraordinary economic and market dislocations. As a result of this volatility, the market prices for many types of securities at September 30, 2008 were much lower than at December 31, 2007 due to the distressed market conditions. Management has reviewed such securities for continued and constant receipt of scheduled principal and interest payments, the financial condition and near-term prospects of the issuer and any credit-rating adjustments. Based upon this review, management does not believe any individual unrealized loss as of September 30, 2008 represents other-than-temporary impairment. The unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio. In addition, at September 30, 2008, management had the positive intent and ability to hold these securities to recovery or maturity.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year, however, for 2008, the Bank plans to conduct sales from its student loan portfolio to the United States Department of Education during the fourth quarter. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding.

At December 31, 2007 and September 30, 2008, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $31.9 million at September 30, 2008 and $14.1 million at December 31, 2007. At September 30, 2008, loans held for sale were comprised of $28.8 million of student loans and $3.1 million of residential mortgages as compared to $11.4 million of student loans and $2.7 million of residential loans at December 31, 2007. The change was the result of originations of $65.1 million in new loans held for sale, offset by sales of $47.8 million of residential loans. Loans held for sale, as a percent of total assets, represented approximately 1.5% at September 30, 2008 and 0.7% at December 31, 2007.

Loans Receivable

During the first nine months of 2008, total gross loans receivable increased by $225.7 million, from $1.16 billion at December 31, 2007, to $1.38 billion at September 30, 2008. The growth was widespread across all loan categories. Gross loans receivable represented 82% of total deposits and 65% of total assets at September 30, 2008, as compared to 74% and 58%, respectively, at December 31, 2007.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 9/30/2008	% of Total	As of 9/30/2007	% of Total	$ Increase	% Increase
Commercial	$ 434,236	31%	$ 347,238	31%	$ 86,998	25%
Owner-Occupied	266,989	19	233,312	21	33,677	14
Total Commercial	701,225	50	580,550	52	120,675	21
Consumer / Residential	325,778	24	298,204	27	27,574	9
Commercial Real Estate	356,034	26	236,241	21	119,793	51
Gross Loans	1,383,037	100%	1,114,995	100%	$ 268,042	24%
Less: Allowance for loan losses	(13,888)		(10,673)
Net Loans	$ 1,369,149		$ 1,104,322

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at September 30, 2008, were $12.2 million, or 0.57%, of total assets as compared to $3.4 million, or 0.17%, of total assets at December 31, 2007. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $11.7 million at September 30, 2008 compared to $2.9 million at December 31, 2007. The increase is primarily associated with nineteen different credits, with more than half of the increase related to two borrowers. Foreclosed real estate totaled $535,000 at September 30, 2008 and $489,000 at December 31, 2007. At September 30, 2008, nineteen loans were in the nonaccrual commercial category ranging from $11,000 to $3,060,000 and nine loans were in the nonaccrual commercial real estate category ranging from $23,000 to $1,425,000. At December 31, 2007, nine loans were in the nonaccrual commercial category ranging from $11,000 to $140,000 and one loan was in the nonaccrual commercial real estate category for $177,000. Loans past due 90 days or more and still accruing totaled $33,000 at September 30, 2008 compared to $0 at December 31, 2007. Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio. Overall, asset quality, as measured in terms of nonperforming assets to total assets, coverage ratios and nonperforming assets to stockholders’ equity, remains relatively good.

Impaired loans requiring a specific allocation totaled $4.3 million at September 30, 2008. This was an increase of $3.0 million compared to impaired loans requiring a specific allocation at December 31,

2007. From December 31, 2007, there were fifteen loans added totaling $5.0 million to the loans requiring a specific allocation and twelve loans totaling $2.0 million that no longer required a specific allocation at September 30, 2008. Additional loans of $5.8 million, considered by our internal loan review department as potential problem loans at September 30, 2008, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure went from $ 10.6 million at June 30, 2008 to $5.8 million at September 30, 2008, representing a $4.8 millon decrease.

The table below presents information regarding nonperforming loans and assets at September 30, 2008 and 2007 and at December 31, 2007.

	Nonperforming Loans and Assets
(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans:
Commercial	$7,083	$534	$997
Consumer	164	57	57
Mortgage:
Construction	731	385	529
Real Estate	3,657	1,959	1,767
Total nonaccrual loans	11,635	2,935	3,350
Loans past due 90 days or more and still accruing	33	-	-
Renegotiated loans	-	-	-
Total nonperforming loans	11,668	2,935	3,350
Foreclosed real estate	535	489	390
Total nonperforming assets	$12,203	$3,424	$3,740
Nonperforming loans to total loans	0.84%	0.25%	0.30%
Nonperforming assets to total assets	0.57%	0.17%	0.19%
Nonperforming loan coverage	119%	366%	319%
Nonperforming assets / capital plus allowance for loan losses	10%	3%	3%

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ending		Year Ending	Nine Months Ending
(dollars in thousands)	September 30, 2008	September 30, 2007	December 31, 2007	September 30, 2008	September 30, 2007
Balance at beginning of period	$12,210	$10,358	$9,685	$10,742	$9,685
Provisions charged to operating expense	1,700	537	1,762	4,075	1,517
	13,910	10,895	11,447	14,817	11,202
Recoveries of loans previously charged-off:
Commercial	1	2	11	132	4
Consumer	1	9	53	24	23
Real Estate	-	-	8	-	8
Total recoveries	2	11	72	156	35
Loans charged-off:
Commercial	-	(207)	(634)	(884)	(469)
Consumer	(24)	(2)	(69)	(132)	(69)
Real Estate	-	(24)	(74)	(69)	(26)
Total charged-off	(24)	(233)	(777)	(1,085)	(564)
Net charge-offs	(22)	(222)	(705)	(929)	(529)
Balance at end of period	$13,888	$10,673	$10,742	$13,888	$10,673
Net charge-offs as a percentage of average loans outstanding	0.00%	0.02%	0.07%	0.07%	0.05%
Allowance for loan losses as a percentage of period-end loans	1.00%	0.96%	0.93%	1.00%	0.96%

The Company recorded provisions of $1.7 million to the allowance for loan losses during the third quarter of 2008, compared to $537,000 for the same period in 2007. Net charge-offs for the quarter totaled $22,000, or 0.00%, of average loans outstanding compared to $222,000, or 0.02%, for the same period last year.

The Company recorded provisions of $4.1 million to the allowance for loan losses during the first nine months of 2008, compared to $1.5 million for the first nine months of 2007. Net charge-offs for the first nine months of 2008 totaled $929,000, or 0.07%, of average loans outstanding vs. $529,000, or 0.05%, for the first nine months of 2007. The allowance for loan losses as a percentage of total loans receivable was 1.00% at September 30, 2008, compared to 0.93% at December 31, 2007. Primarily due to the increased provision for loan losses throughout the first nine months of 2008.

Restricted Investments in Bank Stock

During the first nine months of 2008, restricted investments in Bank stock increased by $888,000, or 5%, from $18.2 million at December 31, 2007 to $19.1 million at September 30, 2008. The primary increase was in the balance of the Federal Reserve Bank Stock needed as part of being a nationally chartered bank.

Premises and Equipment

During the first nine months of 2008, premises and equipment decreased by $2.8 million, or 3%, from $89.3 million at December 31, 2007 to $86.5 million at September 30, 2008. The decrease was due to depreciation and amortization on existing assets of $3.8 million, partially offset by purchases of $968,000 and the disposition of office equipment of $49,000.

Other Assets

Other assets increased by $5.6 million from December 31, 2007 to September 30, 2008 primarily the result of an increase in net deferred tax assets due to the increase in unrealized losses on the available for sale investment portfolio.

Deposits

Total deposits at September 30, 2008 were $1.69 billion, up $128.9 million from total deposits of $1.56 billion at December 31, 2007. During the first nine months of 2008, management continued its strategy that it began in 2007 not to match certain “high rate” pricing on deposits which continues to be present in our marketplace. As a result, we have experienced some runoff of such higher rate deposit balances although this pricing discipline has served to stabilize and even lower our deposit cost of funds, thereby helping to increase net interest income and improve our net interest margin. Core deposits totaled $1.68 billion at September 30, 2008, compared to $1.55 billion at December 31, 2007. During the first nine months of 2008, core consumer deposits increased $76.3 million, or 13%, core commercial deposits increased $87.1 million while core government deposits decreased by $30.7 million. Total noninterest bearing deposits increased by $7.0 million, from $271.9 million at December 31, 2007 to $278.9 million at September 30, 2008.

The average balances and weighted average rates paid on deposits for the first nine months of 2008 and 2007 are presented in the table below.

	Nine Months Ending September 30,
	2008		2007
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$277,212		$270,346
Interest-bearing (money market and checking)	719,092	1.66%	693,072	3.68%
Savings	347,100	1.19	375,575	2.53
Time deposits	204,446	3.63	206,668	4.29
Total deposits	$1,547,850		$1,545,661

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At September 30, 2008, short-term borrowings totaled $230.7 million as compared to $178.2 million at September 30, 2007 and $217.3 million at December 31, 2007. The average rate paid on the short-term borrowings was 2.54% during the first nine months of 2008, compared to an average rate paid of 5.30% during the first nine months of 2007. The decreased rate paid on the borrowings is a direct result of the decreases in short-term interest rates implemented by the Federal Reserve Board during the second half of 2007 and the first nine months of 2008 as previously discussed in this Form 10-Q.

Long-Term Debt

Long-term debt totaled $79.4 million at September 30, 2008, December 31, 2007 and September 30, 2007. Our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg

Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as longer-term borrowings through the FHLB of Pittsburgh. At September 30, 2008, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29% and a $25.0 million borrowing with a 2 year maturity and a three month conversion term at an initial interest rate of 4.49%.

Stockholders’ Equity and Capital Adequacy

At September 30, 2008, stockholders’ equity totaled $114.1 million, up $1.7 million from stockholders’ equity of $112.3 million at December 31, 2007. Stockholders’ equity at September 30, 2008 included $14.3 million of unrealized losses, net of income taxes, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $12.2 million, or 10%, from $116.2 million at December 31, 2007, to $128.4 million at September 30, 2008 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on total assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2008, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	September 30, 2008	December 31, 2007	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.84%	10.02%	4.00%	6.00%
Risk-based Total	10.72	10.77	8.00	10.00
Leverage ratio (to average assets)	7.55	7.24	3.00 - 4.00	5.00

The consolidated capital ratios of Pennsylvania Commerce Bancorp, Inc. at September 30, 2008 were as follows: leverage ratio of 7.58%, Tier 1 capital to risk-weighted assets of 9.87% and total capital to risk-weighted assets of 10.75%.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point (“bp”) increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The 100 basis point decrease scenario represents a change in risk measurement adopted by management last quarter. For the time period September 2005 through March 2008, management used a 200 basis point decrease as its risk measurement analytic due to the higher level of short-term interest rates. As a result of decreases in short-term interest rates totaling 325 bps between December 31, 2006 and September 30, 2008, management feels that a scenario monitoring a 200 basis point decrease in interest rates from their current level is no longer feasible, and a 100 basis point decreasing interest rate scenario is more appropriate going forward.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 200 or minus 100 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at September 30, 2008 of a plus 200 and minus 100 basis point (bp) change in interest rates to the impact at September 30, 2007 in the same scenarios.

	September 30, 2008		September 30, 2007
	12 Months	24 Months	12 Months	24 Months
Plus 200	(1.8)%	(1.0)%	(3.8)%	(3.1)%
Minus 100	0.7	0.8	2.8	2.3
Minus 200	-	-	5.0	4.0

The forecasted net interest income variability in all interest rate scenarios indicate levels of future interest rate risk within the acceptable parameters per the policies established by ALCO. Management continues to evaluate strategies in conjunction with the Company’s ALCO to effectively manage the interest rate risk position. Such strategies could include purchasing floating rate investment securities to collateralize growth in government deposits, altering the mix of deposits by product, utilizing risk management instruments such as interest rate swaps and caps, or extending the maturity structure of the Bank’s short-term borrowing position.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario and then compares the excess of market value over book value given an immediate 200 bp increase or 100 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 40% or more of the excess of market value over book value in the current rate scenario. The revised risk parameter reflects management’s historical practice of implementing strategies that limit the Company’s exposure to market valuation fluctuations. At September 30, 2008, the market value of equity indicates an acceptable level of interest rate risk.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2008 provide an accurate assessment of our interest rate risk. At September 30, 2008, the average life of our core deposit transaction accounts was 7.0 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At September 30, 2008, our total potential liquidity through these secondary sources was $521.8 million, of which $241.2 million was currently available, as compared to $426.8 million available out of our total potential liquidity of $694.2 million at December 31, 2007. The decrease in potential liquidity through the secondary sources is due to various factors. Primarily, the reduction relates to a change in policy at the Federal Home Loan Bank (FHLB) on how the Bank’s assets are weighted in the maximum borrowing capacity with the FHLB. Additionally, due to general economic conditions and their own liquidity needs, one of the Bank’s secondary sources has temporarily limited all of its correspondent bank’s access to established federal funds lines of credit. This reduced our availability from a secondary source by $25 million at September 30, 2008. These changes did not have an impact on the operations of the Company.

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

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that their Disclosure Controls or their “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all errors and all fraud. The Company’s Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.                      Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.                      Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1A.                      Risk Factors.

No material changes to report for the quarter ending September 30, 2008 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 previously filed with the SEC.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ending September 30, 2008.

Item 3.                      Defaults Upon Senior Securities.

No items to report for the quarter ending September 30, 2008.

Item 4.                      Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ending September 30, 2008.

Item 5.                      Other Information.

No items to report for the quarter ending September 30, 2008.

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

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

11/10/08	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/10/08	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002