Form 10-K
period 2008-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2009-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.[ ] Yes   [X] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2008, was $107,250,855.

The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 27, 2009 was 6,488,241.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PENNSYLVANIA COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

			Page
Part I.
	Item 1.	Business	1
	Item 1A.	Risk Factors	9
	Item 1B.	Unresolved Staff Comments	12
	Item 2.	Properties	12
	Item 3.	Legal Proceedings	12
	Item 4.	Submission of Matters to a Vote of Security Holders	13
Part II.
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	13
	Item 6.	Selected Financial Data	15
	Item 7.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 8.	Financial Statements and Supplementary Data	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 9.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure (This item is omitted since it is not applicable)	16
	Item 9A.	Controls and Procedures	16
	Item 9B.	Other Information	19
Part III.
	Item 10.	Directors, Executive Officers and Corporate Governance	19
	Item 11.	Executive Compensation	19
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	19
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
	Item 14.	Principal Accounting Fees and Services	19
Part IV.
	Item 15.	Exhibits, Financial Statement Schedules	19
		Signatures

Part I.

Item1.                    Business

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, including those discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

•
Company’s ability to successfully transition all services currently provided to it, by TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.) to the Company’s new service provider, Fiserv Solutions, Inc.

•	the receipt of a $6 million fee from TD Bank if the transition of all services is completed by the required dates as called for in the Transition Agreement between the two parties;

•
whether the transactions contemplated by the merger agreement with Republic First will be approved by the shareholders of both companies and by the applicable federal, state and local regulatory authorities;

•
the Company’s ability to complete the proposed merger with Republic First Bancorp, Inc., to integrate successfully Republic First’s assets, liabilities, customers, systems and management personnel into the Company’s operations, and to realize expected cost savings and revenue enhancements within expected timeframes;

•
the possibility that expected Republic First merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at the effective date of the merger and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	adverse changes in the Company’s or Republic First’s loan portfolios and the resulting credit risk-related losses and expenses;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•
general economic or business conditions, either nationally, regionally or in the communities in which either the Company or Republic First does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

•	continued levels of loan quality and volume origination;

•	the adequacy of loss reserves;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;

•	unanticipated regulatory or judicial proceedings;

•	interest rate, market and monetary fluctuations;

•	the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	effect of terrorists attacks and threats of actual war;

•	and the success of the Company at managing the risks involved in the foregoing.

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.  The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.  For information, concerning events or circumstances after the date of this report, refer to the Company’s filings with the Securities and Exchange Commission (“SEC”).

General

Pennsylvania Commerce Bancorp, Inc. (the “Company”) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg (the “Bank”) the Company’s wholly owned banking subsidiary. On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $5 million of the Trust Capital Securities qualifies as Tier 1 capital for regulatory capital purposes. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II (“Trust II”), a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and  all $8 million of the Trust Capital Securities qualifies as Tier 1 capital for regulatory capital purposes.  On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III (“Trust III”), a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $15 million of the Trust Capital securities qualifies as Tier 1 Capital for regulatory capital purposes.

Pursuant to a Transition Agreement with TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.), which terminated the Network Agreement and Master Services Agreement with Commerce Bank N.A. (now known as TD Bank, N.A.), the Company has a non exclusive royalty free license until September 30, 2009 to continue using the name “Commerce Bank” and, subject to certain limitations, the red “C” logo, within its primary service area. Under the Transition Agreement, certain services provided under the Master Services Agreement were continued until July 15, 2009 or at the Bank’s option, until August 15, 2009, and certain tail services until August 15, 2009.  The Bank has entered into a master agreement with Fiserv Solutions, Inc. to provide many of the administrative and data processing services that have been provided by TD Bank. For additional information concerning TD Bank and the transition to Fiserv as a service provider, refer to the discussion in Item 1A “Risk Factors” included in this annual report on Form 10-K.

On November 10, 2008, we announced that we entered into a plan of merger, to acquire Republic First Bancorp, Inc. (“Republic First”) headquartered in Philadelphia, PA.  Republic First, with total assets of approximately $952.0 million as of December 31, 2008, will be merged with and into Pennsylvania Commerce and the combined company will be renamed Metro Bancorp, Inc.  This transaction is expected to close in the second quarter 2009, subject to regulatory and shareholder approval for both companies.

As of December 31, 2008, the Company had approximately $2.1 billion in assets, $1.6 billion in deposits, $1.5 billion in total net loans (including loans held for sale), and $114 million in stockholders’ equity. The Bank has applied to be a member of the Federal Reserve System.  Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) to the fullest extent permitted by law.  The Company’s total revenues (net interest income plus noninterest income) were $104.1 million and the Company recorded $12.9 million in net income for the year ended December 31, 2008.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (800) 653-6104.

As of December 31, 2008, the Company had 1,077 employees, of which 789 were full-time employees. Management believes the Company’s relationship with its employees is good.

Commerce Bank/Harrisburg

The Company has one reportable segment, consisting of Commerce Bank/Harrisburg (the Bank), as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 included at Item 8 of this Report.

On July 13, 1984, the Bank filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking. On September 7, 1984, the Bank was granted preliminary approval of its application, and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

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

On June 3, 2008, Commerce Bank/Harrisburg, N.A. filed an application to convert from a national charter to a state-chartered banking institution with the Pennsylvania Department of Banking. On November 7, 2008, the Pennsylvania Department of Banking approved the application of Commerce Bank/Harrisburg, N.A. to convert from a national bank charter to a state bank charter. As a result of the conversion to a state chartered bank, Commerce Bank/Harrisburg will now be supervised jointly by the Pennsylvania Department of Banking and the FDIC. The Company will continue to be supervised by the Federal Reserve Bank, which supervises all bank holding companies.

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

The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. While the Company has not yet announced plans to open any new stores in 2009 it does intend to continue to open multiple stores over the next several years. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 18 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

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

In commercial transactions, the Bank’s legal lending limit to a single borrower (approximately $26.4 million as of December 31, 2008) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is lower than that of some of the Bank’s competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financing in excess of these limits.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions.  As of the end of 2008, all participations totaled approximately $32.1 million.  Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

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

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Banks chartered under the Pennsylvania Banking Code are generally permitted to engage in the same types of activities that are permissible for national banks. Except for the increase in competitive pressures faced by all banking organizations that is a likely consequence of the Act, the Company believes that the legislation and implementing regulations are likely to have a more immediate impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities. Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed prudential safeguards on affiliations among banking and non-banking companies in a holding company organization.

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended and to supervision and examination by the Federal Reserve Bank (“FRB”). Under the Bank Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2008, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in Item 8 in this annual report on Form 10-K.

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

The Bank

The Bank became a state-chartered bank on November 7, 2008, following approval by the Pennsylvania Department of Banking of the Bank’s application to convert from a national bank charter to a state bank charter. As a nationally chartered bank, the Bank had been subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The Bank is now supervised jointly by the Pennsylvania Department of Banking and the FDIC. The Bank has applied to be a member of the Federal Reserve System. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the payment of dividends to the Company, extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.  The approval of these agencies is required for the establishment of additional store offices.

Under the Federal Deposit Insurance Act, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days’ prior written notice to the FDIC. Under this Act and its regulations, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the Common Stock. The FDIC is empowered to disapprove any such acquisition of control.

The amount of funds that the Bank may lend to a single borrower is limited generally under the Pennsylvania Banking Code of 1965 to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

The FDIC has authority under the Financial Institutions Supervisory Act to prohibit state banks from engaging in any activity, which, in the FDIC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses.  The Federal Reserve Board has similar authority with respect to the Company.

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

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We anticipate that our existing capital will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth.  Our ability to raise additional capital, if needed, will depend on our financial performance and on conditions in the capital markets at that time, which are outside of our control. The current financial crisis affecting the banking system and financial markets, which has resulted in a tightening in the credit markets, could have an adverse effect on our ability to raise additional capital.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on acceptable terms. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.

Unfavorable economic and market conditions due to the current global financial crisis may adversely affect our financial position and results of operations.

Economic and market conditions in the United States and around the world have deteriorated significantly and may remain depressed for the foreseeable future.  Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets.  These economic developments could have various effects on our business, including insolvency of major customers, an unwillingness of customers to borrow or to repay funds already borrowed and a negative impact on the investment income we are able to earn on our investment portfolio.  The potential effects of the current global financial crisis are difficult to forecast and mitigate.  As a consequence, our operating results for a particular period are difficult to predict.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed.  Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated.

The cost of re-naming and re-branding the Company and the Bank and transitioning certain services from TD Bank to Fiserv may be more costly than anticipated.

Prior to December 30, 2008, the Company and the Bank were parties to a Network Agreement and Master Services Agreement with Commerce Bank N.A. (now known as TD Bank, N.A.).  The Network Agreement granted the Company and the Bank the right to use the name “Commerce Bank” together with trademarks and service marks which have been registered by Commerce Bank N.A. and previously utilized in connection with its banking business including, but not limited to, the red “C” logo.  Under the Master Services Agreement, TD Bank performed a broad range of administrative and data processing services for the Bank for which the Bank paid various services fees.  The Network Agreement and the Master Services Agreement and Addenda were terminated as of December 30, 2008 when the parties executed a Transition Agreement.  Under the Transition Agreement, certain services provided under the Master Services Agreement were continued until July 15, 2009 or at the Bank’s option, until August 15, 2009, and certain tail services until August 15, 2009.  The Bank has entered into a Master Agreement with Fiserv Solutions, Inc. to provide many of the administrative and data processing services presently provided by TD Bank.  If all services provided by TD Bank under the Transition Agreement (except tail services) are terminated on or before July 15, 2009, and if all tail services terminate by or on August 15, 2009, TD Bank will pay the Bank an incentive fee in the amount of $6,000,000.  However, if all services other than tail services terminate on or after July 16, 2009 but on or before August 15, 2009 and if all tail services terminate on or before August 15, 2009, the incentive fee will be reduced to $3,250,000.  If these deadlines are not met by the Bank, TD Bank will pay no incentive fee.  The Transition Agreement also grants the Company and the Bank a non exclusive royalty free license until September 30, 2009 to continue using the name “Commerce Bank” and, subject to certain limitations, the red “C” logo, each in the same form and manner consistent with past practice.   By September 30, 2009, the Company intends to change its name to Metro Bancorp, Inc. and both the Bank and Republic First Bancorp, Inc. (Republic First) will re-brand their banking business as Metro Bank and use as their new primary trademark a red “M” logo.  Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Metro” and the letter “M” as part of a trademark or trade name.  As such, we face potential objections to our use of these marks.  If there are any objections, we may incur additional costs to defend our use, and may be required to further re-brand our banking business.  If the transition and conversion process does not proceed as planned, we may receive no incentive fee from TD Bank and incur additional costs.

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2008, the average daily trading volume for our common stock was approximately 12,400 shares.

The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities. Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities. As of December 31, 2008, there were 6,446,421 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of December 31, 2008, we had the authority to issue up to approximately 781,786 shares of our common stock under our stock option plans and 255,000 shares under our Dividend Reinvestment and Stock Purchase Plan.

Our executive officers, directors and other five percent or greater shareholders own a significant percentage of our company, and could influence matters requiring approval by our shareholders.

As of December 31, 2008, our executive officers and directors as a group owned and had the right to vote approximately 24.4% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 20.1% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Pennsylvania Commerce.

Item1B.  Unresolved Staff Comments

None.

Item2. Properties

As of December 31, 2008, the Company owned 18 properties and leased 24 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Berks, Dauphin, Lebanon, Lancaster, and York.

Item3.  Legal Proceedings

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. The Company is not required to make any disclosures pursuant to Section 6707A(e) of the Internal Revenue Code.

Item4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

Part II.

Item5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pennsylvania Commerce Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol COBH.  The table below sets forth the prices on the NASDAQ Global Select Market known to us for the period beginning January 1, 2007 through December 31, 2008.  As of December 31, 2008, there were approximately 2,200 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2008	$31.00	$22.23
September 30, 2008	33.82	20.81
June 30, 2008	29.39	24.01
March 31, 2008	27.92	23.79
December 31, 2007	$33.11	$27.46
September 30, 2007	31.65	22.35
June 30, 2007	29.28	25.20
March 31, 2007	29.26	26.09

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

The holders of Common Stock of the Company are entitled to receive dividends as may be declared by the Board of Directors with respect to the Common Stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its Common Stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company.  Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare dividends in one year in excess of retained earnings subject to risk based capital requirements.

The ability of the Company to pay dividends on its Common Stock in the future will depend on the earnings and the financial condition of the Bank and the Company. The Company’s ability to pay dividends will be subject to the prior payment by the Company of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

Information concerning securities authorized for issuance under equity compensation plans is set forth in Footnote 14 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s Common Stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2004 to December 31, 2008. This graph is included in the Company’s 2008 Annual Report to Shareholders after Table 12 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2008	2007	2006	2005	2004

Balance Sheet Data:
Total assets		$2,140,527	$1,979,011	$1,866,483	$1,641,121	$1,277,367
Loans held for sale		41,148	14,143	15,346	10,585	14,287
Loans receivable (net)		1,423,064	1,146,629	973,033	815,439	638,496
Securities available for sale		341,656	387,166	392,058	380,836	314,065
Securities held to maturity		152,587	257,467	319,628	306,266	209,917
Federal funds sold		0	0	0	0	12,000
Deposits		1,633,985	1,560,896	1,616,777	1,371,062	1,160,547
Short-term borrowings and long-term debt		379,525	296,735	142,200	171,500	13,600
Stockholders' equity		114,470	112,335	101,108	91,643	85,039

Income Statement Data:
Net interest income		$78,705	$59,492	$52,791	$50,905	$46,585
Provision for loan losses		7,475	1,762	1,634	1,560	2,646
Noninterest income		25,433	22,823	18,752	14,156	11,296
Noninterest operating expenses		77,909	70,807	59,294	50,403	42,466
Income before income taxes		18,754	9,746	10,615	13,098	12,769
Net income		12,901	7,001	7,254	8,817	8,591

Common Share Data:
Net income per share:	Basic	$2.02	$1.11	$1.18	$1.47	$1.75
	Diluted	1.97	1.07	1.12	1.38	1.63
Book value per share		17.60	17.63	16.27	15.07	14.31

Selected Ratios:
Performance:
Return on average assets		0.64%	0.36%	0.41%	0.61%	0.73%
Return on average stockholders' equity		11.42	6.59	7.58	9.91	14.78
Net interest margin		4.09	3.30	3.18	3.77	4.28

Liquidity and Capital:
Average loans to average deposits		85.07%	69.90%	62.52%	58.87%	57.20%
Average stockholders' equity to average total assets		5.57	5.52	5.40	6.12	4.96
Risk based capital:	Tier 1	9.67	10.03	10.00	9.79	11.57
	Total	10.68	10.78	10.72	10.61	12.49
Leverage ratio		7.52	7.26	7.31	6.69	7.79

Asset Quality:
Net charge-offs to average loans outstanding		0.11%	0.07%	0.13%	0.02%	0.14%
Non-performing loans to total year-end loans		1.88	0.25	0.34	0.31	0.13
Non-performing assets to total year-end assets		1.30	0.17	0.19	0.16	0.11
Allowance for loan losses to total year-end loans		1.16	0.93	0.99	1.12	1.21
Allowance for loan losses to non-performing loans		62	366	287	364	916

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  8.  Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  9.Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item  9A.  Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2008 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

We, as management of Pennsylvania Commerce Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for liability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of Internal Control – Integrated Framework.

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2008, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

      /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

      /s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 12, 2009

Item  9B.  Other Information

None.

Part  III.

Item 10.   Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

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

Item 11.  Executive Compensation

Information responsive to this item is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

Item  14.  Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2009.

Part IV.

Item  15.  Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3)	List of Exhibits:

2.1
Agreement and Plan of Merger dated as of November 7, 2008 between Pennsylvania Commerce Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008).

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

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2.
Transition Agreement by and between TD Bank, N.A. and Commerce Bancorp LLC on the one hand and Commerce Bank/Harrisburg and Pennsylvania Commerce Bancorp, Inc., on the other hand, effective as of December 30, 2008

10.3.	The Company’s 1990 Directors Stock Option Plan, as amended November 21, 2008 *

10.4.	The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 *

10.5.	The Company’s 2001 Directors Stock Option Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*

10.6.
Description of base salaries and discretionary cash bonuses awarded to the Company’s named executive officers, effective November 3, 2008, is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008*

10.7.
Description of base salaries for 2009 and bonuses and discretionary option awards to the Company’s named executive officers for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2009*

10.9.	The Company’s 2006 Employee Stock Option, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*

10.10	Employment Agreement dated February 23, 2009 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.11	Employment Agreement dated February 23, 2009 with Mark A. Zody (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.12
Form of Employment Agreement February 23, 2009 with Messrs. Mark A. Ritter, D. Scott Huggins and James R. Ridd (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

11.	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2008 Annual Report to Shareholders and is incorporated by reference herein.)

13.	Pennsylvania Commerce Bancorp, Inc. 2008 Annual Report to Shareholders

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

Pennsylvania Commerce Bancorp, Inc. (Registrant)

Date: March 16, 2009	By /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: March 16, 2009	By /s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2009
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2009

James R. Adair

/s/ John J. Cardello	Director	March 16, 2009

John J. Cardello

/s/ Jay W. Cleveland, Jr.	Director	March 16, 2009

Jay W. Cleveland, Jr.

/s/ Douglas S. Gelder	Director	March 16, 2009

Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2009

Alan R. Hassman

/s/ Howell C. Mette	Director	March 16, 2009

Howell C. Mette

/s/ Michael A. Serluco	Director	March 16, 2009

Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 16, 2009

Samir J. Srouji, M.D.