Form 10-K/A
period 2008-12-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2009-04-30
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends our Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 16, 2009 (the “original 2008 Form 10-K”).  This Form 10-K/A includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14).   Our original 2008 Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2009.

This Form 10-K/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the original 2008 Form 10-K.  No other items in the original 2008 Form 10-K are amended hereby.  This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

PENNSYLVANIA COMMERCE BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

			Page
Part I.
	Item 1.	Business	1
	Item 1A.	Risk Factors	9
	Item 1B.	Unresolved Staff Comments	12
	Item 2.	Properties	12
	Item 3.	Legal Proceedings	12
	Item 4.	Submission of Matters to a Vote of Security Holders	13
Part II.
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	13
	Item 6.	Selected Financial Data	15
	Item 7.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 8.	Financial Statements and Supplementary Data	16
		(The information required by this item is incorporated by reference from the
		Company’s 2008 Annual Report.)
	Item 9.	Changes In and Disagreements with Accountants on Accounting and
		Financial Disclosure (This item is omitted since it is not applicable)	16
	Item 9A.	Controls and Procedures	16
	Item 9B.	Other Information	19
Part III.
	Item 10.	Directors, Executive Officers and Corporate Governance	19
	Item 11.	Executive Compensation	22
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	37
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
	Item 14.	Principal Accounting Fees and Services	44
Part IV.
	Item 15.	Exhibits, Financial Statement Schedules	45
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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, including those discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements:

•
the Company’s ability to successfully transition all services currently provided to it, by TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.) to the Company’s new service provider, Fiserv Solutions, Inc.;

•	the receipt of a $6 million fee from TD Bank if the transition of all services is completed by the required dates as called for in the Transition Agreement between the two parties;

•	whether the transactions contemplated by the merger agreement with Republic First will be approved by the applicable federal, state and local regulatory authorities;

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

On November 10, 2008, we announced that we entered into a plan of merger, to acquire Republic First Bancorp, Inc. (“Republic First”) headquartered in Philadelphia, PA.  Republic First, with total assets of approximately $952.0 million as of December 31, 2008, will be merged with and into Pennsylvania Commerce and the combined company will be renamed Metro Bancorp, Inc.  This transaction is expected to close in the second quarter 2009, subject to regulatory approval for both companies.

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

The cost of renaming and rebranding the Company and the Bank and transitioning certain services from TD Bank to Fiserv may be more costly than anticipated.

Prior to December 30, 2008, the Company and the Bank were parties to a Network Agreement and Master Services Agreement with Commerce Bank N.A. (now known as TD Bank, N.A.).  The Network Agreement granted the Company and the Bank the right to use the name “Commerce Bank” together with trademarks and service marks which have been registered by Commerce Bank N.A. and previously utilized in connection with its banking business including, but not limited to, the red “C” logo.  Under the Master Services Agreement, TD Bank performed a broad range of administrative and data processing services for the Bank for which the Bank paid various services fees.  The Network Agreement and the Master Services Agreement and Addenda were terminated as of December 30, 2008 when the parties executed a Transition Agreement.  Under the Transition Agreement, certain services provided under the Master Services Agreement were continued until July 15, 2009 or at the Bank’s option, until August 15, 2009, and certain tail services until August 15, 2009.  The Bank has entered into a Master Agreement with Fiserv Solutions, Inc. to provide many of the administrative and data processing services presently provided by TD Bank.  If all services provided by TD Bank under the Transition Agreement (except tail services) are terminated on or before July 15, 2009, and if all tail services terminate by or on August 15, 2009, TD Bank will pay the Bank an incentive fee in the amount of $6,000,000.  However, if all services other than tail services terminate on or after July 16, 2009 but on or before August 15, 2009 and if all tail services terminate on or before August 15, 2009, the incentive fee will be reduced to $3,250,000.  If these deadlines are not met by the Bank, TD Bank will pay no incentive fee.  The Transition Agreement also grants the Company and the Bank a non exclusive royalty free license until September 30, 2009 to continue using the name “Commerce Bank” and, subject to certain limitations, the red “C” logo, each in the same form and manner consistent with past practice.   By September 30, 2009, the Company intends to change its name to Metro Bancorp, Inc. and both the Bank and Republic First Bancorp, Inc. (Republic First) will rebrand their banking business as Metro Bank and use as their new primary trademark a red “M” logo.  Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Metro” and the letter “M” as part of a trademark or trade name.  As such, we face potential objections to our use of these marks.  If there are any objections, we may incur additional costs to defend our use, and may be required to further rebrand our banking business.  If the transition and conversion process does not proceed as planned, we may receive no incentive fee from TD Bank and incur additional costs.

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

In addition, as of December 31, 2008, we had the authority to issue up to approximately 781,786 shares of our common stock under our stock option plans and 254,801 shares under our Dividend Reinvestment and Stock Purchase Plan.

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

The holders of Common Stock of the Company are entitled to receive dividends as may be declared by the Board of Directors with respect to the Common Stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its Common Stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company.  Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare dividends in one year in excess of retained earnings subject to risk-based capital requirements.

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

Item 6. Selected Financial Data

Pennsylvania Commerce Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2008	2007	2006	2005	2004

Balance Sheet Data:
Total assets		$2,140,527	$1,979,011	$1,866,483	$1,641,121	$1,277,367
Loans held for sale		41,148	14,143	15,346	10,585	14,287
Loans receivable (net)		1,423,064	1,146,629	973,033	815,439	638,496
Securities available for sale		341,656	387,166	392,058	380,836	314,065
Securities held to maturity		152,587	257,467	319,628	306,266	209,917
Federal funds sold		0	0	0	0	12,000
Deposits		1,633,985	1,560,896	1,616,777	1,371,062	1,160,547
Short-term borrowings and long-term debt		379,525	296,735	142,200	171,500	13,600
Stockholders' equity		114,470	112,335	101,108	91,643	85,039

Income Statement Data:
Net interest income		$78,705	$59,492	$52,791	$50,905	$46,585
Provision for loan losses		7,475	1,762	1,634	1,560	2,646
Noninterest income		25,433	22,823	18,752	14,156	11,296
Noninterest operating expenses		77,909	70,807	59,294	50,403	42,466
Income before income taxes		18,754	9,746	10,615	13,098	12,769
Net income		12,901	7,001	7,254	8,817	8,591

Common Share Data:
Net income per share:	Basic	$2.02	$1.11	$1.18	$1.47	$1.75
	Diluted	1.97	1.07	1.12	1.38	1.63
Book value per share		17.60	17.63	16.27	15.07	14.31

Selected Ratios:
Performance:
Return on average assets		0.64%	0.36%	0.41%	0.61%	0.73%
Return on average stockholders' equity		11.42	6.59	7.58	9.91	14.78
Net interest margin		4.09	3.30	3.18	3.77	4.28

Liquidity and Capital:
Average loans to average deposits		85.07%	69.90%	62.52%	58.87%	57.20%
Average stockholders' equity to average total assets		5.57	5.52	5.40	6.12	4.96
Risk-based capital:	Tier 1	9.67	10.03	10.00	9.79	11.57
	Total	10.68	10.78	10.72	10.61	12.49
Leverage ratio		7.52	7.26	7.31	6.69	7.79

Asset Quality:
Net charge-offs to average loans outstanding		0.11%	0.07%	0.13%	0.02%	0.14%
Non-performing loans to total year-end loans		1.88	0.25	0.34	0.31	0.13
Non-performing assets to total year-end assets		1.30	0.17	0.19	0.16	0.11
Allowance for loan losses to total year-end loans		1.16	0.93	0.99	1.12	1.21
Allowance for loan losses to non-performing loans		62	366	287	364	916

Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2009.

Item  7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2009.

Item  8.  Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the Company’s 2008 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2009.

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

Item  9B.  Other Information

None.

Part  III.

Item 10.   Directors, Executive Officers and Corporate Governance

The Company’s Bylaws provide that the Board of Directors will consist of not less than five nor more than twenty-five directors and that all directors will be elected at each annual meeting of shareholders and will serve for a one-year term or until their successors have been duly qualified and elected.

The following table shows the name, age, positions with the Company and the Bank and length of board service for each director.

Name & Age	Position with the Company and the Bank	Director Since

Gary L. Nalbandian, 66	Chairman, President and CEO of the Company and the Bank	1985

James R. Adair, 61	Director of the Company and the Bank	2001

John J. Cardello, CPA, 48	Director of the Company and the Bank	2004

Jay W. Cleveland, Jr., 42	Director of the Company and the Bank	2007

Douglas S. Gelder, 59	Director of the Company and the Bank	1988

Alan R. Hassman, 69	Director of the Company and the Bank	1985

Howell C. Mette, Esquire, 81	Director of the Company and the Bank	1985

Michael A. Serluco, 68	Director of the Company and the Bank	1985

Samir J. Srouji, M.D., 72	Director of the Company and the Bank	1985

Except as otherwise stated below, the principal occupation indicated has been the person’s principal occupation for at least the last five years, based upon information furnished by the nominees.

Gary L. Nalbandian.  Mr. Nalbandian, a director of the Bank since 1985 and of the Company since 1999, has been Chairman of the Bank since 1985 and the Company since 1999.  Mr. Nalbandian has been President/CEO of the Bank and the Company since February 15, 2002.  Mr. Nalbandian has also been the Vice President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co. (NAI/CIR), Wormleysburg, PA since 2002.

James R. Adair.  Mr. Adair, a director of the Bank and of the Company since 2001, is the Owner of Adair Construction Services.

John J. Cardello, CPA.  Mr. Cardello, a director of the Bank and of the Company since 2004, is a Partner at Seligman, Friedman and Company, P.C., in York, PA, which engages in the accounting and consulting business.

Jay W. Cleveland, Jr.  Mr. Cleveland, a director of the Bank and of the Company since 2007, is the President and CEO of Cleveland Brothers Equipment Company (a Caterpillar dealer) in Murraysville, PA.

Douglas S. Gelder.  Mr. Gelder, a director of the Bank since 1988 and of the Company since 1999, is the President and Owner of DSG Development (a land development company) in Hershey, PA.

Alan R. Hassman.  Mr. Hassman, a director of the Bank since 1985 and of the Company since 1999, is the President of ARH, Inc. and Keystone Lodging Enterprises, in Camp Hill, PA, which engages in the restaurant and hotel business.

Howel1 C. Mette, Esquire.  Mr. Mette, a director of the Bank since 1985 and of the Company since 1999, is a shareholder in the law firm, Mette, Evans & Woodside in Harrisburg, PA.

Michael A. Serluco. Mr. Serluco, a director of the Bank since 1985 and of the Company since 1999 is the owner of Consolidated Properties in Wormleysburg, PA, which engages in the business of real estate investment.

Samir J. Srouji, M.D.  Dr. Srouji, a director of the Bank since 1985 and of the Company since 1999 is a physician-surgeon at Plastic Surgery, P.C., in Camp Hill, PA.

EXECUTIVE OFFICERS

The following table shows the name, age, position, and business experience for the past five years of each of the Company’s executive officers as of December 31, 2008 determined in accordance with the rules and regulations of the SEC.

		Positions with the Company and/or its Subsidiaries
Name	Age	Principal Occupation

Gary L. Nalbandian	66	Chairman, President and CEO of the Company and the Bank.

Mark A. Zody, CPA	45	Executive Vice President and Chief Financial Officer
		of the Company and the Bank.

Rory G. Ritrievi	45	Executive Vice President and Market President of the Company
		and the Bank since June 2007; Executive Vice President and
		Chief Lending Officer of the Company and the Bank since
		November 1999.[1]

Mark A. Ritter	48	Exective Vice President and Chief Operating Officer of the Company
		and the Bank since October 2007. Prior to joining the Company in October
		2007, Mr. Ritter was the President and CEO of Sterling Financial Trust
		Company from 2001 to October 2007.

James R. Ridd	47	Senior Vice President and Chief Credit Officer of the Company and
		the Bank since October 2004; Senior Vice President and Senior
		Credit Officer of the Company and the Bank since January 2002.

D. Scott Huggins	59	Senior Vice President and Chief Risk Officer of the Company and
		the Bank since December 2004. Prior to joining the Company in December
		2004, Mr. Huggins was Senior Vice President/Chief Auditor of Fulton
		Finanical Corporation from August 1999 to December 2004.

[1]	Mr. Ritrievi terminated his employment with the Company and the Bank as of February 23, 2009.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors, executive officers and persons who own more than 10% of our common stock must file reports with the SEC indicating the number of shares of the Company’s common stock they beneficially own and changes in the beneficial ownership.  All such persons are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2008, we believe all Section 16(a) filing requirements applicable to these persons were timely complied with, except that (a) Douglas S. Gelder inadvertently filed a Form 4 late in connection with the purchase of shares of common stock and, (b) due to an error in communicating to the individual assigned to assist insiders in filing such reports, all of the Forms 4 that were required to be filed by each director and executive officer in connection with the yearly award of options by the Compensation Committee at its February 22, 2008 meeting were filed one day late.

CORPORATE GOVERNANCE

The corporate governance policies of the Company are set forth in the Corporate Governance Guidelines approved by the Board of Directors. The Corporate Governance Guidelines include information regarding the functions, responsibilities, qualifications and composition of the Board of Directors and other matters.  A copy of the Corporate Governance Guidelines, as approved by the Board of Directors can be found on the Company’s website at www.commercepc.com, under the “Investor Relations” section in “Corporate Governance Highlights” and is available in print to any shareholder requesting a copy by writing to the Corporate Secretary at the following address: 3801 Paxton Street, Harrisburg, PA 17111.

The Board of Directors of the Company has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are John J. Cardello (Chairman), Douglas S. Gelder, James R. Adair, Jay W. Cleveland, Jr. and Samir J. Srouji. The Board has determined that Mr. Cardello, a CPA, is an Audit Committee financial expert, as defined by the SEC.

Our Codes of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“the Code”) for our directors, officers and employees.  The Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ listing standards. The Company provides a copy of the Code to each director, officer and employee.

The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar duties.

Each of the above mentioned codes require that any exception or waiver to any provision for directors or applicable officers be submitted for approval to the Board of Directors and such exceptions will be publicly disclosed as required by law or the NASDAQ rules.  A copy of each code can be found under the “Corporate Governance Highlights” in the “Investor Relations” section of the Company’s website at www.commercepc.com and is available in print to any shareholder who requests a copy by writing to the Corporate Secretary at the address shown above.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Overview

Our Compensation Discussion and Analysis discusses the compensation awarded to our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and our other three most highly compensated executive officers.  These executives are referred to as the “named executive officers” in this compensation discussion and analysis.  We use the term “executive officers” to refer to all persons designated as “executive officers” under the Exchange Act and its rules and regulations.  Specifically, we address the following topics in our discussion and analysis of the compensation of the named executive officers:

•	our compensation philosophy and objectives;
•	what our compensation program is designed to reward;
•	the components of and why we pay each component of our executive compensation program;
•	how each component fits into our overall compensation objectives; and
•	how we have determined the amount for each component of executive compensation, including the roles of our Compensation Committee, our management and the compensation consultant.

Compensation Philosophy

The intent of our executive compensation program is to create an environment in which the Company’s compensation objectives as listed below will be achieved.  The program is designed to support the Company’s core values and strategic objectives.  We believe in maintaining a competitive compensation package to attract executive talent and ensure continuity of the management team, all with the goal of increasing shareholder value over the long-term.  In furtherance of the Company’s objective of aligning the interests of executive officers with the long-terms interests of our shareholders, our compensation program focuses on long-term compensation in the form of stock options.  As the grant of stock options allows our executives to share in the growth they create for shareholders, we believe this focus will improve the long-term growth for shareholders.

Compensation Objectives

The objectives of our executive compensation program are as follows:

•	attract, retain, reward and motivate executive officers to achieve the Company’s business objectives;
•	align the interest of executive officers with the long-terms interests of our shareholders;
•	provide compensation packages competitive with those of other similar bank holding companies and banks;
•	encourage stock ownership by our executive officers.

What Our Program is Designed to Reward

Our compensation program is designed to reward hard work; deposit and loan growth; improvement from year to year in total revenues, net income, net income per share and shareholder value; promotion of the Company’s brand and customer loyalty; excellent customer service and long-term service to the Company.

Compensation Components and Why We Pay Each Component

We structure executive compensation to create a relationship between compensation awarded and the individual’s experience, responsibilities and performance, as well as the long-term interests of our shareholders. During 2008, our named executive officers did not have employment, severance or change in control agreements. At the recommendation of the Company’s Compensation Committee, the Board of Directors approved employment agreements for Messrs. Nalbandian, Zody and Ridd, effective February 23, 2009.  The Board believed it to be in the best interests of the Company and its shareholders to enter into the employment agreements in an effort to retain the named executive officers and to provide continuity of the executive management team as the Company progresses through the following major events:

•	Termination of the Network Agreement and Master Services Agreement between the Company and TD Bank;
•	Conversion of core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and various other banking services from TD Bank to Fiserv Solutions, Inc.; and
•	The planned merger with Republic First Bancorp, Inc.

The Company had previously entered into an employment agreement with Mr. Ritter, effective October 15,
2007, his first day of employment with the Company.  Also, the Company did not enter an employment agreement with Mr. Ritrievi due to his resignation from the Company on February 23, 2009.

Compensation for our named executive officers consists of the following components:

•	base salary;
•	annual bonus;
•	stock option awards; and
•	other benefits.

Base Salary

Base salaries for our executive officers are intended to be competitive in order to attract and retain executive talent and are dependent upon the executive’s responsibilities, experience and performance. In determining salaries, the Compensation Committee considers the individual’s position, performance and experience as well as the competitive salary data provided by our compensation consultant.

Bonus

Bonuses are intended to provide a direct, discretionary cash incentive to our named executive officers. The Compensation Committee, with input from our chief executive officer with respect to the other named executive officers, in conjunction with information and analysis provided by our compensation consultant concerning bonuses awarded at other companies, uses its judgment in determining the current year bonus for each named executive officer.  Periodically, the Compensation Committee determines the amount of any bonuses to be awarded to the named executive officers.  In determining bonuses, the Committee reviews and evaluates each executive officer’s performance within the context of the Company’s performance during the previous fiscal year and considers information provided in the compensation consultant’s review.

Option Awards

The focus of the Company’s compensation program is the granting of stock options in order to align executive compensation with the Company’s long-term performance and shareholder return.  The stock option program is also designed to recognize the executive’s responsibilities, experience and performance.  In determining stock option awards, our Compensation Committee considers the performance of the executive and of the Company during the previous year, information and analysis provided by our compensation consultant and the expected performance of the executive during the current year. Stock options granted in 2008 were reflective of each named executive officer’s 2007 performance as well as the expected contribution of each executive officer to the Company’s future success.

In February 2009, upon ratification by the Board, our Compensation Committee, using the same evaluation criteria discussed above, awarded stock options to our executive officers based on each executive officer’s 2008 performance as well as the expected contribution of each executive officer to the Company’s future success. The exercise price for all stock option grants is the closing price of the Company stock on the NASDAQ Global Select Market on the date of grant. Options granted in February 2009 were valued at $6.10 per share using a Black-Scholes option pricing model in accordance with FAS 123(R).

Beginning in 2006, the Company began expensing stock option grants in accordance with FAS 123(R). When determining the amount of stock options to grant, the Compensation Committee considered the cost of the grant with its potential benefits as a compensation component. We believe that granting stock options effectively balances the objective of aligning executive compensation with the Company’s long-term performance and shareholder return.

Other Benefits

The Company provides the named executive officers with other benefits, reflected in the Summary Compensation Table under the heading, “All Other Compensation.” We believe these benefits are reasonable, competitive and consistent with our overall compensation structure. The cost of these benefits is not material to each named executive officer’s total compensation. Benefits include: life insurance premiums; long-term disability insurance premiums; long-term care insurance premiums; 401(k) matching contributions; personal use of a company car or automobile allowance; and country club dues. We believe that such benefits are comparable to benefits offered to executive officers by other employers and a necessary component of compensation to attract and retain executive officers.

At a level equal to all employees, the Company offers a comprehensive benefits package for health, dental and vision insurance coverage to all full-time employees, including the named executive officers, their spouses and dependent children. The Company pays a portion of the premiums for the coverage selected and the amount paid varies with each health, dental and vision plan.  All of the named executive officers have elected one of the standard coverage plans available.  The Company does not provide post retirement health, dental or vision benefits to its named executive officers or to any other employee.

The Company offers an employee stock purchase plan to all of our employees in an effort to advance the interests of the Company and our shareholders by encouraging our employees to acquire a stake in the future of the Company through the purchase of shares of our common stock, thereby aligning the interests of the employees with those of our shareholders.  Our named executive officers are eligible to participate in this plan on the same terms as all other employees.

Stock Ownership Guidelines

The Compensation Committee believes that it is in the best interests of our shareholders for our executive officers and directors to own the Company’s common stock. “Stock ownership” includes stock owned directly, stock owned indirectly through 401(k) plans and stock option grants. While the Compensation Committee has not established stock ownership guidelines or requirements, we encourage all executive officers and directors to own stock through one of these means.

How Each Compensation Component Fits into Our Compensation Objectives

Each component of our compensation program is designed to provide a competitive compensation package that will attract, retain, reward and motivate our executive officers to achieve the Company’s business objectives.  In addition, the stock option program effectively aligns the interests of our executive officers with the long-term interests of our shareholders because the value of the stock options is dependent upon increases in the Company’s stock price after the date that the options are granted.  The stock option program also encourages stock ownership by our executive officers.  As discounted stock options, reload stock options or re-pricing of stock options would be counter to our objective of aligning the interests of executive officers with the long-terms interests of our shareholders, our stock option plan does not permit such grants.  In furtherance of our philosophy of ensuring continuity of management and to encourage a long-term perspective, stock options are not exercisable until one year after the date of grant and then are exercisable ratably over four years.  Stock options expire no later than ten years from the date of grant.

How We Have Determined the Amount of Compensation

Role of the Compensation Committee

A central role of the Compensation Committee is to assist our Board in carrying out the Board’s responsibilities relating to the compensation of the Company’s executive officers and directors.  Subject to ratification by the full Board of Directors, the Compensation Committee has overall responsibility for oversight, evaluation, assessment and approval of (i) executive officer compensation plans and programs, (ii) all compensation programs involving the issuance of stock options and (iii) director compensation plans and programs. The Compensation Committee typically reviews and determines executive compensation in February of each year.  However, in October 2008, the Compensation Committee recommended, and the Company’s Board of Directors approved, increases in base salary and cash bonuses for the named executive officers based upon the significantly increased level of responsibility for each named executive officer associated with each of the following:

•	Termination of the Network Agreement and Master Services Agreement between the Company and TD Bank;
•	Conversion of core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and various other banking services from TD Bank to Fiserv Solutions, Inc.; and
•	The planned merger with Republic First Bancorp, Inc.

At its February meeting when it sets the named executive officer’s compensation for the year, the Compensation Committee reviews the performance of the Company and each of the named executive officers during the previous year.  Factors included in compensation decisions for executive officers include, but are not limited to:

•	financial measurements of the Company’s performance such as asset, deposit and loan growth, total revenues, net income, net income per share, asset quality and shareholder returns;
•	evaluation of the performance of each executive in the following areas:
o	promotion of the Company brand;
o	execution of the Company model;
o	enforcement of the Company culture; and
o	achievement of operational and/or industry excellence by improving the customer experience;
•	competitive data from compensation consultants; and
•	the report of the compensation consultant.

The Committee does not establish individual target performance levels for the Company’s named executive officers.  The Committee’s broader and more general approach to setting compensation involves an assessment of the previous year, with a consideration of the economic and regulatory environment during the year and the executives’ response to such environment.  The Committee also considers the expected work load and challenges facing the executives in the current year.  In setting compensation for 2008, the Committee placed significance on the fact that during 2008, without any additional staff, the Company would implement plans and procedures in order to comply with an agreement that it had entered into with the Office of the Comptroller of the Currency (“OCC”).  The Committee also considered the measures that the executives had taken during 2007 to minimize the impact on the Company’s earnings of an extended inverted yield curve.   In awarding bonuses for fiscal year 2007, the Committee placed considerable weight on the named executives’ response to additional inquiries from the OCC while continuing to run the business in addition to the executives’ implementation of plans and procedures in order to comply with the agreement with the OCC.

Our Compensation Committee generally does not follow compensation formulas or react to short-term changes in the Company’s performance in determining the amount and mix of compensation components. We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking.  We believe that information regarding pay practices at other banks and bank holding companies is useful, in that we recognize that our compensation practices must be competitive in the marketplace.  However, this marketplace information is only one of the factors that we consider in assessing the level and compensation of executive officer compensation.  See the discussion below regarding the role of the compensation consultant in determining executive compensation.

Role of Management in Determining or Recommending Compensation

Committee Chairman Hassman works with Chief Executive Officer (“CEO”) Nalbandian in establishing meeting agendas.  The Committee typically meets with the CEO and other executive officers in its general discussions of our compensation policies and programs.  However, the Committee meets in executive session without any members of management present to determine specific compensation packages for the named executive officers.  The CEO provides the Committee with performance evaluations and makes recommendations concerning the amount and composition of compensation to be awarded to our named executive officers, excluding himself. In addition, the Committee has opportunities throughout the year to observe the performance of the named executive officers during monthly Board of Directors meetings when the executives present to the Board the financial performance and associated risks in each executive’s area of responsibility. The Compensation Committee reviews and considers the CEO’s recommendations and makes a final determination, subject to ratification by the full Board.

Role of Compensation Consultant in Determining Executive Compensation

The Compensation Committee periodically retains the services of the Pierson Group, an independent compensation consultant, to evaluate the Company’s executive compensation.  The Compensation Committee directed the consultant to review and compare salary, bonus and stock option awards for the Company’s named executive officers (those named in The Company’s 2007 Proxy Statement) to several groups of banks and bank holding companies similar in size to the Company, as well as those banks with which the Company directly competes.  Because neither the Chief Operating Officer nor the Chief Credit Officer were named executive officers in 2006, they were not included in the review. The review did provide market data for the Chief Operating Officer position at comparable banks and bank holding companies even though the position was vacant for the Company at that time.

In its review and comparison, The Pierson Group used published salary surveys and Proxy Statement compensation data of the following banks and bank holding companies:

Organization
ACNB Corp. (PA)
Alliance Financial Corp. (NY)
AmeriServ Financial Inc. (PA)
Arrow Financial (NY)
Berkshire Bancorp (NY)
Bryn Mawr Bank Corp. (PA)
Center Bankcorp (NJ)
Citizens & Northern (PA)
CNB Financial Corp. (PA)
Community Banks, Inc. (PA)
First Chester (PA)
First Mariner Bancorp (MD)
First United Corp. (MD)
First National Community Bancorp (PA)
First of Long Island (NY)

Fulton Financial (PA)
Greater Community Bancorp (NJ)
IBT Bancorp Inc. (PA)
Intervest Bancshares (NY)
Leesport Financial Corp (PA)
National Penn Bancshares, Inc. (PA)
Peapack Gladstone (NJ)
Republic First Bancorp (PA)
Royal Bancshares of PA (PA)
Shore Bancshares Inc. (MD)
State Bancorp Inc. (NY)
Sterling Financial Corp. (PA)
Suffolk Bancorp (NY)
Susquehanna Bancshares (PA)

The Pierson Group reported to the Committee that the 2006 base salaries of the Company’s CEO, CFO and Chief Risk Officer were below the median or 50th percentile, of the competitive market. The base salary of the Chief Lending Officer was above the median, but well less than the 75th percentile.  With respect to bonuses, the Pierson Group reported that bonus levels as a percent of base salary were considerably less than the market levels. Stock option grants, however, were found by the consultant to exceed those offered by competitive banks (although not sufficiently high to make up for the competitive gap in total direct compensation).  The Compensation Committee reviewed the information provided by the consultant and determined that the Company’s executive compensation program is consistent with the Company’s practice of focusing on stock option grants while maintaining competitive, short-term cash compensation. The Compensation Committee determined that the salary, bonus and stock option awards (considered to be total direct compensation by the compensation consultant) for each named executive officer in 2008 fell within a reasonable range of compensation paid to executive officers of comparable companies and was consistent with the Compensation Committees’ desire to target compensation for the Company’s named executive officers to the top 25th percentile.

 Chief Executive Officer Compensation

In determining salary and bonus for Mr. Nalbandian, the Compensation Committee evaluated his individual performance, within the context of the Company’s performance, as well as his individual contributions to the Company’s performance.  His bonus was awarded based upon that evaluation.  The additional base salary awarded to Mr. Nalbandian by the Board of Directors in November 2008 was due to his significantly increased responsibilities as previously mentioned with respect to the termination of the agreements with TD Bank, the conversion of the Banks’ systems to a new service provider and his negotiation and due diligence regarding the pending merger with Republic First Bancorp.

Mr. Nalbandian was awarded stock options in 2008 based upon his 2007 individual performance as well as his expected contribution to the Company’s future success.  He was awarded stock options in February 2009 based upon his 2008 performance as well as his expected contribution to the Company’s future success.

The Compensation Committee believes that the 2008 compensation for Mr. Nalbandian is consistent with the Company’s compensation philosophy and objectives.

Other Executive Officer Compensation

The Compensation Committee believes salaries are dependent upon the responsibilities, experience and performance of each executive officer.

In determining bonuses for Messrs. Zody, Ritrievi, Ritter, and Ridd, we evaluated the individual performance of each executive, within the context of the Company’s performance, and the individual contribution of each executive to the Company’s performance.  Bonuses were awarded based on that evaluation.

Each executive officer was awarded stock options in 2008 reflective of the individual performance of each executive in 2007 as well as the expected contribution of each executive to the Company’s future success.  The named executive officers were awarded stock options in February 2009 based upon the individual performance of each executive in 2008 as well as the expected contribution of each executive to the Company’s future success.

The Compensation Committee believes that the 2008 compensation for these executives is consistent with our overall compensation philosophy and objectives.

Summary Compensation Table for Fiscal Year 2008

The following table is a summary of certain information concerning the 2006, 2007and 2008 compensation awarded or paid to, or earned by the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s other three most highly compensated executive officers during 2008, collectively referred to as the “named executive officers”.

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)[1]	($)[2]	($)

Gary L. Nalbandian	2008	$397,600	$50,000	$229,453	$37,824	$714,877
Chairman, President and	2007	345,000	50,000	145,651	32,114	572,765
Chief Executive Officer	2006	325,000	30,000	67,760	29,581	452,341
of the Company and the Bank

Mark A. Zody	2008	$205,500	$32,000	$79,481	$18,291	$335,272
Executive Vice President and	2007	175,000	20,000	50,746	16,644	262,390
Chief Financial Officer	2006	162,500	15,000	24,200	16,115	217,815
of the Company and the Bank

Rory G. Ritrievi	2008	$234,700	$32,000	$86,958	$13,262	$366,920
Executive Vice President	2007	205,000	20,000	55,611	11,139	291,750
and Chief Lending Officer	2006	192,500	15,000	26,620	9,724	243,844
of the Company and the Bank[3]

Mark A. Ritter	2008	$205,300	$8,000	$19,739	$17,430	$250,469
Chief Operating Officer
of the Company and the Bank[4]

James R. Ridd	2008	$167,300	$16,000	$26,171	$6,637	$216,108
Chief Credit Officer	2007	154,000	10,000	17,028	5,780	186,808
of the Company and the Bank	2006	150,000	5,000	8,079	5,609	168,688

1
This column shows the dollar amount recognized for financial statement reporting purposes for the years listed for the fair value of stock options granted to each of the named executive officers in accordance with FAS 123(R).  This amount includes options granted in 2006, 2007 and 2008, as vesting for options granted prior to July 1, 2005 was accelerated in December 2005.  Options granted in 2008 were valued at $10.53 using a Black-Scholes option pricing model in accordance with FAS 123(R).  For a discussion of the valuation assumptions used, see Note 14 to the Company’s Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

2
Includes for fiscal year 2008 (a) annual retainer and monthly director meeting fees for Mr. Nalbandian of $25,900; (b) contributions by the Bank to the executive officer’s 401(k) Retirement Savings Account in the amounts of $5,576 for Mr. Nalbandian, $5,662 for Mr. Zody, $5,659 for Mr. Ritrievi, $5,501 for Mr. Ritter, and $4,512 for Mr. Ridd, and (c) Long Term Care insurance premiums in the amounts of $1,951 for Mr. Nalbandian, $842 for Mr. Zody, $842 for Mr. Ritrievi, $979 for Mr. Ritter, and $864 for Mr. Ridd.  Amounts in this column also include the personal use of a Bank provided automobile for Messrs. Nalbandian, Zody, Ritrievi and Ridd; car allowance paid to Mr. Ritter; amounts paid for country club dues for Mr. Ritrievi and Mr. Ritter; and amounts paid for life insurance premiums and long-term disability premiums for Mr. Zody.

3	Mr. Ritrievi terminated his employment with the Company on February 23, 2009.

4	Mr. Ritter commenced his employment with the Company in October 2007 and, therefore, was not a named executive officer in 2007 or 2006.

Employee Stock Option Plan

In 1996, the Company’s shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”) which provided for 1,254,738 shares of common stock (adjusted for all stock dividends and stock splits) for issuance under the 1996 Plan to officers and key employees of the Company and the Bank. Pursuant to the 1996 Plan, stock options were granted which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), as incentive stock options as well as stock options that do not qualify as incentive stock options.  The 1996 Plan expired on December 31, 2005 and no further options may be granted under the 1996 Plan.  As of December 31, 2008, options to purchase 393,958 shares of the Company’s common stock (as adjusted for all stock dividends and stock splits) were outstanding under the 1996 Plan.

In 2005, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2006 Employee Stock Option Plan (the “2006 Plan”) for the officers and employees of the Company and the Bank.  The 2006 Plan commenced January 1, 2006 and replaced the 1996 Plan. We reserved 1,000,000 shares of common stock for issuance under the 2006 Plan. The 2006 Plan will expire December 31, 2015.  The purpose of the 2006 Plan is to provide additional incentive to officers and employees of the Company and the Bank by encouraging them to invest in the Company’s common stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress. As of December 31, 2008, options to purchase 349,223 shares of the Company’s common stock were outstanding under the 2006 Plan.

The 1996 Plan and the 2006 Plan are collectively referred to as the “Employee Plans”.

The Employee Plans are administered by the Compensation Committee, which is appointed by the Board of Directors and consists only of independent directors who are not eligible to receive options under the Employee Plans. The Compensation Committee determines, among other things, which officers and employees receive an option or options, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option, the rate of option exercisability and, subject to certain other provisions to be discussed below, the option price and duration of the option. Incentive stock options first exercisable by an employee in any one year under the Employee Plans may not exceed $100,000 in value (determined at the time of grant). The Compensation Committee may, in its discretion, modify or amend any of the option terms herein described, provided that if an incentive stock option is granted, the option as modified or amended continues to be an incentive stock option.

In the event of any change in the capitalization of the Company, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Employee Plans will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. The option price for options issued must be at least equal to 100% of the fair market value of the Company’s common stock as of the date the option is granted.

Options granted after July1, 2005 pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable evenly over four years from the date of grant. The Compensation Committee has the authority to provide for a different rate of option exercisability for any optionee.

Except as otherwise authorized by the Compensation Committee with respect to non-qualified stock options only, options are not transferable, except by will or the laws of descent and distribution in the event of death.

Under the Employee Plans, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated, other than by reason of retirement, death or disability. The option terminates three years from the date of termination due to retirement or death and one year from the date of termination due to disability (but not later than the scheduled termination date). During an optionee's lifetime, the option is exercisable only by the optionee including, for this purpose, the optionee's legal guardian or custodian in the event of disability.

During 2008 the Company granted stock options to purchase an aggregate of 138,525 shares of the Company’s common stock at an average price of $27.00 per share under the 2006 Commerce Employee Stock Option Plan.  During 2008 a total of 108,095 options were exercised under the Employee Plans.

On December 16, 2005 the Company’s Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors.  This acceleration was effective as of December 18, 2005.  The decision to accelerate the vesting of the options was to enable the Company to reduce the amount of non-cash compensation expense that would have been recorded in the Company’s income statement in future periods upon the adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” in January 2006.  The Company has placed a restriction on the members of senior management and the Board of Directors that prevents the sale, or any other transfer, of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment.

Executive Stock Option Grants in Fiscal Year 2008

The following table shows the stock options granted to the named executive officers in 2008.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

			Exercise or	Grant Date Fair
	Grant	Number of Securities	Base Price	Value of Stock
Name	Date	Underlying Options[1]	of Option Awards[2]	and Option Awards[3]

Gary L. Nalbandian	2/22/2008	32,000	$27.00	$336,879

Mark A. Zody	2/22/2008	11,000	27.00	115,802

Rory G. Ritrievi	2/22/2008	12,000	27.00	126,329

Mark A. Ritter	2/22/2008	9,000	27.00	94,747

James R. Ridd	2/22/2008	3,500	27.00	36,846

1
This column shows the number of stock options granted in 2008 to each named executive officer.  These options are not exercisable until one year after the date of grant and then vest evenly over a four-year period beginning February 22, 2009.  Continuation of employment is the only vesting condition.

2	This column shows the exercise price for the options granted in 2008 to each named executive officer. This was the closing market price on the date of grant of these options.

3
This column shows the full grant date fair value, under FAS 123(R), of stock options granted to each named executive officer in 2008.  The full grant date fair value is the total amount the Company will recognize for financial statement reporting purposes over the option awards vesting schedule.  Options granted in 2008 were valued at $10.53 using a Black-Scholes option pricing model in accordance with FAS 123(R).  For a discussion of the valuation assumptions used, see Note 14 to the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The table on the following page sets forth certain information as of December 31, 2008 regarding the number of vested and unvested stock option awards for each named executive officer, as adjusted for all stock splits and stock dividends through December 31, 2008.  Each grant is shown separately for each named executive officer.

		Number of Securities	Number of Securities
		Underlying	Underlying	Option	Option
	Option	Unexercised Options-	Unexercised Options-	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable[1]	Price[2]	Date

Gary L. Nalbandian	11/17/2000	24,309		$ 12.13	11/17/2010
	11/16/2001	34,728		15.55	11/16/2011
	2/21/2003	31,499		17.98	2/21/2013
	2/20/2004	30,000		25.38	2/20/2014
	2/18/2005	22,500		33.50	2/18/2015
	2/17/2006	14,000	14,000	31.25	2/17/2016
	2/16/2007	8,125	24,375	28.51	2/16/2017
	2/22/2008		32,000	27.00	2/22/2018

Mark A. Zody	11/17/2000	6,077		$ 12.13	11/17/2010
	11/16/2001	8,102		15.55	11/16/2011
	2/21/2003	8,399		17.98	2/21/2013
	2/20/2004	8,500		25.38	2/20/2014
	2/18/2005	5,250		33.50	2/18/2015
	2/17/2006	5,000	5,000	31.25	2/17/2016
	2/16/2007	2,750	8,250	28.51	2/16/2017
	2/22/2008		11,000	27.00	2/22/2018

Rory G. Ritrievi	11/17/2000	9,938		$ 12.13	11/17/2010
	11/16/2001	11,576		15.55	11/16/2011
	2/21/2003	10,500		17.98	2/21/2013
	2/20/2004	10,000		25.38	2/20/2014
	2/18/2005	6,250		33.50	2/18/2015
	2/17/2006	5,500	5,500	31.25	2/17/2016
	2/16/2007	3,000	9,000	28.51	2/16/2017
	2/22/2008		12,000	27.00	2/22/2018

Mark A. Ritter	2/22/2008		9,000	$ 27.00	2/22/2018

James R. Ridd	11/17/2000	6,077		$ 12.13	11/17/2010
	11/16/2001	5,788		15.55	11/16/2011
	2/21/2003	5,250		17.98	2/21/2013
	2/20/2004	5,000		25.38	2/20/2014
	2/18/2005	3,000		33.50	2/18/2015
	2/17/2006	1,750	1,750	31.25	2/17/2016
	2/16/2007	875	2,625	28.51	2/16/2017
	2/22/2008		3,500	27.00	2/22/2018

1
These options vest at a rate of 25% of the total grant per year, beginning one year after the grant date.  Accordingly, options granted in 2006, 2007 and 2008 will be fully vested in February 2010, 2011, and 2012 respectively.

2	This was the closing market price (adjusted for stock dividends and stock splits) of the Company’s common stock on the date of grant of these options.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2008

	Number of Shares
	Acquired	Value Realized
Name	on Exercise	On Exercise

Gary L. Nalbandian	52,326[1]	$866,532

Mark A. Zody	18,312[2]	302,314

Rory G. Ritrievi	-	-

Mark A. Ritter	-	-

James R. Ridd	13,081[3]	213,657

1
On November 13, 2008, Mr. Nalbandian exercised 26,801options with an exercise price of $10.73 per share. Upon exercise, Mr. Nalbandian surrendered 11,279 shares of Company stock with a market price of $25.50 per share to cover the exercise cost. As a result, he received 15,522 net shares.  On December 10, 2008, Mr. Nalbandian also exercised 25,525 options with an exercise price of $9.11 per share.  Upon exercise, Mr. Nalbandian surrendered 8,442 shares of Company stock with a market price of $27.55 per share to cover the exercise cost. As a result, he received 17,083 net shares.

2
On November 20, 2008, Mr. Zody exercised 9,379 options with an exercise price of $10.73 per share. Upon exercise, Mr. Zody surrendered 3,963 shares of Company stock with a market price of $25.40 per share to cover the exercise cost. As a result, he received 5,416 net shares.  On December 10, 2008, Mr. Zody also exercised 8,933 options with an exercise price of $9.11 per share.  Upon exercise, Mr. Zody surrendered 2,954 shares of Company stock with a market price of $27.55 per share to cover the exercise cost. As a result, he received 5,979 net shares.

3
On November 13, 2008, Mr. Ridd exercised 6,700 options with an exercise price of $10.73 per share. Upon exercise, Mr. Ridd surrendered 2,831 shares of Company stock with a market price of $25.50 per share to cover the exercise cost. He received 3,869 net shares.  On December 16, 2008, Mr. Ridd also exercised 6,381 options with an exercise price of $9.11 per share.  Upon exercise, Mr. Ridd surrendered 2,138 shares of Company stock with a market price of $27.19 per share to cover the exercise cost. He received 4,243 net shares.

Potential Payments Upon Termination or Change in Control

Upon termination of employment for any reason, each named executive officer would be entitled to receive payment of salary for time worked through the date of termination of employment.  In addition, except in the event of termination due to misconduct, each executive would be entitled to exercise all vested unexercised stock options as shown in the Outstanding Equity Awards table. In the event of termination due to misconduct, as determined in the reasonable judgment of management of Commerce, all stock options granted shall be forfeited and rendered unexercisable.

The Employee Stock Option Plan does not provide for accelerated vesting of options in the event of a change in control of the Company.  Consequently, if a change in control of the Company had occurred on December 31, 2008 (the last business day of the year), each of the named executive officers would have been entitled to exercise all of the vested unexercised stock options listed in the column “Number of Securities Underlying Unexercised Options-Exercisable” in the Outstanding Equity Awards table.  The closing price of Commerce's common stock on December 31, 2008 was $26.66.

As of December 31, 2008, except for Mr. Ritter, the named executive officers did not have employment agreements or any other benefit arrangement that would be triggered by a termination of employment.  Mr. Ritter’s employment agreement provides that he will receive the following if his employment is terminated other than for cause or if he should resign for good reason (as defined in his employment agreement):

•	Full base salary through the date of termination in accordance with the regular payroll practices of the Company and any other compensation due for services rendered.

•
A lump sum severance payment equal to two (2) times his average annual base salary in effect during the twenty-four (24) months immediately preceding his termination.   As of December 31, 2008, this amount would have been $410,600.

•
Participation in medical, disability, hospitalization and life insurance benefits for a period of one (1) year, except that should he accept subsequent employment during the one (1) year period following the date of termination, continuation of any medical, disability, hospitalization or life insurance will cease to the extent any such benefit is provided though his subsequent employer.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

The following table lists the total compensation paid to the Company’s non-employee directors in 2008.

Name	Fees Earned or Paid in Cash	Option Awards ($)[1]	All Other Compensation ($)	Total ($)

James R. Adair	$40,400	$31,827	n/a	$72,227

John J. Cardello, CPA	46,600	31,827	n/a	78,427

Jay W. Cleveland, Jr.	21,200	9,933	n/a	31,133

Douglas S. Gelder	36,200	31,827	n/a	68,027

Alan R. Hassman	27,900	31,827	n/a	59,727

Howell C. Mette	32,000	31,827	n/a	63,827

Michael A. Serluco	34,900	31,827	n/a	66,727

Samir J. Srouji, M.D.	33,500	31,827	n/a	65,327

1
This column shows the dollar amount recognized for financial statement purposes during 2008 for the fair value of stock options granted to the Company’s non-employee directors during 2008, in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment” (“FAS 123(R)”). This amount includes options granted in 2006, 2007 and 2008, as vesting for options granted prior to July 1, 2005 was accelerated in December 2005. Except in the event of a change in control of the Company, options granted after July 1, 2005 vest at a rate of 25% per year, beginning one year after the date of grant. The full grant date fair value, under FAS 123(R), of options granted to each non-employee director in 2008 was $47,679. This is the amount the Company will recognize for financial statement reporting purposes over the award’s vesting schedule.  Options granted in 2008 were valued at $10.65 using a Black-Scholes option pricing model in accordance with FAS 123(R). For a discussion on the valuation assumptions used, see Note 14 to the Company’s Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  As of December 31, 2008, the aggregate number of unexercised options held by each non-employee director was as follows:

	Number of Options
Name	Vested	Unvested

James R. Adair	16,835	9,663

John J. Cardello, CPA	9,653	9,663

Jay W. Cleveland, Jr.	-	4,475

Douglas S. Gelder	24,017	33,680

Alan R. Hassman	24,017	33,680

Howell C. Mette	24,017	33,680

Michael A. Serluco	6,062	15,725

Samir J. Srouji, M.D.	24,017	33,680

Director’s Fees

Each of the Company’s directors, including Mr. Nalbandian, received an annual retainer fee of $2,000 plus a fee of $1,600 for each regular monthly meeting of the Board of Directors attended in 2008.  Each director who was an active member of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Compliance Committee, and the Real Estate Committee received $500 for each committee meeting attended. Each Director who was an active member of the Executive Committee received a fee of $1,000 for each meeting attended and each director who was an active member of the Oversight Committee received $300 for each Committee meeting attended. The Chairman of the Audit Committee received an additional fee of $4,500 per quarter. The Chairman of the Nominating and Corporate Governance Committee, the Chairman of the Compensation Committee, the Chairman of the Compliance Committee and the Chairman of the Real Estate Committee received $1,000 for each meeting they attended.  The Chairman of the Oversight Committee received $600 for each meeting attended.

For 2009, the annual retainer fee will be increased to $35,000; however, Board members will no longer receive a fee for each regular meeting of the Board of Directors attended in 2009. For 2009, each director who is an active member of the Audit Committee, Executive Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Compliance Committee, the Oversight Committee and the Real Estate Committee will receive $1,000 for each committee meeting attended. The members of the Audit Committee will receive an annual fee of $3,000 for their membership on this committee. The Chairman of the Audit Committee will receive an annual fee of $15,000 for his leadership of this committee and the Chairmen of each of the other Board committees listed above will receive an annual fee of $3,000 for leadership of their respective committees. Also, for 2009, no employee director will receive any fees for his/her service as a member of the Board of Directors or for attendance at any committee meetings.

1990 and 2001 Stock Option Plan for Non-Employee Directors

Effective January 1, 1990, the Company adopted the 1990 Directors Stock Option Plan for non-employee directors (the "1990 Plan") which provides for the purchase of a total of not more than 359,171 shares of the Company’s common stock (as adjusted for all stock splits and dividends through the record date) by members of the Board of Directors of the Company. Options granted pursuant to the 1990 Plan may be exercised beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of the Company, as such term is defined in the 1990 Plan. No further options may be granted under the 1990 Plan. As of December 31, 2008, options to purchase 14,364 shares of the Company’s common stock (as adjusted for all stock splits and stock dividends through the record date) were outstanding under the 1990 Plan.

Effective January 1, 2001, the Company adopted the 2001 Directors Stock Option Plan for non-employee directors (the "2001 Plan") which provides for the purchase of a total of not more than 343,100 shares of the Company’s common stock (as adjusted for all stock splits and dividends) by members of the Board of Directors of the Company and other persons who provide services to the Company but are not employees. Options may be granted under the 2001 Plan through December 31, 2010. Under the 2001 Plan, members of the Board of Directors of the Company and others who are not also employees of the Company are entitled to receive options to purchase the Company’s common stock. Options granted prior to January 1, 2005 pursuant to the 2001 Plan may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of the Company, as such term is defined in the 2001 Plan. Options granted pursuant to the 2001 Plan after January 1, 2005, may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant ratably over four years or (ii) a "change in control" of the Company. On December 16, 2005 our Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded prior to July 1, 2005 to employees and directors.  This acceleration was effective as of December 18, 2005.  The decision to accelerate the vesting of the options was to enable the Company to reduce the amount of non-cash compensation expense that would have been recorded in the Company’s income statement in future periods upon the adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” in January 2006. Along with the accelerated vesting, we placed a restriction on the members of the Board to prevent the sale, or any other transfer, of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination as a director. As of December 31, 2008, options to purchase 186,370 shares of the Company’s common stock (as adjusted for all stock splits and stock dividends through the record date) were outstanding under the 2001 Plan and 131,574 shares of the Company’s common stock (as adjusted for all stock splits and stock dividends) were available for issuance under the 2001 Plan.

Both the 1990 Plan and 2001 Plan are administered by our Board, including non-employee directors. Options granted under the non-employee director plans are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Option exercise prices equal 100% of the fair market value of the Company's common stock on the date of option grant. The Board has the discretion to grant options under the 2001 Plan to non-employee directors or to other persons who are not employees of the Company and determine the number of shares subject to each option, the rate of option exercisability, and the duration of the options. Unless terminated earlier by the option's terms, options granted under the 1990 Plan and/or 2001 Plan expire ten years after the date they are granted.  Options are not transferable other than by will or laws of descent and distribution.  A director can exercise options only while a director of the Company or that period of time after he/she ceases to serve as determined by the Board of Directors.  If a director dies within the option period, the director’s estate may exercise the option within three months of his or her death. The number of shares subject to option and the option price will be appropriately adjusted if the number of issued shares is decreased or increased by changes in par value, a combination, stock dividend or the like.

Equity Compensation Plan Information

The following table contains information about the Company’s equity compensation plans as of December 31, 2008:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	oustanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)[1]

Equity compensation
plans approved by
security holders	943,915	$24.42	781,786

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

TOTAL	943,915	$24.42	781,786

1	Includes total shares available for employees through the 2006 Employee Stock Option Plan and also shares available for directors through the 2001 Directors Stock Option Plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the section of this Annual Report on Form 10-K/A captioned “Compensation Discussion and Analysis.” Based on this review and discussion, the Committee recommended to the Board of Directors that this section be included in this Annual Report on Form 10-K/A for the year ended December 31, 2008.

COMPENSATION COMMITTEE
By:  Alan R. Hassman, Chairman
Douglas S. Gelder
Michael A. Serluco

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members are Alan R. Hassman (Chairman), Douglas S. Gelder and Michael A. Serluco.  No person who served as a member of the Compensation Committee during 2008 was a current or former employee of the Company or any of our subsidiaries or, except as previously disclosed, engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there was no Compensation Committee “interlocks” during 2008, which generally means that no executive officer of the Company served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

Item 12.  Security Ownership of Directors, Executive Officers and Certain Beneficial Shareholders

The following table sets forth certain information, as of December 31, 2008, concerning the number and percentage of shares of our common stock beneficially owned by our directors, our executive officers, and by our directors and executive officers as a group.  In addition, the table includes information with respect to other persons known to us who own or may be deemed to own more than five percent of our common stock as of December 31, 2008.

The address for each director and executive officer is c/o Pennsylvania Commerce Bancorp, Inc., 3801 Paxton Street, Harrisburg, PA  17111.

			Percent of Outstanding
Name of Beneficial	Number of Shares		Common Stock
Owner or Identity of Group	Beneficially Owned	[1]	Beneficially Owned	[1]
Directors

James R. Adair	29,753	[2]	*
John J. Cardello, CPA	12,113	[3]	*
Jay W. Cleveland, Jr.	3,006		*
Douglas S. Gelder	146,347	[4]	2.26%
Alan R. Hassman	224,120	[5]	3.46%
Howell C. Mette	140,454	[6]	2.17%
Gary L. Nalbandian	475,746	[7]	7.20%
Michael A. Serluco	182,389	[8]	2.83%
Samir J. Srouji, M.D.	159,900	[9]	2.47%

Executive Officers Who are not Directors

Mark A. Zody	94,081	[10]	1.45%
Rory G. Ritrievi	63,834	[11]	*
Mark A. Ritter	461
James R. Ridd	57,932	[12]	*
D. Scott Huggins	4,599	[13]	*
All Directors and Executive Officers
of Commerce, as a group (14 Persons)	1,594,735	[14]	23.21%

Other Five Percent Beneficial Shareholders

Commerce Bancorp, LLC.
1701 Route 70 East
Cherry Hill, NJ 08034	666,800	[15]	10.34%

Wellington Management Company, LLP
75 State Street
Boston, MA 02109	627,751	[16]	9.74%

* less than 1%

1
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 2008.  Shares subject to outstanding stock options, which an individual has the right to acquire within 60 days after December 31, 2008, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class of stock owned by such individual or any group including such individual only.  Beneficial ownership may be disclaimed as to certain of the securities.

2	Includes 164 shares owned by Mr. Adair’s wife and 16,835 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

3	Includes 9,653 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

4
Includes 24,017 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.  As of the record date, Mr. Gelder has pledged 115,323 shares of the Company’s common stock in connection with real estate and business loans with the Bank.

5
Includes 55,358 shares owned by Mr. Hassman’s wife and 24,017 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.  As of the record date, Mr. Hassman has pledged 121,113 shares of the Company’s common stock in connection with business loans with the Bank.

6	Includes 24,017 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.

7
Includes 112,128 shares held by Mr. Nalbandian’s individually directed participant account in the NAI/CIR Profit Sharing Trust with respect to which Mr. Nalbandian has sole voting power and 27,182 shares held in trust by Mr. Nalbandian or Dorothy Nalbandian for the benefit of Mr. Nalbandian’s children. Also includes 165,161 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.  Mr. Nalbandian has pledged 73,496 shares of the Company’s common stock in connection with a line of credit with another financial institution.

8	Includes 6,062 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

9
Includes 58,701 shares owned by Dr. Srouji’s wife, 1,162 shares owned jointly by Dr. Srouji and his wife and 24,784 shares held by Dr. Srouji’s self-directed participant account in the Plastic Surgery P.C. Profit Sharing Plan.  Also includes 24,017 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.

10
Includes 48,627 shares owned jointly by Mr. Zody and his wife.  Also includes 44,077 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

[11]
Includes 494 shares owned jointly by Mr. Ritrievi and his wife.  Also includes 56,763 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

[12]	Includes 27,983 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

13	Includes 2,075 shares of the Company’s common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

14
Includes an aggregate of 424,677 shares of the Company’s common stock issuable to directors and named executive officers of the Company under the Company’s Directors Stock Option Plans and the Company’s 1996 and 2006 Employee Stock Option Plans.

15
Based on Schedule 13G filed by the shareholder with the SEC on February 22, 2008 reporting ownership as of December 31, 2007. According to the Schedule 13G, the shareholder has sole voting and sole investment power with respect to all shares.

16
Based on Schedule 13G filed by the shareholder with the SEC on February 17, 2009 reporting ownership as of December 31, 2008.  According to the Schedule 13G, the shareholder holds these shares in its capacity as investment advisor; all such shares are held of record by clients of the shareholder.  The shareholder shares voting power with respect to 497,251 shares and shares investment power with respect to all shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy and Procedures

The Board is responsible for reviewing and approving all related party transactions. The Board adopted a written related party transactions policy on November 21, 2008.  Previously, the Board had reviewed and approved any related party transaction pursuant to an unwritten policy and procedures. Related parties of the Company include our directors, executive officers, any greater than 5% beneficial owner of the Company’s common stock and the immediate family members of any of these groups.

Transactions covered by the policy include any single or series of related transactions between the Company and any related party or to which the Company is a party and from which a related party will derive financial benefit. The following transactions are not covered by the policy:

•	Transactions available to all employees;
•
Compensation or benefits paid or awarded in the ordinary course of business to an executive officer in connection with such officer’s employment, provided the Company complies with SEC reporting requirements regarding such compensation;

•	Board-approved compensation paid or awarded to a director if the compensation is required to be reported in the proxy statement;
•	A transaction arising solely from the ownership of a class of the Company’s equity securities and all holders of that class receive the same benefit; or
•	A transaction involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

To identify related party transactions, each year we submit and require our directors and executive officers to complete Director and Officer Questionnaires listing any transactions with us in which the director, executive officer, or their immediate family members have an interest.  We review related party transactions for potential conflicts of interest.  A conflict of interest could occur if an individual’s private interest interferes with the interests of the Company or the Bank. To prevent actual and apparent conflicts of interest between related parties and the Company, the Board has mandated periodic training sessions regarding the related party transactions policy and the other governance policies.  Our Code of Business Conduct and Ethics requires all directors, executive officers and employees who may have a potential or apparent conflict of interest to notify the Company’s Chief Risk Officer, as well as the Company’s President. Directors and executive officers are to provide reasonable notice to the Chief Risk Officer and to the President of all changes or new business activities, related party relationships and board directorships as they arise.

In addition, the Company and the Bank are subject to Federal Reserve Regulation O, which deals with loans by federally regulated banks to certain insiders, which includes an executive officer, director or 10% controlling shareholder of the applicable bank or bank holding company, or an entity controlled by such executive officer, director or controlling shareholder (“Insiders”). The Company follows a Regulation O policy that prohibits the subsidiary bank from making loans to an Insider unless the loan (i) is made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and who are not employed by the Bank; and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. The Company and the Bank are examined periodically by bank regulators for compliance with Regulation O. Internal controls exist within the Company and the Bank to ensure that compliance with Regulation O is maintained on an ongoing basis.

We believe that these policies provide appropriate levels of control and monitoring of the types of related party transactions that are likely to arise in the nature of our business and the associated risks.

Related-Party Transactions

Applicable SEC regulations require the Company to disclose transactions with certain related parties where the amount involved exceeds $120,000 and in which the related party has a direct or indirect material interest.  However, a person who has a position or relationship with a firm, corporation, or other entity that engages in a transaction with the Company is not deemed to have a material interest in the transaction where the interest arises only from such person’s position as a director of another entity and/or arises only from the ownership by such person (and such person’s immediate family members) in the other entity if that ownership is under 10%, excluding partnerships.  Transactions in which a related person does not have a direct or indirect material interest are not required to be disclosed.

Customer Relationships.  During 2008, the Bank had, and expects to have in the future, loan and deposit account banking transactions in the ordinary course of business with directors, officers, and principal shareholders (and their associates) of the Company.  All loans and commitments to lend made to such persons and to the companies with which they are associated were made in the ordinary course of business, on substantially the same terms, (including interest rates, collateral on loans, and repayment terms), as those prevailing at the same time for comparable transactions with others.  Management believes that these loans present no more than the normal risk of collectibility or other unfavorable features. Also, these loans and extensions of credit are governed by Regulation O. We discuss our process for managing transactions governed by Regulation O above. The loans to these persons and related companies amounted to 1% of total loans outstanding as of December 31, 2008.

Business Relationships.  In the ordinary course of business, we may enter into transactions with, or receive services from, entities affiliated with our directors or their immediate family members including the following:

Howell C. Mette, a director and 2.17% beneficial shareholder of the Company, is a shareholder (owning less than a 5% equity interest) in the law firm of Mette, Evans & Woodside, which the Company retained during 2008, and has retained for 2009.

Gary L. Nalbandian, Chairman, President and CEO of the Company and the Bank, and a 7.20% beneficial shareholder of the Company, is the Vice President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co. (“NAI/CIR”).  The Bank has utilized NAI/CIR to identify sites for its store expansions.  In connection with these transactions, NAI/CIR received commissions from independent third parties related to real estate transactions conducted on behalf of the Bank.  Mr. Nalbandian received no direct financial benefit from such commissions.

Shareholder Relationships.  As of December 31, 2008, Commerce Bancorp LLC, formerly known as Commerce Bancorp, Inc. (“Bancorp”), owned 10.34% of the Company’s common stock, 40,000 of the Company’s Series A preferred stock and 100% of the Company’s Trust Capital Securities.  Prior to December 31, 2008, pursuant to a Master Services Agreement, Bancorp, through its affiliate, TD Bank, N.A., formerly, Commerce Bank, N.A., a national bank located in Cherry Hill, New Jersey, provided various services to the Bank including:

•	maintaining the computer wide area network;
•	proof and encoding;
•	deposit and loan account statement rendering;
•	ATM/VISA Card processing;
•	data processing;
•	advertising support; and
•	call center support.

These services were provided for a monthly fee.  The Bank paid approximately $4.7 million for services provided by Bancorp during 2008.  Insurance premiums and commissions, which were paid to a subsidiary of Bancorp, are included in this total. On and effective as of December 30, 2008, the Company and the Bank entered into a Transition Agreement with TD Bank N.A. and Commerce Bancorp, LLC (formerly Commerce Bancorp, Inc. and together with TD Bank, N.A., “TD”).  The Transition Agreement terminated the Network Agreement dated January 1, 1997, as thereafter amended in April 2002 and September 29, 2004 (the “Network Agreement”) and the Master Services Agreement dated July 21, 2006 and its addenda (the “Master Services Agreement”) by and between the Company, the Bank and/or TD (and/or their predecessors). With timely advance notice by TD under the Network and Master Services agreements, the agreements would have otherwise terminated on December 31, 2009.  The agreements are being terminated prior to such date in connection with the March 2008 merger of Commerce Bancorp, Inc. into a subsidiary of TD Bank N.A.

Pursuant to the Transition Agreement, TD will provide to the Bank certain transaction services, representing a continuation of the services provided to the Bank under the terms of the Master Services Agreement until July 15, 2009 or at the Bank’s option, until August 15, 2009, and certain tail services until August 15, 2009, at which time TD will discontinue the provision of all such services, which will thereafter be provided to the Bank by other service providers.  If all services provided by TD under the Transition Agreement (except tail services) are terminated by or on July 15, 2009, and if all tail services terminate by or on August 15, 2009, TD will pay to the Bank a fee in the amount of $6.0 million (“Incentive Fee”).  The Incentive Fee will be reduced to $3.25 million if all services other than tail services terminate on or after July 16, 2009 but by or on August 15, 2009 and if all tail services terminate by or on August 15, 2009.  No Incentive Fee will be paid by TD if the above deadlines are not met, unless such failure is due to delays caused by TD.

Occasionally, the Bank had sold loan participations to Commerce Bank, N.A.  At December 31, 2008, the balance of such participations outstanding was $0.

A federal funds line of credit was established in 2007 with Commerce Bank, N.A. in the amount of $50 million, which could be drawn upon if needed. In 2008, the amount of the line was reduced to $25 million when The Toronto-Dominion Bank acquired Commerce Bancorp, Inc., the parent of the former Commerce Bank, N.A. The balance was $0 at December 31, 2008 and $25.5 million at December 31, 2007.

Independence of Directors

As permitted by the NASDAQ rules, to assist the Board in evaluating the independence of each of its directors, the Board has adopted categorical standards of independence.  Applying these standards, the Board of Directors has determined that all directors, with the exception of Gary L. Nalbandian, are independent as defined in the applicable NASDAQ rules. The categorical standards adopted and applied by the Board consist of the following business or charitable relationships which the Board has determined are not material relationships that would impair a director’s independence:

•
Lending relationships, deposit relationships or other financial service relationships (such as depository, transfer, registrar, indenture trustee, trusts and estates, insurance and related products, private banking, investment management, custodial, securities brokerage, cash management and similar services) between the Company or the Bank, on the one hand, and (i) the director; and/or (ii) any immediate family member of the director who resides in the same home as the director; and/or (iii) any profit or non-profit entity with which the director is affiliated by reason of being a director, officer, employee, trustee, partner and/or an owner thereof, on the other, provided that (A) such relationships are in the ordinary course of business of the Company or the Bank and are on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and in addition, (B) with respect to any extension of credit by the Bank to any borrower described in clauses (i) – (iii) above, such extension of credit has been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve System and Section 13(k) of the Exchange Act and no extension of credit is on a non-accrual basis.

•
The fact that (i) the director is a director, officer, employee, trustee, partner and/or an owner thereof in any profit or non-profit entity, (ii) the director is of counsel to a law firm, or (iii) an immediate family member is a director, officer, employee, trustee, partner and/or an owner of any entity, that makes payments to, or receives payments from, the Company or the Bank for property or services in an amount which, in the current or any of the past three fiscal years, is less than the greater of $200,000 or five percent of the recipient’s consolidated gross revenues, and such property or services were provided or received in the ordinary course of business of each of the parties.

•
Any contract or other arrangement for personal services provided by the director to the Company or the Bank (excluding services as a director of the Company or the Bank) if the compensation to the director does not exceed $120,000 during any 12 consecutive months within the previous three years.

•
The employment by the Company or the Bank of an immediate family member of the director provided that such immediate family member was or is not an executive officer of the Company and the compensation of any such family member was established by the Company or the Bank in accordance with its employment and compensation practices applicable to employees holding comparable positions.

For purposes of the foregoing standards of director independence, an "immediate family member" means any of the director's spouse, parents, children, brothers, sisters, mother- and father-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone (other than domestic employees) who shares the director's home.

For purposes of service on the Audit Committee, the Board also applies the independence standards of Exchange Act Rule 10A-3. Accordingly, the direct or indirect receipt by a director of any consulting, advisory or other compensatory fee from the Company or the Bank (excluding services as a director of the Company or the Bank) would preclude a director’s service on the Audit Committee.

Directors are requested to inform the Chairman of the Nominating and Governance Committee and the President of the Company of any change of circumstances or before serving as a director, officer, employee, partner, trustee and/or owner of an outside profit or non-profit entity so that such change in circumstances or opportunity can be reviewed for any independence issues.

The Company’s independent directors have met and will continue to meet in regularly scheduled Executive Sessions without management present.

Item  14.  Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

Our principal accountant during 2008 was Beard Miller Company LLP (“BMC”), 320 West Market Street, Harrisburg, PA 17101.  The Audit Committee has selected BMC to be our principal accountant for 2009.

The Sarbanes Oxley Act of 2002 and the auditor independence rules of the SEC require all public accounting firms who audit public companies to obtain authority from their respective audit committees in order to provide professional services without impairing independence.  Before BMC performs any services for the Company, the Audit Committee is informed that such services are necessary and is advised of the estimated costs of such services.  The Audit Committee then decides whether to approve BMC’s performance of the services.  In 2008, all services performed by BMC were approved in advance pursuant to these procedures.  The Audit Committee has determined that the performance by BMC of tax services is compatible with maintaining that firm’s independence.

Fees Billed by Independent Public Accountants

Fees for professional services provided by Beard Miller Company LLP were as follows for the last two fiscal years:

	2008	2007
Audit Fees[1]	$281,392	$196,975
Audit-Related Fees[2]	14,135	13,399
Tax Fees[3]	15,125	9,234

	$310,652	$219,608

1
Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act, the student loan audit and procedures relating to SEC filings), including out-of-pockets expenses.

2
Assurance and related services reasonably related to the performance of the audit or review of financial statements include the employee benefit plan audit and other attest services not required by statue or regulations.

3	Tax fees include the preparation of state and federal tax returns and related tax questions and research.

The 2008 fees were approved in accordance with the Audit Committee’s policy.  The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2008 or 2007 total fees.

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

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2. +
Transition Agreement by and between TD Bank, N.A. and Commerce Bancorp LLC on the one hand and Commerce Bank/Harrisburg and Pennsylvania Commerce Bancorp, Inc., on the other hand, effective as of December 30, 2008

10.3. +	The Company’s 1990 Directors Stock Option Plan, as amended November 21, 2008 *

10.4. +	The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 *

10.5.	The Company’s 2001 Directors Stock Option Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*

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

(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2008 Annual Report to Shareholders that was previously filed on Form 10-K with the SEC on March 16, 2009.)

13. +	Pennsylvania Commerce Bancorp, Inc. 2008 Annual Report to Shareholders

21. +	Subsidiaries of the Company

23.	Consent of Beard Miller Company LLP.

31.1.	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)

31.2.	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)

32.	Section 1350 Certification by CEO and CFO

99. +	Agreement to Furnish Debt Instruments

(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statement Schedules – None required.

* Denotes a compensatory plan or arrangement
+ Previously filed with the Company's Form 10-K filed with the SEC on March 16, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennsylvania Commerce Bancorp, Inc. (Registrant)

Date: April 30, 2009	By /s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: April 30, 2009	By /s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	April 30, 2009
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009
Mark A. Zody

/s/ James R. Adair	Director	April 30, 2009

James R. Adair

/s/ John J. Cardello	Director	April 30, 2009

John J. Cardello

/s/ Jay W. Cleveland, Jr.	Director	April 30, 2009

Jay W. Cleveland, Jr.

/s/ Douglas S. Gelder	Director	April 30, 2009

Douglas S. Gelder

/s/ Alan R. Hassman	Director	April 30, 2009

Alan R. Hassman

/s/ Howell C. Mette	Director	April 30, 2009

Howell C. Mette

/s/ Michael A. Serluco	Director	April 30, 2009

Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	April 30, 2009

Samir J. Srouji, M.D.