Form 10-Q
period 2009-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2009-05-11
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,496,028 Common shares outstanding at 4/30/2009

PENNSYLVANIA COMMERCE BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(in thousands, except share and per share amounts)	March 31, 2009	December 31, 2008
Assets	Cash and cash equivalents	$39,517	$49,511
	Securities, available for sale at fair value	328,868	341,656
	Securities, held to maturity at cost
	(fair value 2009: $144,214; 2008: $154,357)	141,742	152,587
	Loans, held for sale	42,055	41,148
	Loans receivable, net of allowance for loan losses
	(allowance 2009: $16,231; 2008: $16,719)	1,430,105	1,423,064
	Restricted investments in bank stocks	21,630	21,630
	Premises and equipment, net	87,994	87,059
	Other assets	23,390	23,872
	Total assets	$2,115,301	$2,140,527
Liabilities	Deposits:
	Noninterest-bearing	$310,219	$280,556
	Interest-bearing	1,358,398	1,353,429
	Total deposits	1,668,617	1,633,985
	Short-term borrowings and repurchase agreements	236,525	300,125
	Long-term debt	79,400	79,400
	Other liabilities	11,762	12,547
	Total liabilities	1,996,304	2,026,057
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 10,000,000 shares authorized; issued and outstanding – 2009: 6,491,499; 2008: 6,446,421	6,491	6,446
	Surplus	74,211	73,221
	Retained earnings	52,500	51,683
	Accumulated other comprehensive loss	(14,605)	(17,280)
	Total stockholders’ equity	118,997	114,470
	Total liabilities and stockholders’ equity	$2,115,301	$2,140,527

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

		Three Months Ending
	(in thousands,	March 31,
	except per share amounts)	2009	2008
Interest	Loans receivable, including fees:
Income	Taxable	$18,812	$19,574
	Tax-exempt	999	640
	Securities:
	Taxable	5,477	7,927
	Tax-exempt	16	16
	Total interest income	25,304	28,157
Interest	Deposits	4,332	6,447
Expense	Short-term borrowings	426	1,911
	Long-term debt	1,209	1,216
	Total interest expense	5,967	9,574
	Net interest income	19,337	18,583
	Provision for loan losses	3,200	975
	Net interest income after provision for loan losses	16,137	17,608
Noninterest	Service charges and other fees	5,646	5,676
Income	Other operating income	175	141
	Gains (losses) on sales of loans	(322)	176
	Total noninterest income	5,499	5,993
Noninterest	Salaries and employee benefits	9,999	8,881
Expenses	Occupancy	2,024	2,074
	Furniture and equipment	1,011	1,052
	Advertising and marketing	520	837
	Data processing	2,034	1,705
	Postage and supplies	473	532
	Regulatory assessments and related fees	782	1,138
	Telephone	698	596
	Core system conversion/branding	588	0
	Merger/acquisition	230	0
	Other	2,268	2,086
	Total noninterest expenses	20,627	18,901
	Income before taxes	1,009	4,700
	Provision for federal income taxes	172	1,494
	Net income	$837	$3,206
	Net Income per Common Share:
	Basic	$0.13	$0.50
	Diluted	0.13	0.49
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,465	6,327
	Diluted	6,518	6,495

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

( in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2008	$400	$6,314	$70,610	$38,862	$(3,851)	$112,335
Comprehensive income (loss):
Net income	-	-	-	3,206	-	3,206
Change in unrealized losses on securities, net of tax	-	-	-	-	(5,778)	(5,778)
Total comprehensive loss						(2,572)
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 12,273 shares issued under stock option plans, including tax benefit of $62	-	12	195	-	-	207
Common stock of 30 shares issued under employee stock purchase plan	-	-	1	-	-	1
Proceeds from issuance of 6,369 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	6	148	-	-	154
Common stock share-based awards	-	-	231	-	-	231
Balance, March 31, 2008	$400	$6,332	$71,185	$42,048	$(9,629)	$110,336

( in thousands except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2009	$ 400	$ 6,446	$ 73,221	$ 51,683	$ (17,280)	$ 114,470
Comprehensive income:
Net income	-	-	-	837	-	837
Change in unrealized gains on securities, net of tax	-	-	-	-	2,675	2,675
Total comprehensive income						3,512
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 26,543 shares issued under stock option plans, including tax benefit of $51	-	27	341	-	-	368
Common stock of 230 shares issued under employee stock purchase plan	-	-	4	-	-	4
Proceeds from issuance of 18,305 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	18	292	-	-	310
Common stock share-based awards	-	-	353	-	-	353
Balance, March 31, 2009	$ 400	$ 6,491	$ 74,211	$ 52,500	$ (14,605)	$ 118,997

See accompanying notes.

Pennsylvania Commerce Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Three Months Ending March 31,
	(in thousands)	2009	2008

Operating Activities	Net income	$837	$3,206
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	3,200	975
	Provision for depreciation and amortization	1,190	1,269
	Deferred income taxes	284	(326)
	Amortization of securities premiums and accretion of discounts, net	213	144
	Proceeds from sales of loans originated for sale	34,267	13,883
	Loans originated for sale	(35,496)	(18,721)
	(Gains) losses on sales of loans originated for sale	322	(176)
	Stock-based compensation	353	231
	Amortization of deferred loan origination fees and costs	503	438
	(Increase) decrease in other assets	(1,508)	207
	Increase (decrease) in other liabilities	(785)	1,563
	Net cash provided by operating activities	3,380	2,693
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	10,832	67,772
	Securities available for sale:
	Proceeds from principal repayments, calls and maturities	16,703	12,133
	Proceeds from sales of loans receivable	2,819	0
	Net increase in loans receivable	(13,563)	(58,015)
	Net purchase of restricted investments in bank stock	0	770
	Proceeds from sale of foreclosed real estate	270	0
	Purchases of premises and equipment	(2,125)	(301)
	Net cash provided by investing activities	14,936	22,359

Financing Activities	Net decrease in demand, interest checking, money market, and savings deposits	(6,763)	(37,744)
	Net increase in time deposits	41,395	56,947
	Net decrease in short-term borrowings	(63,600)	(39,935)
	Proceeds from common stock options exercised	317	145
	Proceeds from dividend reinvestment and common stock purchase plan	310	154
	Tax benefit on exercise of stock options	51	62
	Cash dividends on preferred stock	(20)	(20)
	Net cash used in financing activities	(28,310)	(20,391)
	Increase (decrease) in cash and cash equivalents	(9,994)	4,661
	Cash and cash equivalents at beginning of year	49,511	50,955
	Cash and cash equivalents at end of period	$39,517	$55,616

See accompanying notes.

PENNSYLVANIA COMMERCE BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of Pennsylvania Commerce Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on the Company’s net income.

Note 2.    STOCK-BASED COMPENSATION

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for March 31, 2009 and 2008, respectively: risk-free interest rates of 2.3% and 3.3%; volatility factors of the expected market price of the Company's common stock of .30 and .29; weighted average expected lives of the options of 8.3 years for both years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for March 31, 2009 and 2008 was $6.10 and $10.68 per option, respectively. In the first quarter of 2009, the Company granted 170,850 options to purchase shares of the Company’s stock at an exercise price of $16.17 per share.

The Company recorded compensation expense of approximately $353,000 and $231,000 during the three months ended March 31, 2009 and March 31, 2008, respectively.

Note 3.    NEW ACCOUNTING STANDARDS

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will impact business combinations which occur after January 1,

2009.  Given that FASB Statement No.  141(R)  requires the expensing of direct acquisition costs, the Company expensed such costs in 2008 and in the first quarter of 2009 that were incurred in conjunction with the pending acquisition described in Note 4 and will continue to expense such costs as incurred.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently evaluating the potential impact this FSP will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4.  The Company is currently evaluating the potential impact these pronouncements will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.  The Company is currently evaluating the potential impact these prounoucements will have on its consolidated financial statements.

Note 4.    COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At March 31, 2009, the Company had $433 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Commerce announced it had entered into a services agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. The agreement will allow the Bank to transition to Fiserv many of the services that have been provided by Commerce Bank, N.A., now known as TD Bank, N.A. The initial investment with Fiserv is $3.4 million with an expected obligation for support, license fees and processing services of $24.6 million over the next seven years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions. The transition is expected to be completed either late second quarter or early third quarter 2009.

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

The Company has purchased land at 105 N. George Street, York City, York County, Pennsylvania. The Company plans to open a store on this property in the future.

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

	Three Months Ended March 31,
(in thousands)	2009	2008
Unrealized holding gains (losses) arising during the period	$4,115	$(8,889)
Income tax effect	(1,440)	3,111
Net of tax amount	$2,675	$(5,778)

Note 6.    GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $39.0 million of standby letters of credit at March 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at March 31, 2009 for guarantees under standby letters of credit issued.

Note 7.    PENDING ACQUISITION

On November 10, 2008, the Company announced it had entered into a definitive agreement to acquire Philadelphia-based Republic First Bancorp, Inc.  ("Republic First") in a tax-free all stock transaction.  The combined company will have total assets exceeding $3 billion and a network of 45 branches in Central Pennsylvania, Metro Philadelphia and Southern New Jersey.

On April 29, 2009, the contractual deadline for the completion of the merger of Republic First into the Company was extended until July 31, 2009.  The extension was contemplated by the merger agreement and will allow the parties additional time to obtain required regulatory approvals for the merger.  Either the Company or Republic First, provided it is not responsible for the delay, may terminate the merger agreement if the merger is not completed by July 31, 2009.  Shareholders of Republic First and the Company approved the merger on March 18, 2009 and March 19, 2009, respectively.

Note 8.    FAIR VALUE DISCLOSURE

The Company uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique due to assumptions that are susceptible to significant change. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$328,868	$-	$328,868	$-

As of March 31, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 were as follows:

		Fair Value Measurements at Reporting Date Using
( in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$341,656	$-	$341,656	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

(in thousands)	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,042	$-	$-	$10,042
Foreclosed assets	989			989
Total	$11,031	$-	$-	$11,031

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 were as follows:

(in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,034	$-	$-	$9,034

Securities available for sale – Fair values for securities available for sale were based upon a market approach. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained through third party data service providers who use matrix pricing on similar securities. When position-specific quotes were not utilized, fair value was based on quotes of comparable bonds. The market for certain securities held in the Company’s available for sale portfolio remained extremely volatile during the first three months of 2009, similar to the second half of 2008 due to extraordinary economic and market dislocations. The unrealized losses on these securities are primarily the result of changes in the liquidity levels in the market in addition to changes in general market interest rates and not by material changes in the credit characteristics of the investment securities portfolio.

Loans accounted for under SFAS No. 114 – Loans included in the table above are those that were accounted for under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance as determined under SFAS 114.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others discussed in this Form 10-Q and in the Company’s Form 10-K, could cause the Company’s financial performance to differ materially from that expressed or implied in such forward-looking statements:

· the Company’s ability to successfully transition all services currently provided to it by TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.) to the Company’s new service provider, Fiserv Solutions, Inc.

· the receipt of a $6 million fee from TD Bank if the transition of all services is completed by the required dates as called for in the Transition Agreement between the two parties;

· whether the transactions contemplated by the merger agreement with Republic First will be approved by the applicable federal, state and local regulatory authorities;

· the Company’s ability to complete the proposed merger with Republic First Bancorp, Inc., to integrate successfully Republic First’s assets, liabilities, customers, systems and management personnel into the Company’s operations, and to realize expected cost savings and revenue enhancements within expected timeframes;

· the possibility that expected Republic First merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at the effective date of the merger and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

· adverse changes in the Company’s or Republic First’s loan portfolios and the resulting credit risk-related losses and expenses;

· the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

· general economic or business conditions, either nationally, regionally or in the communities in which either the Company or Republic First does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

· continued levels of loan quality and volume origination;

· the adequacy of loss reserves;

· the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

· the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;

· unanticipated regulatory or judicial proceedings;

· interest rate, market and monetary fluctuations;

· the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers;

· changes in consumer spending and saving habits relative to the financial services we provide;

· effect of terrorists attacks and threats of actual war;

· and the success of the Company at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

Total revenues for the three months ended March 31, 2009 were $24.8 million, up $260,000 or 1%, over the same period in 2008. Net income for the first quarter of 2009 was $837,000 compared to $3.2 million recorded in the first quarter of 2008 and diluted net income per share for the quarter totaled $0.13 vs. $0.49 per share recorded during the first quarter of 2008.

The decreases in net income and net income per share were a direct result of higher provisions to the Bank’s allowance for loan losses combined with an increase in noninterest expenses associated with planning, training and testing for the conversion of core processing, item processing and network infrastructure services to a new service provider. Also impacting first quarter 2009 results were expenses associated with our pending acquisition of and merger with Republic First Bancorp.

For the first quarter of 2009, our total net loans (including loans held for sale) increased by $7.9 million, or 1%, from $1.46 billion at December 31, 2008 to $1.47 billion at March 31, 2009. This growth was net of the sale of $12.2 million of student loans during the first three months of 2009. Excluding the effects of this sale, our total net loans grew by $20.1 million during the first quarter. Over the past twelve months, total net loans including loans held for sale, grew by $249.8 million, or 20%, to $1.47 billion. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our customers and our market footprint. Our loan to deposit ratio, which includes loans held for sale, was 88% at March 31, 2009 compared to 90% at December 31, 2008.

Total deposits increased $34.6 million, or 2%, from $1.63 billion at December 31, 2008 to $1.67 billion at March 31, 2009. During this period, our total commercial and retail deposits increased by $17.1 million while total public deposits increased $17.5 million. Of particular significance is that $29.7 million, or 86%, of this growth was in noninterest-bearing deposits. Over the past twelve months, total deposits increased by $88.5 million, or 6%, while core deposits grew $112.5 million, or 7%, to $1.66 billion.

Total borrowings decreased by $63.6 million from $379.5 million at December 31, 2008 to $315.9 million at March 31, 2009, primarily as a result of deposit growth combined with principal paydowns in the securities portfolio. Of the total borrowings at March 31, 2009, $236.5 million were short-term and $79.4 million were considered long-term.

Nonperforming assets and loans past due 90 days at March 31, 2009 totaled $30.4 million, or 1.44%, of total assets, as compared to $27.9 million, or 1.30% of total assets, at December 31, 2008 and $4.3 million, or 0.22%, of total assets one year ago. The Company’s first quarter provision for loan losses totaled $3.2 million, as compared to $975,000 recorded in the first quarter of 2008.  The increase in the provision for loan losses over the prior year is a result of the Company’s strong gross loan growth (excluding loans held for sale) of $231.5 million over the past twelve months as well as the increase in the level of nonperforming loans from March 31, 2008 to March 31, 2009. The allowance for loan losses totaled $16.2 million as of March 31, 2009, an increase of $4.6 million, or 40%, over the total allowance at March 31, 2008.  The allowance represented 1.12% and 0.96% of gross loans outstanding at March 31, 2009 and 2008, respectively.

The allowance for loan losses decreased by $488,000 from $16.7 million at December 31, 2008 to $16.2 million at March 31, 2009.  The decrease was the result of $3.7 million of net charge-offs, partially offset by an additional provision for loan losses of $3.2 million.  The allowance represented 1.12% of gross loans outstanding at March 31, 2009 compared to 1.16% of gross loans at December 31, 2008.

Total net charge-offs for the first quarter were $3.7 million vs. $90,000 for the first quarter of 2008.  Two separate loan charge-offs, totaling $3.6 million, accounted for 97% of total net charge-offs for the quarter and a total reserve associated with there two loans of $2.2 million at December 31, 2008.

The financial highlights for the first quarter of 2009 compared to the same period in 2008 are summarized below.

(in millions, except per share amounts and where indicated otherwise)	March 31, 2009	March 31, 2008	% Change

Total assets	$2,115.3	$1,957.8	8%
Total loans (net)	1,430.1	1,203.2	19
Total deposits	1,668.6	1,580.1	6

Total revenues	$24.8	$24.6	1%
Total noninterest expenses	20.6	18.9	9
Net income (in thousands)	837	3,206	(74)

Diluted net income per share	$0.13	$0.49	(73)%

In the future we expect that we will continue our pattern of expanding our footprint not only with the aforementioned acquisition of Republic First but also by branching into contiguous areas of our new and existing markets, and by filling gaps between existing store locations. Accordingly, we anticipate notable balance sheet and revenue growth as a result of the expansion. Additionally, we expect to incur direct acquisition expenses as we consummate the merger with Republic First including expenses to combine the operations of the two companies. We also anticipate that the upcoming core system conversion and rebranding initiative will result in significant increased levels of expense. We anticipate that these initiatives will primarily be funded through cash generated from operations, our existing funding sources and the $6 million fee to be received from TD Bank if all services are transitioned away by July 15, 2009. Operating results for 2009 and the years that follow could also be heavily impacted by the overall state of the local and global economy.

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

We perform monthly, systematic reviews of our loan portfolios to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance necessary to cover the estimated probable losses in various loan categories. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation and the volatility of forecasted net credit losses.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. In addition to calculating and the testing of loss factors, we periodically evaluate qualitative factors which include:

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) using the modified prospective method. FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.   The grant-date fair value and ultimately the amount of compensation expense recognized is dependent upon certain assumptions we make such as the expected term the options will remain outstanding, the volatility and dividend yield of our company stock and risk free interest rate. This critical Accounting policy is more fully described in Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In estimating other-than-temporary impairment losses, management considers (1) adverse changes in the general market condition of the industry in which the investment is related, (2) the financial condition and near-term prospects of the issuer, (3) the seniority of the tranche owned by the Bank in relation to the entire bond issue, (4) current prepayment behavior, (5) current credit agency ratings, (6) the credit support available in the bond structure to absorb losses, and (7) each of the following with respect to the underlying collateral: (a) delinquency percentages and trends, (b) weighted average loan-to-value ratios, (c) weighted average FICO scores, and (d) the level of foreclosure and OREO activity. Also considered is the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Fair Value Measurements.   Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. Under FAS 157, the Company is required to disclose the fair value of financial assets and liabilities that are measured at fair value within the fair value hierarchy prescribed by FAS No. 157. The  fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 8 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended March 31, 2009. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At March 31, 2009, the fair value of assets based on level 3 measurements constituted 3% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The Company’s available for sale investment security portfolio constitutes 97% of the total assets measured at fair value and is primarily classified as a level 2 fair value measurement (quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability). Management utilizes third party service providers to aid in the determination of the fair value of the portfolio. If quoted market prices are not available, fair values are generally based on quoted market prices of comparable instruments. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $2.02 billion for the first quarter of 2009, compared to $1.81 billion for the same period in 2008. For the quarter ended March 31, total loans receivable including loans held for sale, averaged $1.49 billion in 2009 and $1.20 billion in 2008, respectively. For the same two quarters, total securities averaged $527.0 million and $617.9 million, respectively.

The overall net growth in interest-earning assets was funded primarily by a $124.9 increase in the average balance of total deposits. Total interest-bearing deposits averaged $1.33 billion for the first quarter of 2009, compared to $1.25 billion for the first quarter of 2008 while average net noninterest bearing deposits increased by $43.2 million over the first quarter one year ago.  Also funding the growth in interest earning assets was an increase in the average level of short-term borrowings.  Short-term borrowings, which consists of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, averaged $308.1 million for the first quarter of 2009 versus $230.7 million for the same quarter of 2008.

The fully-taxable equivalent yield on interest-earning assets for the first quarter of 2009 was 5.14%, a decrease of 112 basis points (“bps”) from the comparable period in 2008. This decrease resulted from lower yields on our loan and securities portfolios during the first quarter of 2009 as compared to the same period in 2008. Floating rate loans represent approximately 32% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which decreased 200 bps during the first quarter of 2008 and subsequently decreased another 200 bps throughout the remainder of 2008, following similar decreases in the overnight federal funds rate by the Federal Open Market Committee. Approximately $100 million, or 20%, of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month London Interbank Offered Rate ("LIBOR") interest rate. The average one month LIBOR interest rate decreased approximately 283 bps from the average rate of 3.29% during the first quarter 2008 compared to the average rate of 0.46% for the first quarter of 2009.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue to be lower throughout 2009 than in 2008.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2009 was 1.41%, compared to 2.46% for the first quarter of 2008. Our deposit cost of funds decreased 56 bps from 1.43% in the first quarter of 2008 to 0.87% for the first quarter of 2009. The average cost of short-term borrowings decreased from 3.28% in the first quarter of 2008 to 0.55% in the first quarter of 2009. The aggregate average cost of all funding sources for the Company was 1.20% for the first quarter of 2009, compared to 2.11% for the same quarter of the prior year. The dramatic decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the first quarter as compared to the same period in 2008. At March 31, 2009, approximately $508 million, or 30%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, or 30-day LIBOR interest rate. Late during the third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 43% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 2.19% in the first quarter of 2008 to 0.22% in the first quarter of 2009 thereby significantly reducing the average interest rate paid on these deposits. The decrease in the Company’s borrowing cost of funds is primarily related to the decrease in the overnight federal funds interest rate which decreased by 200 bps over the past four quarters.

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

Net interest income, on a fully tax-equivalent basis, for the first quarter of 2009 increased by $947,000, or 5%, over the same period in 2008. This increase was a result of continued strong loan growth combined with a reduction on interest rates paid on deposits and short-term borrowing sources. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $25.9 million for the first quarter of 2009, a decrease of $2.7 million, or 9%, from 2008.  Interest income on loans receivable, on a tax-equivalent basis, decreased by $211,000, or 1%, from the first quarter of 2008. This decrease was the result of a $3.0 million increase in loan interest income due to a higher level of loans receivable outstanding partially offset by a $3.2 million decrease due to lower interest rates associated with our floating rate loans and new fixed rate loans generated over the past twelve months. The lower rates are a direct result of the decreases in the New York prime lending rate following similar decreases in the federal funds rate. Interest income on the investment securities portfolio decreased by $2.5 million, or 31%, for the first quarter of 2009 as compared to the same period last year. This was a result of a decrease in the average balance of the investment securities portfolio of $90.9 million, or 15%, from the first quarter one year ago combined with the fact that the average rate earned on those securities decreased 97 bps from first quarter 2008 to first quarter 2009.

Due to the significant decrease in short-term interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically. These cash flows were used to fund the continued strong loan growth and were not redeployed back into the securities portfolio.

Interest expense for the first quarter decreased $3.6 million, or 38%, from $9.6 million in 2008 to $6.0 million in 2009. Interest expense on deposits decreased by $2.1 million, or 33%, from the first quarter of 2008 while interest expense on short-term borrowings decreased by $1.5 million, or 78%, for the same period.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.73% during the first quarter of 2009 compared to 3.80% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 21 bps, from 4.15% for the first quarter of 2008 to 3.94% for the first quarter of 2009, as a result of the decreased yield on interest earning assets partially offset by the decrease in the cost of funding sources as previously discussed.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded provisions of $3.2 million to the allowance for loan losses for the first quarter of 2009 as compared to $975,000 for the first quarter of 2008. The increase in the provision for loan losses over the prior year is a result of the Company’s strong loan growth of $231.5 million over the past twelve months, combined with the increase in the level of non-performing loans at March 31, 2009, the amount of net charge-offs incurred during the first quarter of 2009 as well as other qualitative factors which management considers relevant in assessing the level of risk associated with the loan portfolio.

From December 31, 2008 to March 31, 2009, total nonperforming loans increased from $27.1 million to $29.4 million. Total nonperforming loans at March 31, 2008 were $3.8 million. Nonperforming assets as a percentage of total assets increased from 1.30% at December 31, 2008 to 1.44% at March 31, 2009. This same ratio was 0.22% at March 31, 2008. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Net loan charge-offs for the first quarter of 2009 were $3.7 million, or 0.26% of average loans outstanding, compared to net charge-offs of $90,000, or 0.01% of average loans outstanding, for the same period in 2008. Two separate loans charged off during the first quarter of 2009, totaling $3.6 million, accounted for 97% of total net charge-offs for the quarter. The Company had made a specific reserve allocation of $1.8 million on one of those loans during the fourth quarter of 2008.   The second loan that had a partial charge-off in the first quarter of 2009 was determined to be impaired at December 31, 2008 but did not have a specific reserve allocated to it at December 31, 2008.  During the first quarter, management determined that, based upon facts and circumstances regarding the borrower which had changed since December 31, 2008, a charge-off was necessary in the amount of $1.8 million on this loan.  The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.12% at March 31, 2009, as compared to 1.16% at December 31, 2008, and 0.96% at March 31, 2008.

Noninterest Income

Noninterest income for the first quarter of 2009 decreased by $494,000, or 8%, from the same period in 2008. Core noninterest income, comprised primarily of deposit service charges and fees, totaled $6.1 million, an increase of $133,000, or 2%, over the first quarter of 2008. Noninterest income for the first quarter of 2009 included $322,000 of net losses on sales of loans compared to net gains of $176,000 on sales of loans during the first quarter of 2008. This was the result of a $627,000 loss on the sale of student loans offset partially by a $305,000 gain on the sale of residential loans. The loss on the sale of student loans was related to management’s decision to sell a $12.2 million portion of the Bank’s student loan portfolio due to the low level of yields on those loans combined with a higher level of servicing costs and an illiquid market for such sales.

Noninterest Expenses

For the first quarter of 2009, noninterest expenses increased by $1.7 million, or 9%, over the same period in 2008. Staffing levels, data processing costs and related expenses increased to service more deposit and loan customers and process a higher volume of transactions. Additionally, costs associated with our pending acquisition of Republic First, the pending core system conversion and transition of services from TD Bank to a new service provider as well as our rebranding initiatives all served to increase our noninterest expense levels in the first quarter of 2009 compared to prior periods. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2009 and March 31, 2008 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $1.1 million, or 13%, for the first quarter of 2009 over the first quarter of 2008. This increase includes the impact of additional staffing in our operations and information technology departments to facilitate the conversion processes as well as to handle functions that are currently performed by TD Bank but will be performed in-house, post-conversion. The increase was also partially a result of higher overall benefit plan costs as well as additional expense related to the issuance of stock options to directors and employees.

Occupancy expenses totaled $2.0 million for the first quarter of 2009, a decrease of $50,000, or 2%, from the first quarter of 2008, while furniture and equipment expenses decreased 4%, or $41,000, from the first quarter of 2008. The decrease was related to lower levels of depreciation on fixed assets as compared to the first quarter one year ago.

Advertising and marketing expenses totaled $520,000 for the three months ending March 31, 2009, a decrease of $317,000, or 38%, from the same period in 2008. This is primarily due to lower brand promotional activity given the anticipated rebranding efforts expected to occur mid-year 2009.

Data processing expenses increased by $329,000, or 19%, in the first quarter of 2009 over the three months ended March 31, 2008. The increase was due to costs associated with processing additional transactions as a result of the growth in the number of accounts serviced combined with enhancements to some current systems in preparation for our conversion of processing from TD Bank to our new service provider, Fiserv.

Regulatory assessments and related fees totaled $782,000 for the first quarter of 2009 and were $356,000, or 31%, lower than for the first quarter of 2008. Included in total regulatory expenses for the first quarter of 2008 were costs incurred to address the matters identified by the Office of the Comptroller of the Currency (“OCC”) in a formal written agreement and a consent order which the Bank entered into with the OCC in 2007 and 2008, respectively. Both the formal written agreement and the consent order between the Bank and the OCC were terminated on November 7, 2008.

Offsetting this decrease in regulatory compliance costs was an increase in the amount of FDIC premiums paid by the Bank for deposit insurance from $427,000 for the first quarter of 2008 to $735,000 for the first quarter of 2009, an increase of $308,000, or 72%. The Bank, like all financial institutions whose deposits are guaranteed by the FDIC, pays a quarterly premium for such deposit coverage. For 2009, the FDIC has increased these premium rates significantly over prior years. The new rates, as currently in effect, are projected to increase the Bank’s expense for such coverage in 2009 by $1.3 million over the level incurred in 2008. Also, the FDIC has announced its intention to assess a one-time emergency deposit premium fee on all covered institutions in 2009 to bolster the level of the Deposit Insurance Fund which is available to cover possible future bank failures. The

Company will be required to accrue for this one-time assessment in the second quarter of 2009 and make payment in the third quarter.

Included in noninterest expenses for the first quarter of 2009 was $588,000 related to planning and training for the conversion of core processing, item processing and network infrastructure services from our current service provider, TD Bank, to our new service provider, Fiserv. This conversion is planned for mid-2009. Also included in noninterest expenses for the quarter was $230,000 associated with the Company’s pending acquisition of Republic First which is expected to close upon regulatory approval. We expect to incur significant additional costs associated with both the conversion of systems and the acquisition of Republic First throughout the remainder of 2009.

Other noninterest expenses increased by $225,000, or 7%, for the three-month period ended March 31, 2009, compared to the same period in 2008. Components of the increase included costs related to lending expenses and costs associated with our gift card product.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the first quarter of 2009 this ratio equaled 2.88% and for the first quarter of 2008 this ratio equaled 2.66%. Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending March 31, 2009, the operating efficiency ratio was 83.1%, compared to 76.9% for the similar period in 2008. The increase in the operating efficiency ratio primarily relates to the increase in noninterest expense relating to merger and acquisitions, conversion and rebranding activities in 2009 vs. 2008.

Provision for Federal Income Taxes

The provision for federal income taxes was $172,000 for the first quarter of 2009, compared to $1.5 million for the same period in 2008. The effective tax rate for the first three months of 2009 was 17.0% as compared to 31.8% for the first three months of 2008. This decrease in effective tax rate and the corresponding provision during 2009 was primarily due to lower pretax income and a greater proportion of tax exempt interest income on investments and loans to total pretax income. The Company’s statutory rate was 35% in both 2008 and in 2009.

Net Income and Net Income per Share

Net income for the first quarter of 2009 was $837,000, a decrease of $2.4 million, or 74%, from the $3.2 million recorded in the first quarter of 2008. The decrease was due to a $754,000 increase in net interest income and a $1.3 million decrease in the provision for income taxes, more than offset by a $494,000 decrease in noninterest income, a $2.2 million increase in the provision for loan losses, and a $1.7 million increase in noninterest expenses.

Basic earnings per common share were $0.13 for the first quarter of 2009, compared to $0.50 for the first quarter of 2008. Diluted earnings per common share decreased 73%, to $0.13, for the first quarter of 2009, compared to $0.49 for the first quarter of 2008.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2009 was 0.16%, compared to 0.66% for the first quarter of 2008. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 2.91% for the first quarter of 2009, compared to 11.39% for the first quarter of 2008. Both ROA and ROE for the first quarter of 2009 were directly impacted by the lower level of net income compared to the same period in 2008.

FINANCIAL CONDITION

Securities

During the first three months of 2009, the total investment securities portfolio decreased by $23.6 million from $494.2 million to $470.6 million. Due to the significant decrease in short-term market interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically.  These funds were used to fund the strong loan growth rather than redeploy these cash flows back into investment securities at a reduced net interest spread. Additionally, the unrealized loss on available for sale securities decreased by $4.1 million from $26.6 million at December 31, 2008 to $22.5 million at March 31, 2009 as a result of improving market values in both agency and non-agency securities.

During the first three months of 2009, securities available for sale ("AFS") decreased by $12.8 million, from $341.7 million at December 31, 2008 to $328.9 million at March 31, 2009 as a result of principal repayments of $16.7 million and a $4.1 million decrease in unrealized losses. The AFS portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At March 31, 2009, the unrealized loss on securities available for sale included in stockholders’ equity totaled $14.6 million, net of tax, compared to $17.3 million at December 31, 2008. The weighted average life of the AFS portfolio at March 31, 2009 was approximately 4.2 years compared to 4.9 years at December 31, 2008 and the duration was 3.4 years at March 31, 2009 compared to 4.0 years at December 31, 2008. The current weighted average yield was 4.21% at March 31, 2009 compared to 4.19% at December 31, 2008.

During the first three months of 2009, securities held to maturity ("HTM") decreased by $10.9 million from $152.6 million to $141.7 million as a result of principal repayments. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The weighted average life of the HTM portfolio at March 31, 2009 was approximately 3.5 years compared to 4.1 years at December 31, 2008 and the duration was 3.0 years at March 31, 2009 compared to 3.4 years at December 31, 2008. The current weighted average yield was 5.02% at both March 31, 2009 and December 31, 2008.

Total investment securities aggregated $470.6 million, or 22%, of total assets at March 31, 2009 as compared to $494.2 million, or 23%, of total assets at December 31, 2008.

The average fully-taxable equivalent yield on the combined investment securities portfolio for the first three months of 2009 was 4.18% as compared to 5.15% for the similar period of 2008.

Our investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMO’s). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little, if any, credit risk because they are either backed by the full faith and credit of the U.S. Government or their principal and interest payments are guaranteed by an agency of the U.S. Government. Private label CMO’s are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private label CMO’s have carried a AAA insurance rating on the underlying issuer, however, the subprime mortgage problems and collapse in the residential housing market in the U.S. throughout 2008 have led to ratings downgrades and subsequent other-than-temporary impairment of many types of CMO’s.

The unrealized losses in the Company’s investment portfolio at March 31, 2009 were associated with two different types of securities. The first type includes ten floating rate government agency sponsored collateralized mortgage obligations (CMO’s), all of which have yields that are indexed to a spread over the one month LIBOR. Management believes that the unrealized losses on the Company’s investment in these federal agency CMO’s were caused by the overall very low level of market interest rates, including LIBOR. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2009.

The second type of security in the Company’s investment portfolio with unrealized losses at March 31, 2009 were private label CMO’s. As of March 31, 2009, the Bank owned thirty-two such securities in its investment portfolio with a total book value of $149.1 million. Management performs periodic assessments of these securities for other-than-temporary impairment. See Application of Critical Accounting Policies earlier in this quarterly report on Form 10-Q for a list of considerations management utilizes in its assessment. To help with this assessment, management requested an independent third party (the third party) with expertise regarding CMO securities to prepare an analysis of all private-label CMO’s held in the Bank’s investment portfolio.  The third party produced a book which detailed historical performance for each CMO dating back to the bonds issuance as well as a separate collateral default analysis with various levels of loss severity for each bond. The third party also assigned each bond to one of five risk categories based upon their knowledge and analysis of the bonds.  They ranked fourteen of the Bank’s private-label CMO’s as low risk, twelve of them as low to mid risk, none of them as mid risk, three of them as mid to high risk and three were rated as high risk.  Management discussed the characteristics and performance of each of the high risk bonds with a CMO analyst employed by the third party to gain better insight into the risks and probability of loss potential associated with each bond.

While each of these three bonds has experienced an increase in delinquency, foreclosure and OREO activity, none has yet experienced default rates high enough, in management’s opinion, to warrant impairment of the tranche owned by the Bank at this time.  Also, at this time there appears to be sufficient credit support built into the structure of each bond to absorb losses ranging from 6% to 8% of the remaining balance before impairment could begin to affect the tranches owned by the Bank.

Management also applied a pricing methodology as permitted by FAS #157(3) to the Bank’s entire private-label CMO portfolio in an effort to provide what may be more reasonable pricing of these bonds at March 31, 2009 in a more normalized trading market.   The results produced much higher market prices as of March 31, 2009 than were obtained by way of matrix pricing the securities with street bids.  Although the accounting guidance would permit the Bank to utilize these higher prices, management has elected to utilize the lower matrix pricing for its financial statements.

In summary, based upon a detailed analysis, management does not believe that the decreased market prices associated with any of the Bank’s private label CMO investments represent other-than-temporary impairment as of March 31, 2009.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. Depending on market conditions, the Bank typically sells its student loans during the first quarter of each year. At the present time, the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2008 and March 31, 2009, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $42.1 million at March 31, 2009 and $41.2 million at December 31, 2008. At March 31, 2009, loans held for sale were comprised of $35.9 million of student loans and $6.2 million of residential mortgages as compared to $34.4 million of student loans, $2.9 million of SBA loans and $3.9 million of residential loans at December 31, 2008. The change was the result of sales of $12.2 million in student loans and $22.4 million in residential loans, offset by originations of $35.5 million in new loans held for sale.  Loans held for sale, as a percent of total assets, were approximately 2% at March 31, 2009 and at December 31, 2008.

Loans Receivable

During the first three months of 2009, total gross loans receivable increased by $6.6 million, from $1.44 billion at December 31, 2008, to $1.45 billion at March 31, 2009. Gross loans receivable represented 87% of total deposits and 68% of total assets at March 31, 2009, as compared to 88% and 67%, respectively, at December 31, 2008.

The following table reflects the composition of the Company’s loan portfolio.

(dollars in thousands)	As of 3/31/2009	% of Total	As of 3/31/2008	% of Total	$ Increase	% Increase
Commercial	$448,898	31%	$377,149	31%	$71,749	19%
Owner-Occupied	271,151	19	269,629	22	1,522	1
Total Commercial	720,049	50	646,778	53	73,271	11
Consumer / Residential	318,476	22	309,873	26	8,603	3
Commercial Real Estate	407,811	28	258,207	21	149,604	58
Gross Loans	1,446,336	100%	1,214,858	100%	$231,478	19%
Less: Allowance for loan losses	(16,231)		(11,627)
Net Loans	$1,430,105		$1,203,231

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at March 31, 2009, were $30.4 million, or 1.44%, of total assets as compared to $27.9 million, or 1.30%, of total assets at December 31, 2008. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $29.4 million at March 31, 2009 compared to $27.1 million at December 31, 2008. Foreclosed real estate totaled $989,000 at March 31, 2009 and $743,000 at December 31, 2008. At March 31, 2009, thirty-two loans were in the nonaccrual commercial category ranging from $1,000 to $3.1 million and twenty-four loans were in the nonaccrual commercial real estate category ranging from $18,000 to $5.8 million. At December 31, 2008, twenty-two loans were in the nonaccrual commercial category ranging from $11,000 to $3.1 million and eighteen loans were in the nonaccrual commercial real estate category ranging from $22,000 to $6.6 million. Loans past due 90 days or more and still accruing was $0 at both March 31, 2009 and at December 31, 2008. Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio.

Impaired loans requiring a specific allocation totaled $12.2 million at March 31, 2009. This was a decrease of $530,000 compared to impaired loans requiring a specific allocation at December 31, 2008. From December 31, 2008, there were thirteen loans added totaling $1.5 million to the loans requiring a specific allocation and one loan totaling $1.9 million that no longer required a specific allocation at March 31, 2009. Additional loans of $7.2 million, considered by our internal loan review department as potential problem loans at March 31, 2009, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure went from $8.8 million at December 31, 2008 to $7.2 million at March 31, 2009, representing a $1.6 million decrease.

The table below presents information regarding nonperforming loans and assets at March 31, 2009 and 2008 and at December 31, 2008.

	Nonperforming Loans and Assets
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans:
Commercial	$8,479	$6,863	$1,158
Consumer	724	492	120
Real Estate:
Construction	7,870	7,646	284
Mortgage	12,348	12,121	2,183
Total nonaccrual loans	29,421	27,122	3,745
Loans past due 90 days or more and still accruing	-	-	15
Restructured loans	-	-	-
Total nonperforming loans	29,421	27,122	3,760
Foreclosed real estate	989	743	588
Total nonperforming assets	$30,410	$27,865	$4,348
Nonperforming loans to total loans	2.03%	1.88%	0.31%
Nonperforming assets to total assets	1.44%	1.30%	0.22%
Nonperforming loan coverage	55%	62%	309%
Nonperforming assets / capital plus allowance for loan losses	22%	21%	4%

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ending	Year Ending	Three Months Ending
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Balance at beginning of period	$16,719	$10,742	$10,742
Provisions charged to operating expense	3,200	7,475	975
	19,919	18,217	11,717
Recoveries of loans previously charged-off:
Commercial	3	145	124
Consumer	1	25	6
Real Estate	-	-	-
Total recoveries	4	170	130
Loans charged-off:
Commercial	(3,685)	(1,426)	(165)
Consumer	(7)	(173)	(38)
Real Estate	-	(69)	(17)
Total charged-off	(3,692)	(1,668)	(220)
Net charge-offs	(3,688)	(1,498)	(90)
Balance at end of period	$16,231	$16,719	$11,627
Net charge-offs as a percentage of average loans outstanding	0.26%	0.11%	0.01%
Allowance for loan losses as a percentage of period-end loans	1.12%	1.16%	0.96%

The Company recorded provisions of $3.2 million to the allowance for loan losses during the first quarter of 2009, compared to $975,000 for the same period in 2008. Net charge-offs for the quarter totaled $3.7 million, or 0.26%, of average loans outstanding compared to $220,000, or 0.01%, for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 1.12% at March 31, 2009, compared to 1.16% at December 31, 2008; primarily due to the increased provision for loan losses throughout the first three months of 2009.

Premises and Equipment

During the first three months of 2009, premises and equipment increased by $935,000, or 1%, from $87.1 million at December 31, 2008 to $88.0 million at March 31, 2009. This increase was due to, purchases of $1.9 million offset by depreciation and amortization on existing assets of $1.2 million.

Other Assets

Other assets decreased by $482,000 from December 31, 2008 to March 31, 2009 primarily the result of an increase in prepaid expenses offset by a decrease in the net tax effect on the unrealized loss on the available for sale investment portfolio in which the loss decreased the first quarter of 2009.

Deposits

Total deposits at March 31, 2009 were $1.67 billion, up $34.6 million from total deposits of $1.63 billion at December 31, 2008.  Core deposits totaled $1.66 billion at March 31, 2009, compared to $1.63 billion at December 31, 2008. During the first three months of 2009, core consumer deposits increased $72.9 million, or 10%, core commercial deposits decreased $55.8 million while core government deposits increased by $15.9 million. Total noninterest bearing deposits increased by $29.7 million, from $280.6 million at December 31, 2008 to $310.2 million at March 31, 2009.

The average balances and weighted average rates paid on deposits for the first three months of 2009 and 2008 are presented in the table below.

	Three Months Ending March 31,
	2009		2008
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$285,580		$270,345
Interest-bearing (money market and checking)	722,248	0.93%	706,625	1.91%
Savings	345,498	0.65	349,976	1.38
Time deposits	259,681	3.31	189,141	4.01
Total deposits	$1,613,007		$1,516,087

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At March 31, 2009, short-term borrowings totaled $236.5 million as compared to $300.1 million at December 31, 2008. The average rate paid on the short-term borrowings was 0.55% during the first three months of 2009, compared to an average rate paid of 3.28% during the first three months of 2008. The decreased rate paid on the borrowings is a direct result of the decreases in short-term interest rates implemented by the Federal Reserve Board during 2008 as previously discussed in this Form 10-Q.

Long-Term Debt

Long-term debt totaled $79.4 million at March 31, 2009 and December 31, 2008. Our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as longer-term borrowings through the FHLB of Pittsburgh. At March 31, 2009, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29% and a $25.0 million borrowing with a 2 year maturity and a three month conversion term at an initial interest rate of 4.49%.

Stockholders’ Equity and Capital Adequacy

At March 31, 2009, stockholders’ equity totaled $119.0 million, up $4.5 million from $114.5 million at December 31, 2008. Stockholders’ equity at March 31, 2009 included $14.6 million of unrealized losses, net of income tax benefits, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $1.9 million, or 1%, from $131.8 million at December 31, 2008, to $133.6 million at March 31, 2009 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2009, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	March 31, 2009	December 31, 2008	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.43%	9.67%	4.00%	6.00%
Risk-based Total	10.38	10.68	8.00	10.00
Leverage ratio (to average assets)	7.52	7.52	3.00 - 4.00	5.00

The consolidated capital ratios of the Company at March 31, 2009 were as follows: leverage ratio of 7.59%, Tier 1 capital to risk-weighted assets of 9.51% and total capital to risk-weighted assets of 10.47%.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point (“bp”) increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The 100 basis point decrease scenario represents a change in risk measurement adopted by management in the second quarter of 2008. For the time period September 2005 through March 2008, management used a 200 basis point decrease as its risk measurement analytic due to the higher level of short-term interest rates. As a result of decreases in short-term interest rates totaling 500 bps between December 31, 2006 and December 31, 2008, management feels that a scenario monitoring a 200 basis point decrease in interest rates from their current level is no longer feasible, and a 100 basis point decreasing interest rate scenario is more appropriate going forward.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 200 or minus 100 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at March 31, 2009 of a plus 200 and minus 100 basis point (bp) change in interest rates to the impact at March 31, 2008 in the same scenarios.

	March 31, 2009		March 31, 2008
	12 Months	24 Months	12 Months	24 Months
Plus 200	1.9%	4.4%	(1.4)%	(0.1)%
Minus 100	(1.0)	(3.0)	1.0	0.3
Minus 200	-	-	1.4	(0.4)

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario and then compares the excess of market value over book value given an immediate 200 bp increase or 100 bp decrease in interest rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change would result in the loss of 40% or more of the excess of market value over book value in the current rate scenario. At March 31, 2009, the market value of equity calculation, when utilizing the normal practice of valuing all investments based on spot prices obtained in the marketplace, indicates an unacceptable level of interest rate risk in the plus 200 basis point scenario.  It is the Bank’s opinion that spot prices for securities in the Private Label CMO portfolio at March 31, 2009 were not indicative of their true fair value, as the marketplace for these instruments was displaced.  The Bank estimated alternative fair values for Private Label CMOs, incorporating acceptable methodology outlined in FAS 157(3).  When utilizing the results of this alternative fair value methodology, the negative variability in the market value of equity in the plus 200 basis point scenario is reduced by approximately 42%, and is within acceptable limits.  The market value of equity in the minus 100 basis point scenario is within acceptable policy limits utilizing either traditional valuation methodology or the alternative methodology for Private Label CMOs.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2009 provide an accurate assessment of our interest rate risk. At March 31, 2009, the average life of our core deposit transaction accounts was 7.0 years.

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

The Company’s investment portfolio consists mainly of mortgage-backed securities and collateralized mortgage obligations that do not have stated maturities. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. In the current distressed market environment which has adversely impacted the pricing on certain securities in the Company’s investment portfolio, the Company would not be inclined to act on a sale of such available for sale securities for liquidity purposes. If the Company attempted to sell certain securities of its investment portfolio, current economic conditions and the lack of a liquid market could affect the Company’s ability to sell those securities, as well as the value the Company would be able to realize.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At March 31, 2009, our total potential liquidity through these secondary sources was $679.4 million, of which $392.9 million was currently available, as compared to $277.7 million available out of our total potential liquidity of $627.7 million at December 31, 2008. The $51.7 million increase in potential liquidity was entirely due to an increase in borrowing capacity at the Federal Home Loan Bank (FHLB).  FHLB borrowing capacity is determined based on asset levels on a quarterly lag, with the increase reflecting the Bank’s strong loan growth in the fourth quarter of 2008.  The $63.6 million reduction in utilization of this capacity resulted as deposit growth and investment portfolio run-off outpaced loan growth in the first quarter of 2009.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s disclosure controls and procedures for the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.    Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not party to any material pending legal proceeding, other than the ordinary routine litigation incidental to our business.

Item 1A. Risk Factors.

No material changes to report for the quarter ending March 31, 2009 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 previously filed with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2009.

Item 3.    Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2009.

Item 4.    Submission of Matters to a Vote of Securities Holders.

No items to report for the quarter ended March 31, 2009.

Item 5.    Other Information.

No items to report for the quarter ended March 31, 2009.

Item 6.    Exhibits.

3(i)	Amended and Restated Articles of Incorporation of Pennsylvania Commerce Bancorp, Inc.
10.1	Employment Agreement dated February 23, 2009 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*
10.2	Employment Agreement dated February 23, 2009 with Mark A. Zody (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*
10.3
Form of Employment Agreement February 23, 2009 with Messrs. Mark A. Ritter, D. Scott Huggins and James R. Ridd (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.4
Description of base salaries for 2009 and bonuses and discretionary option awards to the Company’s named executive officers for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2009*

10.5
Description of cash bonus awarded to the Company’s chief executive officer for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2009*

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

*Denotes a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

05/11/09	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

05/11/09	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation of Pennsylvania Commerce Bancorp, Inc.
10.1	Employment Agreement dated February 23, 2009 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.2	Employment Agreement dated February 23, 2009 with Mark A. Zody (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*
10.3
Form of Employment Agreement February 23, 2009 with Messrs. Mark A. Ritter, D. Scott Huggins and James R. Ridd (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.4
Description of base salaries for 2009 and bonuses and discretionary option awards to the Company’s named executive officers for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2009*

10.5
Description of cash bonus awarded to the Company’s chief executive officer for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2009*

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

*Denotes a compensatory plan or arrangement