Form 10-Q/A
period 2009-03-31
PENNSYLVANIA COMMERCE BANCORP INC
filed 2009-06-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
 Amendment No. 1

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission File Number:	000-50961

PENNSYLVANIA COMMERCE BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

PENNSYLVANIA COMMERCE BANCORP, INC.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 11, 2009.  This Form 10-Q/A corrects the disclosure for Part II, Item 4:  Submission of Matters to a Vote of Security Holders.  This Form 10-Q/A only amends and restates such Item 4.  No other Item in the Form 10-Q filed on May 11, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A.

Part II -- OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

A Special Meeting of the Registrant’s Shareholders was held on March 19, 2009. Proxies representing 5,191,802 shares were received (total shares outstanding as of the record date were 6,446,640). The items of business acted upon at the Special Meeting were (i) Approval of the Proposal to Merge with Republic First Bancorp, Inc., and (ii) Approval of the Amendment to the Articles of Incorporation to Increase Authorized Shares of Common Stock to 25,000,000. The number of votes cast for and against each proposal, as well as the number of abstentions and broker non-votes was as follows:

(i)	Approval of the Proposal to Merge with Republic First
	For	Against	Abstain	Broker Non-Votes
	4,963,614	218,752	9,436	1,034,567

(ii)	Approval of the Amendment to the Articles of Incorporation to Increase Authorized Shares of Common Stock to 25,000,000:
	For	Against	Abstain	Broker Non-Votes
	4,961,152	220,058	10,592	1,034,567

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA COMMERCE BANCORP, INC.
(Registrant)

06/09/09	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

06/09/09	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002