Form 10-Q
period 2009-06-30
METRO BANCORP, INC.
filed 2009-08-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	6,521,348 Common shares outstanding at 7/31/2009

METRO BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(in thousands, except share and per share amounts)	June 30, 2009	December 31, 2008
Assets	Cash and cash equivalents	$53,646	$49,511
	Securities, available for sale at fair value	289,875	341,656
	Securities, held to maturity at cost
	(fair value 2009: $116,985; 2008: $154,357)	114,894	152,587
	Loans, held for sale	47,384	41,148
	Loans receivable, net of allowance for loan losses
	(allowance 2009: $19,337; 2008: $16,719)	1,433,123	1,423,064
	Restricted investments in bank stocks	21,630	21,630
	Premises and equipment, net	88,775	87,059
	Other assets	31, 846	23,872
	Total assets	$2,081,173	$2,140,527
Liabilities	Deposits:
	Noninterest-bearing	$323,388	$280,556
	Interest-bearing	1,401,072	1,353,429
	Total deposits	1,724,460	1,633,985
	Short-term borrowings and repurchase agreements	145,035	300,125
	Long-term debt	79,400	79,400
	Other liabilities	14,163	12,547
	Total liabilities	1,963,058	2,026,057
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 25,000,000 shares authorized; issued and outstanding – 2009: 6,514,663; 2008: 6,446,421	6,514	6,446
	Surplus	74,955	73,221
	Retained earnings	51,125	51,683
	Accumulated other comprehensive loss	(14,879)	(17,280)
	Total stockholders’ equity	118,115	114,470
	Total liabilities and stockholders’ equity	$2,081,173	$2,140,527

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)
		Three Months Ended		Six Months Ended
	(in thousands,	June 30,		June 30,
	except per share amounts)	2009	2008	2009	2008
Interest	Loans receivable, including fees:
Income	Taxable	$18,974	$19,164	$37,786	$38,738
	Tax-exempt	1,040	798	2,039	1,438
	Securities:
	Taxable	4,916	7,109	10,393	15,036
	Tax-exempt	17	17	33	33
	Total interest income	24,947	27,088	50,251	55,245
Interest	Deposits	4,392	5,448	8,724	11,895
Expense	Short-term borrowings	324	1,338	750	3,249
	Long-term debt	1,216	1,215	2,425	2,431
	Total interest expense	5,932	8,001	11,899	17,575
	Net interest income	19,015	19,087	38,352	37,670
	Provision for loan losses	3,700	1,400	6,900	2,375
	Net interest income after provision for loan losses	15,315	17,687	31,452	35,295
Noninterest	Service charges and other fees	5,705	6,243	11,351	11,919
Income	Other operating income	162	186	337	327
	Gains (losses) on sales of loans	378	221	56	397
	Total other-than-temporary impairment losses	(1,907)	-	(3,722)	-
	Portion of loss recognized in other comprehensive income (before taxes)	534	-	2,349	-
	Net impairment losses recognized in earnings	(1,373)	-	(1,373)	-
	Gains (losses) on sales/call of securities	55	(157)	55	(157)
	Total noninterest income	4,927	6,493	10,426	12,486
Noninterest	Salaries and employee benefits	11,299	9,342	21,298	18,223
Expenses	Occupancy	2,007	1,996	4,031	4,070
	Furniture and equipment	1,105	1,134	2,116	2,186
	Advertising and marketing	525	826	1,045	1,663
	Data processing	2,168	1,829	4,202	3,534
	Postage and supplies	475	469	948	1,001
	Regulatory assessments and related fees	1,644	601	2,426	1,739
	Telephone	865	585	1,563	1,181
	Core system conversion/branding (net)	(200)	-	388	-
	Merger/acquisition	175	-	405	-
	Other	2,575	2,295	4,843	4,381
	Total noninterest expenses	22,638	19,077	43,265	37,978
	Income (loss) before taxes	(2,396)	5,103	(1,387)	9,803
	Provision (benefit) for federal income taxes	(1,041)	1,597	(869)	3,091
	Net income (loss)	$(1,355)	$3,506	$(518)	$6,712
	Net Income (loss) per Common Share:
	Basic	$(0.21)	$0.55	$(0.09)	$1.05
	Diluted	(0.21)	0.54	(0.09)	1.03
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,503	6,341	6,484	6,334
	Diluted	6,503	6,504	6,484	6,499

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
( in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2008	$400	$6,314	$70,610	$38,862	$(3,851)	$112,335
Comprehensive income (loss):
Net income	-	-	-	6,712	-	6,712
Change in unrealized losses on securities, net of tax	-	-	-	-	(7,943)	(7,943)
Total comprehensive loss						(1,231)
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 22,340 shares issued under stock option plans, including tax benefit of $81	-	22	335	-	-	357
Common stock of 100 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 16,125 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	16	397	-	-	413
Common stock share-based awards	-	-	535	-	-	535
Balance, June 30, 2008	$400	$6,352	$71,879	$45,534	$(11,794)	$112,371

( in thousands except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2009	$400	$6,446	$73,221	$51,683	$(17,280)	$114,470
Comprehensive income (loss):
Net loss	-	-	-	(518)	-	(518)
Other comprehensive income	-	-	-	-	2,401	2,401
Total comprehensive income						1,883
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 38,775 shares issued under stock option plans, including tax benefit of $51	-	39	539	-	-	578
Common stock of 330 shares issued under employee stock purchase plan	-	-	6	-	-	6
Proceeds from issuance of 29,137 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	29	496	-	-	525
Common stock share-based awards	-	-	693	-	-	693
Balance, June 30, 2009	$400	$6,514	$74,955	$51,125	$(14,879)	$118,115

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited)
		Six Months Ending June 30,
	(in thousands)	2009	2008
Operating Activities	Net income (loss)	$(518)	$6,712
	Adjustments to reconcile net income (loss) to net cash provided by operating activities:
	Provision for loan losses	6,900	2,375
	Provision for depreciation and amortization	2,455	2,529
	Deferred income taxes	331	(529)
	Amortization of securities premiums and accretion of discounts, net	357	276
	Net (gains) losses on sales and calls of securities	(55)	157
	Other-than-temporary impairment losses	1,373	-
	Proceeds from sales of loans originated for sale	69,660	31,465
	Loans originated for sale	(75,840)	(40,312)
	Gains on sales of loans originated for sale	(56)	(397)
	Loss on disposal of equipment	838	-
	Stock-based compensation	693	535
	Amortization of deferred loan origination fees and costs	1,055	909
	(Increase) decrease in other assets	(10,234)	1,046
	Increase in other liabilities	1,616	380
	Net cash provided (used) by operating activities	(1,425)	5,146
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	37,241	86,618
	Proceeds from sales	446	1,840
	Securities available for sale:
	Proceeds from principal repayments and maturities	53,158	27,173
	Purchases	-	(23,212)
	Proceeds from sales	649	-
	Proceeds from sales of loans receivable	5,639	-
	Net increase in loans receivable	(23,604)	(154,963)
	Net purchase of restricted investments in bank stock	-	(1,537)
	Proceeds from sale of premises and equipment	15	-
	Proceeds from sale of foreclosed real estate	592	210
	Purchases of premises and equipment	(5,024)	(510)
	Net cash provided (used) by investing activities	69,112	(64,381)

Financing Activities	Net increase (decrease) in demand, interest checking, money market, and savings deposits	41,557	(55,593)
	Net increase in time deposits	48,918	41,369
	Net (decrease) increase in short-term borrowings	(155,090)	79,900
	Proceeds from common stock options exercised	527	276
	Proceeds from dividend reinvestment and common stock purchase plan	525	413
	Tax benefit on exercise of stock options	51	81
	Cash dividends on preferred stock	(40)	(40)
	Net cash provided (used) by financing activities	(63,552)	66,406
	Increase in cash and cash equivalents	4,135	7,171
	Cash and cash equivalents at beginning of year	49,511	50,955
	Cash and cash equivalents at end of period	$53,646	$58,126

See accompanying notes.

METRO BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through August 10, 2009 which is the date the consolidated financial statements have been issued (See Note 10).  The results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. and its consolidated subsidiaries. All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on the Company’s net income.

Note 2.    STOCK-BASED COMPENSATION

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for June 30, 2009 and 2008, respectively: risk-free interest rates of 2.3% and 3.3%; volatility factors of the expected market price of the Company's common stock of .29 for both years; weighted average expected lives of the options of 8.6 years for 2009 and 8.3 years for 2008; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for June 30, 2009 and 2008 was $6.09 and $10.69 per option, respectively. In the first half of 2009, the Company granted 178,400 options to purchase shares of the Company’s stock at exercise prices ranging from $16.17 per share to $19.55 per share.

The Company recorded compensation expense of approximately $693,000 and $535,000 during the six months ended June 30, 2009 and June 30, 2008, respectively.

Note 3.    NEW ACCOUNTING STANDARDS

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will impact business combinations which occur after January 1, 2009.  Given that FASB Statement No.  141(R) requires the expensing of direct acquisition costs, the Company expensed such costs in 2008 and in the first half of 2009 that were incurred in conjunction with the pending acquisition described in Note 7 and will continue to expense such costs as incurred.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At June 30, 2009, the Company had $500 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Metro announced it had entered into a services agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. The agreement allowed the Bank to transition to Fiserv many of the services that had been provided by Commerce Bank, N.A., now known as TD Bank, N.A. The initial investment with Fiserv was $3.4 million with an expected obligation for support, license fees and processing services of $24.6 million over the next seven years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions. The transition was successfully  completed in June 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$1,454	$(3,331)	$7,385	$(12,220)
Reclassification for net realized gains and losses on securities recorded in income	(1,342)	-	(1,342)	-
Non-credit related impairment losses on securities not expected to be sold	(534)	-	(2,349)	-
Subtotal	(422)	(3,331)	(12,220)	4,277
Income tax effect	148	1,166	(1,293)	4,277
Other comprehensive income (loss)	$(274)	$(2,165)	$2,401	$(7,943)

Note 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $38.4 million of standby letters of credit at June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at June 30, 2009 for guarantees under standby letters of credit issued.

Note 7.  PENDING ACQUISITION

On November 10, 2008, the Company announced it had entered into a definitive agreement to acquire Philadelphia-based Republic First Bancorp, Inc. ("Republic First") in a tax-free all stock transaction.  The combined company will have total assets exceeding $3 billion and a network of 45 branches in Central Pennsylvania, Metro Philadelphia and Southern New Jersey. Shareholders of Republic First and the Company approved the merger on March 18, 2009 and March 19, 2009, respectively.  On April 29, 2009, the contractual deadline for completion of the merger was extended until July 31, 2009.  The extension was contemplated by a section in the merger agreement.

On July 31, 2009 the Company and Republic First entered into a First Amendment to the parties November 7, 2008 Agreement and Plan of Merger.  The First Amendment extends the closing deadline of the merger to October 31, 2009, with the provision that either company, with notice to the other, could further extend the closing deadline to December 31, 2009 in the event that the parties do not have regulatory approvals of the merger by September 30, 2009.  The merger is expected to close in the second half of 2009 upon regulatory approval.

Note 8.  FAIR VALUE DISCLOSURE

The Company uses its best judgment in estimating the fair value of  its assets and liabilities; however, there are inherent weaknesses in any estimation technique due to assumptions that are susceptible to significant change.  Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$289,875	$-	$279,007	$ $ 10,868

As of June 30, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$20,538	$-	$-	$20,538
Foreclosed assets	1,650			1,650
Total	$22,188	$-	$-	$22,188

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and at December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The Company has identified 3 investments where fair values were based on Level 3 inputs.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2008 or year ended December 31, 2008.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance as determined under SFAS 114. At June 30, 2009, the fair value consists of impaired loan balances with reserve allocations of $20.5 million, net of a valuation allowance of $6.4 million.  Additional provisions for loan losses of $6.9 million were recorded during the period.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank stock at June 30, 2009 and December 31, 2008.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

Fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings and repurchase agreements approximate their fair values.

Long-Term Debt (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.  Other long-term debt was estimated using discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity.  The price for the other long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009 and December 31, 2008.
	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,646	$53,646	$49,511	$49,511
Securities	404,769	406,859	494,243	496,013
Loans, net (including loans held for sale)	1,480,507	1,444,442	1,464,212	1,472,037
Restricted investments in bank stock	21,630	21,630	21,630	21,630
Accrued interest receivable	7,467	7,467	7,686	7,686
Financial liabilities:
Deposits	$1,724,460	$1,688,671	$1,633,985	$1,636,027
Long-term debt	79,400	66,172	79,400	71,424
Short-term borrowings	145,035	145,035	300,125	300,125
Accrued interest payable	1,124	1,124	1,164	1,164
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-
.

Note 9.  SECURITIES

The amortized cost and fair value of securities are summarized in the following tables.

	June 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Residential mortgage-backed securities	$312,766	$3,426	$(26,317)	$289,875
Total	$312,766	$3,426	$(26,317)	$289,875
Held to Maturity:
U.S. Government Agency securities	$10,000	$33	$-	$10,033
Municipal securities	1,624	8	-	1,632
Residential mortgage-backed securities	101,275	2,293	(268)	103,300
Corporate debt securities	1,995	25	-	2,020
Total	$114,894	$2,359	$(268)	$116,985

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government Agency securities	$5,000	$2	$-	$5,002
Residential mortgage-backed securities	363,241	2,253	(28,840)	336,654
Total	$368,241	$2,255	$(28,840)	$341,656
Held to Maturity:
U.S. Government Agency securities	$36,500	$258	$-	$36,758
Municipal securities	1,623	12	-	1,635
Residential mortgage-backed securities	112,472	2,049	(557)	113,964
Corporate debt securities	1,992	8	-	2,000
Total	$152,587	$2,327	$(557)	$154,357

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	7,650	7,695
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	5,969	5,990
	-	-	13,619	13,685
Residential mortgage-backed securities	312,766	289,875	101,275	103,300
Total	$312,766	$289,875	$114,894	$116,985

During the second quarter of 2009, the Company sold 20 mortgage-backed securities with a fair market value of $1.1 million.  Of this total, 11 securities had been classified as available for sale with a carrying value of $618,000.  The Company realized proceeds of $649,000 for a pretax gain of $31,000.  The securities sold also included 9 mortgage-backed securities that had been classified as held to maturity and were also sold due to their small remaining size.  In every case, the current face had fallen below 15% of original purchase amount. A pretax gain of $24,000 was recognized on the sale of securities classified as held to maturity.

The following table summarizes the Company’s gains and losses on the sales of debt securities and losses recognized for the other-than-temporary impairment of investments.

(in thousands)	Gross Realized Gains	Gross Realized Losses	Other-Than- Temporary Impairment Losses	Net Gains (Losses)
Three and Six Months Ended:
June 2009	$55	$-	$(1,373)	$(1,318)
June 2008	$-	$(157)	$-	$(157)

Also during the second quarter of 2009, the Company had $15.0 million of agency debentures called, at par, by their issuing agencies.  The total included $5.0 million classified as available for sale and $10.0 million classified as held to maturity.  Each of these securities were carried at par.

There were no sales of securities in the available for sale portfolio in 2008. There was one sale in the held to maturity portfolio during the second quarter of 2008. The Company sold a $2.0 million corporate debt security due to significant deterioration in the creditworthiness of the issuer. A pretax loss of $157,000 was recognized on this sale during the second quarter of 2008.

At June 30, 2009 and December 31, 2008, securities with a carrying value of $ 368.6 million and $356.1 million respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Residential mortgage-backed securities	$6,868	$(111)	$168,681	$(26,206)	$175,549	$(26,317)
Total	$6,868	$(111)	$168,681	$(26,206)	$175,549	$(26,317)
Held to Maturity:
Residential mortgage-backed securities	$12,904	$(146)	$4,486	$(122)	$17,390	$(268)
Total	$12,904	$(146)	$4,486	$(122)	$17,390	$(268)

	December 31, 2008
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Residential mortgage-backed securities	$60,927	$(5,025)	$144,387	$(23,815)	$205,314	$(28,840)
Total	$60,927	$(5,025)	$144,387	$(23,815)	$205,314	$(28,840)
Held to Maturity:
Residential mortgage-backed securities	$-	$-	$4,916	$(557)	$4,916	$(557)
Total	$-	$-	$4,916	$(557)	$4,916	$(557)

The Company’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMO’s). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private label CMO’s are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private label CMO’s have carried an AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. throughout 2009 and 2008 have led to some ratings downgrades and subsequent other-than-temporary impairment (“OTTI”) of many types of CMO’s.

The unrealized losses in the Company’s investment portfolio at June 30, 2009 are associated with two different types of securities. The first type includes eleven government agency sponsored CMO’s, nine of which have yields that are indexed to a spread over the one month London Interbank Offered Rate (LIBOR). Management believes that the unrealized losses on the

Company’s investment in these federal agency CMO’s were primarily caused by the overall very low level of market interest rates, including LIBOR. The second type of security in the Company’s investment portfolio with unrealized losses at June 30, 2009 was private label CMO’s. As of June 30, 2009, the Company owned thirty-two private label CMO securities in its investment portfolio with a total book value of $139.2 million. Management performs quarterly assessments of these securities for other-than-temporary impairment.  As part of this assessment, the Company uses a third-party source, Sandler O’Neill + Partners, L.P.,  for the monthly pricing of its portfolio.  Under FASB 157 guidance, both the third-party and the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

 In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   Prior to our adoption of FSP FAS115-2 and FAS 124-2 on April 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings in their entirety. An unrealized loss was considered other-than-temporary if (i) it was not probable that the holder would collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and we did not have the positive intent and ability to hold the security until recovery or maturity.

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security prior to its anticipated recovery; or (c) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. Previously, this assessment required management to assert we had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an OTTI. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an OTTI exists but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the income statement. The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount related to all other factors. The amount of the OTTI related to the credit loss is recognized in earnings and the amount of the OTTI related to all other factors is recognized in other comprehensive income.

This FSP was effective for interim and annual reporting periods ending after June 15, 2009 and, accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the second quarter.

For all securities held in the available-for-sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities prior to their recovery or maturity for contractual, regulatory or liquidity reasons as of the reporting date.

Based on management’s assessment at June 30, 2009, with the exception of the securities described below, the Company does not believe that the decreased market prices associated with its mortgage-backed securities, constitute an other-than-temporary impairment.

At June 30, 2009, the Company recognized unrealized losses of $12.4 million related to three private-label CMO’s classified as available for sale.  Management does not currently intend to sell these securities and believes it not more than likely than not that the Company will be required to sell the securities before recovery of its amortized cost.   The Company determined that $1.4 million of the total unrealized loss of $12.4 million was deemed attributable to credit losses and was therefore, recognized in earnings at June 30, 2009.  The remaining $11 million has been recognized as a reduction in other comprehensive income.

The Company considers the following factors for determining whether a credit loss exists:   bond ratings, pool factor, default rates, weighted average coupon, weighted average maturity, weighted average loan age, loan to value, credit scores, geographic concentration and prepayment rates.  When consideration of the previous factors indicates that a credit loss may occur, the Company utilized cash flow models to present value any credit loss.

The valuation model captures the composition of the underlying collateral and the cash flow structure of the security.   Significant inputs to the model include delinquencies, collateral types and related contractual features, estimated rates of default, loss severity and prepayment assumptions.

The roll forward of the credit related position recognized in earnings for all securities still held as of June 30, 2009 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings
(in thousands)	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to April 1, 2009	June 30, 2009 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Residential mortgage-backed securities	$-	$1,373	$1,373
Total	$-	$1,373	$1,373

Subsequent to June 30, 2009, the Bank sold one private label CMO that had been in an unrealized loss position as of June 30, 2009 but which had subsequently recovered its cost basis.  This was not one of the three securities recognized in the table of OTTI credit losses above.  The security had been classified as available for sale and had a carrying value of $3.7 million. The Company realized proceeds of $3.7 million for a pretax gain of $2,300.

Note 10.  SUBSEQUENT EVENTS

On August 6, 2009, the Company announced that it has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The shelf registration statement, once the SEC declares it effective, will allow the Company to raise capital from time to time, up to an aggregate of $250 million, through the sale of the Company’s common stock, preferred stock, debt securities, trust preferred securities, warrants or a combination thereof. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others discussed in this Form 10-Q and in the Company’s Form 10-K, could cause the Company’s financial performance to differ materially from that expressed or implied in such forward-looking statements:

●  the receipt of a $6 million fee from TD Bank in August 2009 as a result of the successful transition of all services previously provided to the Company by TD Bank as called for in the Transition Agreement between the two parties;

● whether the transactions contemplated by the merger agreement with Republic First will be approved by the applicable federal, state and local regulatory authorities;

● our ability to complete the proposed merger with Republic First Bancorp, Inc., to integrate successfully Republic First’s assets, liabilities, customers, systems and management personnel into our operations, and to realize expected cost savings and revenue enhancements within expected timeframes;

● the possibility that expected Republic First merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at the effective date of the merger and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

● adverse changes in our or Republic First’s loan portfolios and the resulting credit risk-related losses and expenses;

● the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

● general economic or business conditions, either nationally, regionally or in the communities in which either we or Republic First does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

● continued levels of loan quality and volume origination;

● the adequacy of loss reserves;

● the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

● the willingness of customers to substitute competitors’ products and services for our products and services and vice versa;

● unanticipated regulatory or judicial proceedings;

● interest rate, market and monetary fluctuations;

● the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

● changes in consumer spending and saving habits relative to the financial services we provide;

● our ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling costs;

● compliance with laws and regulatory requirements of federal and state agencies;

●  the ability to hedge certain risks economically;

● effect of terrorists attacks and threats of actual war;

● and our success at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

The second quarter of 2009 was one of the most significant quarters in the 24 year history of the Company.  During June, Pennsylvania Commerce Bancorp, Inc. changed its name to Metro Bancorp, Inc. and its subsidiary bank, Commerce Bank/Harrisburg, changed its name to Metro Bank.  This included the successful conversion of our entire information technology system, data processing, item processing and other ancillary services from TD Bank, N.A. and Commerce Bancorp, LLC (formerly Commerce Bancorp, Inc.) to our new service provider, Fiserv Solutions, Inc. (“Fiserv”).  We also re-branded the entire Company to Metro Bank.  As a result of our successful transition of all services away from TD Bank by July 15, 2009, as called for in the Transition Agreement between the two parties, Metro Bank will receive a fee of $6 million from TD Bank which will partially defray the costs of transition and re-branding.

The Company recorded a net loss of $1.4 million, or ($0.21) per fully-diluted share, for the second quarter vs. net income of $3.5 million, or $0.54 per fully-diluted share, for the same period one year ago.  Impacting the second quarter result were the following:

•
One-time charges associated with the transition of services and re-branding totaled approximately $3 million during the second quarter.  The Company also incurred a higher level of salary/benefits and data processing costs related to additional personnel and information technology infrastructure to perform certain services in-house which were previously performed by TD Bank, N.A. These expenses for the quarter were partially offset by the recognition of $3.25 million of the total $6 million fee due to Metro Bank from TD Bank.  The Company expects to recognize the remaining fee of $2.75 million during the third quarter of 2009.

•	The Company made a total provision for loan losses of $3.7 million for the second quarter vs. $1.4 million for the second quarter of 2008.

•	The Company incurred a pre-tax charge during the second quarter of $1.4 million related to other-than-temporary impairment (“OTTI”) on three CMO’s held in its investment portfolio.

•
The Company also recorded a one-time pre-tax expense of $982,000 during the second quarter as a result of the special assessment levied by the Federal Deposit Insurance Corporation (“FDIC”) against all FDIC-Insured financial institutions.

Total revenues for the three months ended June 30, 2009 were $23.9 million, down $1.6 million or 6%, from the same period in 2008. Total revenues for the six months ended June 30, 2009 were $48.9 million, down $1.4 million, or 3%, from the same period in 2008. Net loss for the six months ended June 30, 2009 was $518,000, or $0.09, per fully diluted per share compared to net income of $6.7 million, or $1.03, fully diluted per share recorded during the first half of 2008.

The decreases in net income and net income per share were a direct result of higher provisions to the Bank’s allowance for loan losses combined with an increase in noninterest expenses associated with the conversion of core processing, item processing and network infrastructure services to a new service provider. Also impacting second quarter 2009 results were the previously mentioned OTTI charge and FDIC assessment as well as expenses associated with our pending acquisition of and merger with Republic First Bancorp.

For the first six months  of 2009, our total net loans (including loans held for sale) increased by $16.3 million, or 1%, from $1.46 billion at December 31, 2008 to $1.48 billion at June 30, 2009. This growth was net of the sale of $12.2 million of student loans during the first quarter of 2009 and the sale of $5.6 million of SBA loans during the first half of 2009. Over the past twelve months, total net loans including loans held for sale, grew by $158.8 million, or 12%, from $1.32 billion to $1.48 billion. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our customers and our market footprint. Our loan to deposit ratio, which includes loans held for sale, was 87% at June 30, 2009 compared to 90% at December 31, 2008.

Total deposits increased $90.5 million, or 6%, from $1.63 billion at December 31, 2008 to $1.72 billion at June 30, 2009. Over the past twelve months, total deposits increased by $177.8 million, or 11%, while core deposits grew $173.5 million, or 11%, to $1.71 billion. During this period, our total consumer core deposits increased by $165 million, or 25%.Total borrowings decreased by $155.1 million from $379.5 million at December 31, 2008 to $224.4 million at June 30, 2009, primarily as a result of deposit growth combined with principal paydowns in the securities portfolio. Of the total borrowings at June 30, 2009, $145.0 million were short-term and $79.4 million were considered long-term.

Nonperforming assets and loans past due 90 days at June 30, 2009 totaled $33.4 million, or 1.61%, of total assets, as compared to $27.9 million, or 1.30% of total assets, at December 31, 2008 and $13.3 million, or 0.65%, of total assets one year ago. The Company’s second quarter provision for loan losses totaled $3.7 million, as compared to $1.4 million recorded in the second quarter of 2008.  The increase in the provision for loan losses over the prior year is a result of the Company’s strong gross loan growth (excluding loans held for sale) of $141.9 million over the past twelve months as well as the increase in the level of nonperforming loans from June 30, 2008 to June 30, 2009. The allowance for loan losses totaled $19.3 million as of June 30, 2009, an increase of $7.1 million, or 58%, over the total allowance at June 30, 2008.  The allowance represented 1.33% and 0.93% of gross loans outstanding at June 30, 2009 and 2008, respectively.

The allowance for loan losses increased by $2.6 million from $16.7 million at December 31, 2008 to $19.3 million at June 30, 2009. The increase was the result of additional provision for loan losses of $6.9 million, offset by $4.3 million of net charge-offs. The allowance represented 1.33% of gross loans outstanding at June 30, 2009 compared to 1.16% of gross loans at December 31, 2008.

Total net charge-offs for the second quarter were $594,000 vs. $817,000 for the second quarter of 2008. Total net charge-offs for the first six months of 2009 were $4.3 million compared to $907,000 for the first half of 2008. Two separate loan charge-offs taken in the first quarter of 2009, totaling $3.6 million, account for approximately 85% of total net charge-offs for the first six months of the year.

The financial highlights for the first half of 2009 compared to the same period in 2008 are summarized below.

(in millions, except per share amounts and where indicated otherwise)	June 30, 2009	June 30, 2008	% Change

Total assets	$2,081.2	$2,045.1	2%
Total loans (net)	1,433.1	1,298.3	10
Total deposits	1,724.5	1,546.7	11

Total revenues	$48.8	$50.2	(3	) %
Total noninterest expenses	43.3	38.0	14
Net income (loss) (in thousands)	(518)	6,712	(108)

Diluted net income (loss) per share	$(0.09)	$1.03	(109)%

In the future we expect that we will continue our pattern of expanding our footprint not only with the aforementioned acquisition of Republic First but also by branching into contiguous areas of our new and existing markets, and by filling gaps between existing store locations. Accordingly, we anticipate notable balance sheet and revenue growth as a result of the expansion. Additionally, we expect to incur direct acquisition expenses as we consummate the merger with Republic First including expenses to combine the operations of the two companies. We also anticipate that the recent core system conversion and rebranding initiatives will result in increased levels of expense in future periods than in previous periods. We anticipate that these initiatives will primarily be funded through cash generated from operations, our existing funding sources and receipt of the $6 million fee from TD Bank. Operating results for 2009 and the years that follow could also be heavily impacted by the overall state of the local and global economy.

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

Effective April 1, 2009, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 regarding Recognition and Presentation of Other-Than-Temporary  Impairments.  This critical Accounting policy is more fully described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for the period ended June 30, 2009.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. Under FAS 157, the Company is required to disclose the fair value of financial assets and liabilities that are measured at fair value within the fair value hierarchy prescribed by FAS No. 157. The  fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 8 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended June 30, 2009. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At June 30, 2009, the fair value of assets based on level 3 measurements constituted 5% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The Company’s available for sale investment security portfolio constitutes 95% of the total assets measured at fair value and is primarily classified as a level 2 fair value measurement (quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability). Management utilizes third party service providers to aid in the determination of the fair value of the portfolio. If quoted market prices are not available, fair values are generally based on quoted market prices of comparable instruments. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $1.97 billion for the second quarter of 2009, compared to $1.85 billion for the same period in 2008. For the quarter ended June 30, total loans receivable including loans held for sale, averaged $1.50 billion in 2009 and $1.27 billion in 2008, respectively. For the same two quarters, total securities averaged $476.6 million and $574.3 million, respectively.

The overall net growth in interest-earning assets was funded primarily by a $155.7 increase in the average balance of total deposits. Total interest-bearing deposits averaged $1.37 billion for the second quarter of 2009, compared to $1.25 billion for the second quarter of 2008 while average net noninterest bearing deposits increased by $40.5 million over the second quarter one year ago. Short-term borrowings, which consists of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, averaged $206.5 million for the second quarter of 2009 versus $237.0 million for the same quarter of 2008.

The fully-taxable equivalent yield on interest-earning assets for the second quarter of 2009 was 5.15%, a decrease of 78 basis points (“bps”) from the comparable period in 2008. This decrease resulted from lower yields on our loan and securities portfolios during the second quarter of 2009 as compared to the same period in 2008. Floating rate loans represent approximately 41% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which decreased 200 bps during the first quarter of 2008 and subsequently decreased another 200 bps throughout the remainder of 2008, following similar decreases in the overnight federal funds rate by the Federal Open Market Committee. Approximately $92 million, or 20%, of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month London Interbank Offered Rate (“LIBOR”) interest rate. The average one month LIBOR interest rate decreased approximately 222 bps over the past twelve months from an average rate of 2.59% during the second quarter 2008 compared to a rate of 0.37% for the second quarter of 2009.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue to be lower throughout the remainder of 2009 than in 2008.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2009 was 1.44%, compared to 2.04% for the second quarter of 2008. Our deposit cost of funds decreased 29 bps from 1.18% in the second quarter of 2008 to 0.89% for the second quarter of 2009. The average cost of short-term borrowings decreased from 2.23% in the second quarter of 2008 to 0.62% in the second quarter of 2009. The aggregate average cost of all funding sources for the Company was 1.20% for the second quarter of 2009, compared to 1.73% for the same quarter of the prior year. The dramatic decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the second quarter as compared to the same period in 2008. At June 30, 2009, approximately $480.3 million, or 28%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, or 30-day LIBOR interest rate. Late during the third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 43% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 1.65% in the second quarter of 2008 to 0.18% in the second quarter of 2009 thereby significantly reducing the average interest rate paid on these deposits. The decrease in the Company’s borrowing cost of funds is primarily related to the decrease in the overnight federal funds interest rate which decreased by 175 bps between  June 30, 2008 and June 30, 2009.

Interest-earning assets averaged $1.99 billion for the first six months of 2009, compared to $1.83 billion for the same period in 2008. For the same two periods, total loans receivable including loans held for sale, averaged $1.49 billion in 2009 and $1.24 billion in 2008. Total securities averaged $501.7 million and $596.1 million for the first six months of 2009 and 2008, respectively.

The overall net growth in interest-earning assets was funded primarily by an increase in the average balance of total deposits.  Total average deposits, including net noninterest bearing funds, increased by $140.6 million for the first six months of 2009 over the same period of 2008 from $1.48 Billion to $1.60 billion. Short-term borrowings averaged $257.0 million and $233.9 million in the first six months of 2009 and 2008, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first six months of 2009 was 5.14%, a decrease of 95 bps vs the comparable period in 2008. This decrease resulted from lower yields on our loan and securities portfolios during the first six months of 2009 as compared to the same period in 2008, again, as a result of the lower level of general market interest rates present during the first six months of 2009 vs. the same period in 2008.

The average rate paid on interest-bearing liabilities for the first six months of 2009 was 1.42%, compared to 2.25% for the first six months of 2008. Our deposit cost of funds decreased from 1.31% in the first six months of 2008 to 0.88% for the same period in 2009. The aggregate cost of all funding sources was 1.20% for the first six months of 2009, compared to 1.92% for the same period in 2008.

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

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2009 increased by $59,000, or 0.3%, over the same period in 2008. This increase was a result of continued loan growth combined with a reduction on interest rates paid on deposits and short-term borrowing sources. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $25.5 million for the second quarter of 2009, a decrease of $2.0 million, or 7%, from 2008.  Interest income on loans receivable, on a tax-equivalent basis, increased by $183,000, or 1%, from the second quarter of 2008. This increase was the result of a $2.8 million increase in loan interest income due to a higher level of loans receivable outstanding partially offset by a $2.6 million decrease due to lower interest rates associated with our floating rate loans and new fixed rate loans generated over the past twelve months. The lower rates are a direct result of the decreases in the New York prime lending rate following similar decreases in the federal funds rate. Interest income on the investment securities portfolio decreased by $2.2 million, or 31%, for the second quarter of 2009 as compared to the same period last year. This was a result of a decrease in the average balance of the investment securities portfolio of $97.6 million, or 17%, from the second quarter one year ago combined with a decrease of 82 bps on the average rate earned on those securities from second quarter 2008 to second quarter 2009. Due to the significant decrease in short-term interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically. These cash flows were used to fund the continued loan growth and were not redeployed back into the securities portfolio.

Interest expense for the second quarter decreased $2.1 million, or 26%, from $8.0 million in 2008 to $5.9 million in 2009. Interest expense on deposits decreased by $1.1 million, or 19%, from the second quarter of 2008 while interest expense on short-term borrowings decreased by $1.0 million, or 76%, for the same period.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2009 increased by $1.0 million, or 3%, over the same period in 2008. Interest income on interest-earning assets totaled $51.4 million for the first six months of 2009 a decrease of $4.7 million, or 8%, below the same period in 2008. Interest income on loans outstanding decreased by $27,000, or 0.1%, from the first six months of 2008 and interest income on investment securities decreased by $4.6 million, or 31%, below the same period last year. Total interest expense for the first six months decreased $5.7 million, or 32%, from $17.6 million in 2008 to $11.9 million in 2009. Interest expense on deposits decreased by $3.2 million, or 27%, for the first six months of 2009 vs. the first six months of 2008. Interest expense on short-term borrowings decreased by $2.5 million, or 77%, for the first six months of 2009 compared to the same period in 2008. Interest expense on long-term debt totaled $2.4 million for the first six months of 2009, the same as the first half of 2008. The decreases in interest income and interest expense directly relate to the significantly lower level of general market interest rates present in the first six months of 2009 vs. the first six months of 2008.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.71% during the second quarter of 2009 compared to 3.89% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 3.72% during the first six months of 2009 versus 3.84% during the first six months of 2008. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 25 bps, from 4.20% for the second quarter of 2008 to 3.95% for the second quarter of 2009, as a result of the decreased yield on interest earning assets partially offset by the decrease in the cost of funding sources as previously discussed. For the first six months of 2009 and 2008, the fully taxable-equivalent net interest margin was 3.94% and 4.17%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded provisions of $3.7 million to the allowance for loan losses for the second quarter of 2009 as compared to $1.4 million for the second quarter of 2008. The loan loss provisions for the first six months were $6.9 million and $2.4 million for 2009 and 2008, respectively. The increase in the provision for loan losses over the prior year is a result of the Company’s strong gross loan growth of $141.9 million over the past twelve months, combined with the increase in the level of non-performing loans at June 30, 2009 and the amount of net charge-offs incurred during the first six months of 2009.  From December 31, 2008 to June 30, 2009, total nonperforming loans increased from $27.1 million to $31.8 million. Total nonperforming loans at June 30, 2008 were $12.9 million. Nonperforming assets as a percentage of total assets increased from 1.30% at December 31, 2008 to 1.61% at June 30, 2009. This same ratio was 0.65% at June 30, 2008. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Net loan charge-offs for the second quarter of 2009 were $594,000, or 0.04%, of average loans outstanding, compared to net charge-offs of $817,000, or 0.07%, of average loans outstanding, for the same period in 2008. During the second quarter 2009, the Company’s gross charge offs were associated with twelve different loans.  Net charge-offs for the first six months of 2009 were $4.3 million, or 0.30% of average loans outstanding, compared to net charge-offs of $907,000, or 0.07% of average loans outstanding for the same period in 2008. During the first quarter 2009, the Company charged off two loans totaling $3.6 million out of the total $4.3 million of net charge offs for the first six months of 2009.  The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.33% at June 30, 2009, as compared to 1.16% at December 31, 2008, and 0.93% at June 30, 2008.

Noninterest Income

Noninterest income for the second quarter of 2009 decreased by $1.6 million, or 24%, from the same period in 2008. Impacting noninterest income for the second quarter of 2009 was a $1.4 million charge for other-than-temporary impairment on three private-label collateralized mortgage obligations in the Bank’s investment securities portfolio.  Further discussion of this impairment charge can be found in Note 9 of this Form 10Q. Core noninterest income, comprised primarily of deposit service charges and fees, totaled $6.2 million, a decrease of $405,000, or 6%, from the second quarter of 2008.  The primary decrease in core noninterest income is due to a reduction of non sufficient funds (“NSF”) activity which caused a reduction in fees collected during the second quarter 2009 compared to second quarter 2008.  Noninterest income for the second quarter of 2009 included $378,000 of net gains on sales of loans compared to net gains of $221,000 on sales of loans during the second quarter of 2008.

Noninterest income for the first six months in 2009 decreased by $2.1 million, or 16%, compared to the same period in 2008. Deposit service charges and fees decreased 5%, from $11.9 million for the first six months of 2008 to $11.4 million in the first six months of 2009. The decrease in deposits service charges and fees is again primarily attributable to a reduction of NSF activity which led to a reduction in related fees collected during the first half of 2009.  Other non interest income decreased as a result of a $627,000 loss on the sale of student loans offset partially by a $636,000 gain on the sale of residential loans and a $47,000 gain on the sale of small business loans. The loss on the sale of student loans was related to management’s decision to sell a $12.2 million portion of the Bank’s student loan portfolio due to the low level of yields on those loans combined with a higher level of servicing costs.  The 2009 net gain on the sale of loans compares to a $397,000 gain on the sale of residential loans during the first half of 2008.  As mentioned above, included in noninterest income for the first half of 2009 was a $1.4 million loss for other-than-temporary-impairment on investment securities.  Also included in non interest income for the first six months of 2009 was a $55,000 gain on the sale of investment securities compared to a $157,000 of loss on the sale of an investment security during the first six months of 2008.

Noninterest Expenses

For the second quarter of 2009, noninterest expenses increased by $3.6 million, or 19%, over the same period in 2008. Salary and benefits expenses, data processing costs and related expenses increased due to maintaining our own technological infrastructure as well as to plan, test and implement our conversion and transition of all services previously provided by TD Bank, N.A. to our new service provider, Fiserv.  Prior to the second quarter of 2009, we paid TD Bank to maintain the network and technology infrastructure for our Company. Additionally, total noninterest expenses for the quarter were impacted by the one-time special assessment charge levied by the Federal Deposit Insurance Corporation against all FDIC- insured financial institutions. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2009 and June 30, 2008 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $2.0 million, or 21%, for the second quarter of 2009 over the second quarter of 2008. This increase includes the impact of additional staffing in our operations and information technology departments to facilitate the conversion process as well as to handle functions that were previously performed by TD Bank but going forward will be performed in-house. The increase was also partially a result of higher overall benefit plan costs.

Occupancy expenses totaled $2.0 million for the second quarter of 2009, an increase of $11,000, or 1%, from the second quarter of 2008, while furniture and equipment expenses decreased 3%, or $29,000, from the second quarter of 2008. The decrease was related to lower levels of depreciation on fixed assets for some maturing stores as compared to the second quarter one year ago.

Advertising and marketing expenses totaled $525,000 for the three months ending June 30, 2009, a decrease of $301,000, or 36%, from the same period in 2008. This is primarily due to lower brand promotional activity given the total rebranding of the Company which occurred in June 2009 and will continue to occur in the third quarter of this year.

Data processing expenses increased by $339,000, or 19%, in the second quarter of 2009 over the three months ended June 30, 2008. The increase was due to costs associated with processing additional transactions as a result of the growth in the number of accounts serviced combined with enhancements to several systems prior to our conversion of processing from TD Bank to Fiserv.

Regulatory assessments and related fees totaled $1.6 million for the second quarter of 2009 and were $1.0 million, or 174%, higher than for the second quarter of 2008. The increase primarily relates to a one-time special insurance assessment levied against all FDIC-insured financial institutions in the second quarter of 2009 to bolster the level of the Bank Insurance Fund which is available to cover possible future bank failures.  This fee totaled $982,000 during the second quarter. The Bank, like all financial institutions whose deposits are guaranteed by the FDIC, also pays a quarterly premium for such deposit coverage. The rates have increased in 2009 compared to prior years.

Telephone expenses totaled $865,000 for the second quarter of 2009, an increase of $280,000, or 48%, from the second quarter of 2008. This increase was related to the increase in costs associated with supporting the newly enhanced technological infrastructure built prior to our transition to Fiserv.

Included in noninterest expenses for the second quarter of 2009 were one-time charges of approximately $3.0 million associated with the transition of all services from TD Bank,  along with rebranding costs associated with changing the Bank’s name from Commerce Bank/Harrisburg to Metro Bank. Total noninterest expenses for the second quarter of 2009 were offset partially by the recognition of $3.25 million of the total $6 million fee due to Metro Bank from TD Bank. This fee was to partially defray the costs of transition and rebranding.  We expect to recognize the remaining fee of $2.75 million during the third quarter of 2009. Also included in noninterest expenses for the quarter was $175,000 associated with the Company’s pending acquisition of Republic First which is expected to close upon regulatory approval. We expect to incur significant additional costs associated with the acquisition of Republic First during the second half of 2009.

Other noninterest expenses increased by $280,000, or 12%, for the three-month period ended June 30, 2009, compared to the same period in 2008. The primary reason for the increase related to lending expenses.

For the first six months of 2009, noninterest expenses increased by $5.3 million, or 14%, over the same period in 2008. A comparison of noninterest expenses for certain categories for the six months ending June 30, 2009 and June 30, 2008 is presented in the following paragraphs.

Salary expenses and employee benefits, increased by $3.1 million, or 17%, for the first six months of 2009 over the first six months of 2008. This increase includes the impact of additional staffing in our operations and information technology departments to facilitate the conversion process as well as to handle functions that were previously performed by TD Bank but going forward, will be performed in-house. The increase was also partially a result of higher overall employee benefit plan costs.

Occupancy expenses totaled $4.0 million for the first six months of 2009, a decrease of $39,000, or 1%, from the first six months of 2008, while furniture and equipment expenses also decreased 3%, or $70,000, from the first six months of 2008. The decreases were related to lower levels of depreciation on fixed assets for some maturing stores as compared to first half of 2008.

Advertising and marketing expenses totaled $1.0 million for the six months ending June 30, 2009, a decrease of $618,000, or 37%, from the same period in 2008.  This is primarily due to a large reduction in actively promoting brand prior to the rebranding efforts which occurred in June 2009 and will continue to occur in the third quarter of this year.  The rebranding effort costs are included in the conversion/branding line on the Consolidated Statements of Income.

Data processing expenses increased by $668,000, or 19%, for the first six months of 2009 over the six months ended June 30, 2008. The increase was due to costs associated with processing additional transactions as a result of the growth in the number of accounts serviced combined with enhancements to current systems prior to our conversion of processing from TD Bank.  Included in data processing expenses are additional costs that resulted from building a new network infrastructure to support the daily operations of the Company post conversion.

Regulatory assessments of $2.4 million were $687,000, or 40%, higher for the first six months of 2009 compared to the six months ended June 30, 2008. The increase is primarily due to the one-time special  assessment fee discussed previously.  Included in total regulatory expenses for the first half of 2008 were costs incurred to address the matters identified by the Office of the Comptroller of the Currency (“OCC”) in a formal written agreement and a consent order which the Bank entered into with the OCC in 2007 and 2008, respectively. Both the formal written agreement and the consent order between the Bank and the OCC were terminated on November 7, 2008.

Telephone expenses totaled $1.6 million for the first half of 2009, an increase of $382,000, or 32%, over the first half of 2008. This increase was related to an increase in costs with supporting the newly enhanced technological infrastructure built prior to our transition to Fiserv.

Merger/Acquisition charges totaled $405,000 for the first six months of 2009 vs. $0 for the same period in 2008.

Other noninterest expenses increased by $791,000, or 12%, for the six-month period ending June 30, 2009, compared to the same period in 2008. The increase is primarily due to costs related to lending activities.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the second quarter of 2009 this ratio equaled 3.39% and for the second quarter of 2008 this ratio equaled 2.56%. For the six-month period ending June 30, 2009, this ratio equaled 3.1% compared to 2.6% for the six-month period ending June 30, 2008.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ending June 30, 2009, the operating efficiency ratio was 94.6%, compared to 74.6% for the similar period in 2008. This ratio equaled 88.7% for the first half of 2009, compared to 75.7% for the first half of 2008. The increase in the operating efficiency ratio primarily relates to the increase in noninterest expenses relating to our conversion and rebranding activities in 2009 vs. 2008.

Provision for Federal Income Taxes

The benefit for federal income taxes was $1.0 million for the second quarter of 2009, compared to a provision $1.6 million for the same period in 2008. For the six months ending June 30, the benefit was $869,000 for 2009 compared to a provision of $3.1 million 2008. The effective tax rate for the first six months of 2009 was 43.4% as compared to 31.5% for the first six months of 2008. This change in effective tax rate and the corresponding provision during 2009 was primarily due to recording a pre-tax loss for both the three months and six months ended June 30, 2009 compared to pre-tax income for the comparable periods in 2008.  Also impacting the change is a greater proportion of tax exempt interest income on investments and loans to total pretax income. The Company’s statutory rate was 35% in both 2009 and in 2008.

Net Income (Loss) and Net Income (Loss) per Share

Net loss for the second quarter of 2009 was $1.4 million, a decrease of $4.9 million, or 139%, from the $3.5 million of net income recorded in the second quarter of 2008. The decrease was due to a $72,000 decrease in net interest income and a $2.6 million decrease in the provision for income taxes, more than offset by a $1.6 million decrease in noninterest income, a $2.3 million increase in the provision for loan losses, and a $3.6 million increase in noninterest expenses.

Net loss for the first six months of 2009 was $518,000, a decrease of $7.2 million, or 108%, from the $6.7 million of net income recorded in the first six months of 2008. The decrease was due to a $682,000 million increase in net interest income and a $2.1 million decrease in noninterest income, offset by a $4.5 million increase in the provision for loan losses, a $5.3 million increase in noninterest expenses and a $4.0 million decrease in the provision for income taxes.

Basic loss per common share was $0.21 for the second quarter of 2009, compared to earnings per share of $0.55 for the second quarter of 2008. For the first half of 2009 and 2008, basic loss and earnings per share were $(0.09) and $1.05, respectively. Diluted earnings per common share decreased 139%, to a loss of $(0.21), for the second quarter of 2009, compared to income of $0.54 for the second quarter of 2008. For the first six months in 2009 and 2008, diluted earnings per common share was $(0.09) compared to fully diluted loss per share of  $1.03.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income (loss) in relation to our total average assets. Our annualized ROA for the second quarter of 2009 was (0.26)%, compared to 0.71% for the second quarter of 2008. The ROA for the first six months in 2009 and 2008 was (0.05)% and 0.69%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was (4.62)% for the second quarter of 2009, compared to 12.57% for the second quarter of 2008. The ROE for the first six months of 2009 was (0.89)%, compared to 11.98% for the first six months of 2008. Both ROA and ROE for the second quarter of 2009 were directly impacted by the net loss recorded vs. net income recorded in the same period in 2008.

FINANCIAL CONDITION

Securities

During the first half of 2009, the total investment securities portfolio decreased by $89.4 million from $494.2 million to $404.8 million. Due to the significant decrease in short-term market interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically.  These funds were used to fund the strong loan growth rather than redeploy these cash flows back into investment securities at a reduced net interest spread. Additionally, the unrealized loss on available for sale securities decreased by $3.7 million from $26.6 million at December 31, 2008 to $22.9 million at June 30, 2009 as a result of improving market values in both agency and non-agency securities.

During the first half of 2009, securities available for sale (“AFS”) decreased by $51.8 million, from $341.7 million at December 31, 2008 to $289.9 million at June 30, 2009 as a result of principal repayments of $48.1 million, sales and calls of $5.6 million and a $2.3 million decrease in unrealized losses. The AFS portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At June 30, 2009, the unrealized loss on securities available for sale included in stockholders’ equity totaled $14.9 million, net of tax, compared to $17.3 million at December 31, 2008. The weighted average life of the AFS portfolio at June 30, 2009 was approximately 2.8 years compared to 4.9 years at December 31, 2008 and the duration was 2.4 years at June 30, 2009 compared to 4.0 years at December 31, 2008. The current weighted average yield was 3.93% at June 30, 2009 compared to 4.19% at December 31, 2008.

During the first six months of 2009, securities held to maturity (“HTM”) decreased by $37.7 million from $152.6 million to $114.9 million as a result of principal repayments and the sale of a few mortgage-backed securities with small remaining residual principal balances. The securities held in this portfolio include U.S. Government agency securities, tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The weighted average life of the HTM portfolio at June 30, 2009 was approximately 2.8 years compared to 4.1 years at December 31, 2008 and the duration was 2.5 years at June 30, 2009 compared to 3.4 years at December 31, 2008. The current weighted average yield was 4.91% at June 30, 2009 compared to 5.02% at December 31, 2008.

Total investment securities aggregated $404.8 million, or 19%, of total assets at June 30, 2009 as compared to $494.2 million, or 23%, of total assets at December 31, 2008.

The average fully-taxable equivalent yield on the combined investment securities portfolio for the first six months of 2009 was 4.16% as compared to 5.06% for the similar period of 2008.

The Bank’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMO’s). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private label CMO’s are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private label CMO’s have carried an AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. throughout 2009 and 2008 have led to some ratings downgrades and subsequent other-than-temporary impairment of many types of CMO’s.

The unrealized losses in the Company’s investment portfolio at June 30, 2009 are associated with two different types of securities. The first type includes eleven government agency sponsored collateralized mortgage obligations (CMO’s), nine of which have yields that are indexed to a spread over the one month London Interbank Offered Rate (LIBOR). Management believes that the unrealized losses on the Company’s investment in these federal agency CMO’s were primarily caused by the overall very low level of market interest rates, including LIBOR. The second type of security in the Company’s investment portfolio with unrealized losses at June 30, 2009 was private label CMO’s. As of June 30, 2009, the Company owned thirty-two private label CMO securities in its investment portfolio with a total book value of $139.2 million. Management performs periodic assessments of these securities for other-than-temporary impairment.  As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio.  Under FASB 157 guidance, both the third-party and the Bank consider these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 9 to the Consolidated Financial Statements included in this interim report on Form 10Q for details regarding our assessment and the determination of other-than-temporary impairment.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Bank originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Bank decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2008 and June 30, 2009, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $47.4 million at June 30, 2009 and $41.2 million at December 31, 2008. At June 30, 2009, loans held for sale were comprised of $37.4 million of student loans, $150,000 of SBA loans and $9.9 million of residential mortgages as compared to $34.4 million of student loans, $2.9 million of SBA loans and $3.9 million of residential loans at December 31, 2008. The change was the result of sales of $12.2 million in student loans and $76.2 million in residential loans, offset by originations of $47.2 million in new loans held for sale.  Loans held for sale, as a percent of total assets, were approximately 2% at June 30, 2009 and at December 31, 2008. Subsequent to the end of the second quarter, in July 2009, the Bank sold $27.6 million of student loans held for sale at par.

Loans Receivable

During the first six months of 2009, total gross loans receivable increased by $12.7 million, from $1.44 billion at December 31, 2008, to $1.45 billion at June 30, 2009. During the second quarter of 2009, we sold $2.8 million of SBA loans at a pre-tax gain of $46,000. Gross loans receivable represented 84% of total deposits and 70% of total assets at June 30, 2009, as compared to 88% and 67%, respectively, at December 31, 2008. Total loan originations during the first six months of 2009 were well below historical norms for the Bank as compared to prior years.  This is due to a combination of lower demand and the current economic conditions combined with a much more stringent enforcement of credit standards for new loans in the current economic environment.  As the economy slowly improves, we expect loan demand to increase and therefore expect a higher level of originations during the second half of 2009 as compared to the first six months.

The following table reflects the composition of the Company’s loan portfolio as of June 30, 2009 and 2008, respectively.

(dollars in thousands)	As of 6/30/2009	% of Total	As of 6/30/2008	% of Total	$ Increase	% Increase
Commercial	$469,858	33%	$410,419	31%	$59,439	14%
Owner-Occupied	278,323	19	276,217	21	2,106	1
Total Commercial	748,181	52	686,636	52	61,545	9
Consumer / Residential	307,627	21	318,817	24	(11,190)	(4)
Commercial Real Estate	396,652	27	305,065	24	91,587	30
Gross Loans	1,452,460	100%	1,310,518	100%	$141,942	11%
Less: Allowance for loan losses	(19,337)		(12,210)
Net Loans	$1,433,123		$1,298,308

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at June 30, 2009, were $33.4 million, or 1.61%, of total assets as compared to $27.9 million, or 1.30%, of total assets at December 31, 2008. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $31.8 million at June 30, 2009 compared to $27.1 million at December 31, 2008. Foreclosed real estate totaled $1.7 million at June 30, 2009 and $743,000 at December 31, 2008. At June 30, 2009, thirty-seven loans were in the nonaccrual commercial category ranging from $1,000 to $3.1 million and twenty-six loans were in the nonaccrual commercial real estate category ranging from $15,000 to $5.8 million. At December 31, 2008, twenty-two loans were in the nonaccrual commercial category ranging from $11,000 to $3.1 million and eighteen loans were in the nonaccrual commercial real estate category ranging from $22,000 to $6.6 million. Loans past due 90 days or more and still accruing were $0 at both June 30, 2009 and at December 31, 2008. Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in the loan portfolio.

Impaired loans requiring a specific allocation totaled $20.5 million at June 30, 2009. This was a increase of $7.8 million compared to impaired loans requiring a specific allocation at December 31, 2008. During the first six months of 2009, there were thirty-two loans added totaling $12.0 million to the loans requiring a specific allocation and seven loans totaling $3.0 million that no longer required a specific allocation at June 30, 2009. Additional loans of $14.6 million, considered by our internal loan review department as potential problem loans at June 30, 2009, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure increased from $8.8 million at December 31, 2008 to $14.6 million at June 30, 2009.

The table below presents information regarding nonperforming loans and assets at June 30, 2009 and 2008 and at December 31, 2008.

	Nonperforming Loans and Assets
(dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans:
Commercial	$8,240	$6,863	$2,577
Consumer	882	492	125
Real Estate:
Construction	6,045	7,646	735
Mortgage	16,628	12,121	3,433
Total nonaccrual loans	31,795	27,122	6,870
Loans past due 90 days or more and still accruing	-	-	6,036
Restructured loans	-	-	-
Total nonperforming loans	31,795	27,122	12,906
Foreclosed real estate	1,650	743	421
Total nonperforming assets	$33,445	$27,865	$13,327
Nonperforming loans to total loans	2.19%	1.88%	0.98%
Nonperforming assets to total assets	1.61%	1.30%	0.65%
Nonperforming loan coverage	61%	62%	95%
Nonperforming assets / capital plus allowance for loan losses	24%	21%	11%

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ending		Year Ending	Six Months Ending
(dollars in thousands)	June 30, 2009	June 30, 2008	December 31, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$16,231	$11,627	$10,742	$16,719	$10,742
Provisions charged to operating expense	3,700	1,400	7,475	6,900	2,375
	19,931	13,027	18,217	23,619	13,117
Recoveries of loans previously charged-off:
Commercial	117	7	145	120	131
Consumer	4	17	25	5	23
Real Estate	6	-	-	6	-
Total recoveries	127	24	170	131	154
Loans charged-off:
Commercial	(486)	(719)	(1,426)	(2,346)	(884)
Consumer	(12)	(70)	(173)	(19)	(108)
Real Estate	(223)	(52)	(69)	(2,048)	(69)
Total charged-off	(721)	(841)	(1,668)	(4,413)	(1,061)
Net charge-offs	(594)	(817)	(1,498)	(4,282)	(907)
Balance at end of period	$19,337	$12,210	$16,719	$19,337	$12,210
Net charge-offs as a percentage of average loans outstanding	0.04%	0.07%	0.11%	0.30%	0.07%
Allowance for loan losses as a percentage of period-end loans	1.33%	0.93%	1.16%	1.33%	0.93%

The Company recorded provisions of $6.9 million to the allowance for loan losses during the first half of 2009, compared to $2.4 million for the same period in 2008. Net charge-offs for the first six months of 2009 totaled $4.3 million, or 0.30%, of average loans outstanding compared to $907,000, or 0.07%, for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 1.33% at June 30, 2009, compared to 1.16% at December 31, 2008; primarily due to the increased provision for loan losses throughout the first six months of 2009.

Premises and Equipment

During the first six months of 2009, premises and equipment increased by $1.7 million, or 2%, from $87.1 million at December 31, 2008 to $88.8 million at June 30, 2009. This increase was due to the purchase of $5.0 million offset by depreciation and amortization on existing assets of $2.5 million and the loss on disposal of fixed assets of $838,000.

Other Assets

Other assets increased by $8.0 million from December 31, 2008 to June 30, 2009.  The majority of the increase related to the following: $3.25 million receivable from TD Bank relating to the previously mentioned transition of services from TD Bank to Fiserv; $907,000 increase on foreclosed real estate; and a larger balance of items in prepaid costs for those costs paid in January and amortized over the annual period.

Deposits

Total deposits at June 30, 2009 were $1.72 billion, up $90.5 million from total deposits of $1.63 billion at December 31, 2008. Core deposits totaled $1.71 billion at June 30, 2009, compared to $1.63 billion at December 31, 2008. During the first six months of 2009, core consumer deposits increased $105.7 million, or 14%, core commercial deposits decreased $44.0 million while core government deposits increased by $18.9 million. Total noninterest bearing deposits increased by $42.8 million, from $280.6 million at December 31, 2008 to $323.4 million at June 30, 2009.

The average balances and weighted average rates paid on deposits for the first six months of 2009 and 2008 are presented in the table below.

	Six Months Ending June 30,
	2009		2008
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$299,058		$277,019
Interest-bearing (money market and checking)	740,533	0.94%	700,401	1.70%
Savings	340,620	0.61	342,616	1.23
Time deposits	266,828	3.18	206,386	3.80
Total deposits	$1,647,039		$1,526,422

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At June 30, 2009, short-term borrowings totaled $145.0 million as compared to $300.1 million at December 31, 2008. The average rate paid on the short-term borrowings was 0.58% during the first six months of 2009, compared to an average rate paid of 2.75% during the first six months of 2008. The decreased rate paid on the borrowings is a direct result of the decreases in short-term interest rates implemented by the Federal Reserve Board during 2008 as previously discussed in this Form 10-Q.

Long-Term Debt

Long-term debt totaled $79.4 million at June 30, 2009 and December 31, 2008. Our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as longer-term borrowings through the FHLB of Pittsburgh. At June 30, 2009, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29% and a $25.0 million borrowing with a 2 year maturity and a three month conversion term at an initial interest rate of 4.49%. The second borrowing will mature during the third quarter of 2009 and will be funded with either new deposit growth or overnight borrowings.

Stockholders’ Equity and Capital Adequacy

At June 30, 2009, stockholders’ equity totaled $118.1 million, up $3.6 million from $114.5 million at December 31, 2008. Stockholders’ equity at June 30, 2009 included $14.9 million of unrealized losses, net of income tax benefits, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $1.2 million, or 1%, from $131.8 million at December 31, 2008, to $133.0 million at June 30, 2009 as a result of retained net income and the proceeds from common stock issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2009, the Bank met the definition of a “well-capitalized” institution.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	June 30, 2009	December 31, 2008	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	9.34%	9.67%	4.00%	6.00%
Risk-based Total	10.46	10.68	8.00	10.00
Leverage ratio (to average assets)	7.57	7.52	3.00 - 4.00	5.00

The consolidated capital ratios of the Company at June 30, 2009 were as follows: leverage ratio of 7.68%, Tier 1 capital to risk-weighted assets of 9.38% and total capital to risk-weighted assets of 10.51%.

On August 6, 2009, the Company announced that it has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The shelf registration statement, once the SEC declares it effective, will allow the Company to raise capital from time to time, up to an aggregate of $250 million, through the sale of the Company’s common stock, preferred stock, debt securities, trust preferred securities, warrants or a combination thereof.  Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering.

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

The following table compares the impact on forecasted net interest income at June 30, 2009 of a plus 200 and minus 100 basis point (bp) change in interest rates to the impact at June 30, 2008 in the same scenarios.

	June 30, 2009		June 30, 2008
	12 Months	24 Months	12 Months	24 Months
Plus 200	3.9%	9.1%	(2.4)%	(1.5)%
Minus 100	(1.9)	(4.4)	0.6	0.2
Minus 200	-	-	-	-

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items.  Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items.  Market value of equity is calculated in the current rate scenario, as well as in rate scenarios that assume an immediate 200 bp increase and a 100 bp decrease from the current level of interest rates.  Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  This measurement of interest rate risk represents a change from the previously reported metric which focused on the change in the excess of market value over book value in each of the interest rate scenarios.  At June 30, 2009 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2009 provide an accurate assessment of our interest rate risk. At June 30, 2009, the average life of our core deposit transaction accounts was 7.0 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At June 30, 2009, our total potential liquidity through these secondary sources was $610.8 million, of which $415.7 million was currently available, as compared to $277.7 million available out of our total potential liquidity of $627.7 million at December 31, 2008. The $16.9 million decrease in potential liquidity was entirely due to an increase in borrowing capacity at the Federal Home Loan Bank (FHLB).  FHLB borrowing capacity is determined based on asset levels on a quarterly lag, with the decrease reflecting the Bank’s minimal loan growth offset by investment run off in the first quarter of 2009.  The $155.1 million reduction in utilization of this capacity resulted as deposit growth and investment portfolio run-off outpaced loan growth in the second quarter of 2009.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s controls and procedures for the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.  Controls and Procedures

Not applicable.

Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On or about June 19, 2009, Members 1st Federal Credit Union (“Members 1st”) filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First Bancorp, Inc. and Republic First Bank.  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name METRO, purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).  Metro intends to defend the case vigorously and has strong defenses to the claims.  The complaint seeks damages in an unspecified amount and injunctive relief.  In light of the preliminary state of the proceeding, it is not possible to assess potential costs and damages if Members 1st were successful in the proceeding notwithstanding Metro’s defenses.  Management does not believe, however, that such an outcome would have a material adverse effect on Metro.

Item 1A.  Risk Factors.

No material changes to report for the quarter ending June 30, 2009 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 previously filed with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

No items to report for the quarter ended June 30, 2009.

Item 5.  Other Information.

No items to report for the quarter ended June 30, 2009.

Item 6.	Exhibits.

3(i)	Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s current report on form 8-K filed with the SEC on June 15, 2009)
11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

08/10/09	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

08/10/09	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s current report on form 8-K filed with the SEC on June 15, 2009)
11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002