Form 10-Q
period 2009-09-30
METRO BANCORP, INC.
filed 2009-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA	17111-0999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	13,427,651 Common shares outstanding at 10/31/2009

METRO BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(in thousands, except share and per share amounts)	September 30, 2009	December 31, 2008
Assets	Cash and cash equivalents	$36,762	$49,511
	Securities, available for sale at fair value	296,953	341,656
	Securities, held to maturity at cost
	(fair value 2009: $100,307; 2008: $154,357)	96,867	152,587
	Loans, held for sale	13,289	41,148
	Loans receivable, net of allowance for loan losses
	(allowance 2009: $14,618; 2008: $16,719)	1,456,636	1,423,064
	Restricted investments in bank stocks	21,630	21,630
	Premises and equipment, net	93,567	87,059
	Other assets	70,791	23,872
	Total assets	$2,086,495	$2,140,527
Liabilities	Deposits:
	Noninterest-bearing	$307,192	$280,556
	Interest-bearing	1,429,769	1,353,429
	Total deposits	1,736,961	1,633,985
	Short-term borrowings and repurchase agreements	83,650	300,125
	Long-term debt	54,400	79,400
	Other liabilities	15,762	12,547
	Total liabilities	1,890,773	2,026,057
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 25,000,000 shares authorized; issued and outstanding – 2009: 12,793,634; 2008: 6,446,421	12,794	6,446
	Surplus	140,192	73,221
	Retained earnings	50,615	51,683
	Accumulated other comprehensive loss	(8,279)	(17,280)
	Total stockholders’ equity	195,722	114,470
	Total liabilities and stockholders’ equity	$2,086,495	$2,140,527

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

		Three Months Ended		Nine Months Ended
	(in thousands,	September 30,		September 30,
	except per share amounts)	2009	2008	2009	2008
Interest	Loans receivable, including fees:
Income	Taxable	$ 18,548	$ 20,179	$ 56,334	$ 58,917
	Tax-exempt	1,108	937	3,147	2,375
	Securities:
	Taxable	4,638	6,898	15,031	21,934
	Tax-exempt	16	16	49	49
	Total interest income	24,310	28,030	74,561	83,275
Interest	Deposits	4,314	5,659	13,038	17,554
Expense	Short-term borrowings	226	1,497	976	4,746
	Long-term debt	1,091	1,222	3,516	3,653
	Total interest expense	5,631	8,378	17,530	25,953
	Net interest income	18,679	19,652	57,031	57,322
	Provision for loan losses	3,725	1,700	10,625	4,075
	Net interest income after provision for loan losses	14,954	17,952	46,406	53,247
Noninterest	Service charges and other fees	5,892	6,016	17,243	17,935
Income	Other operating income	160	172	497	499
	Gains on sales of loans	238	177	294	574
	Total fees and other income	6,290	6,365	18,034	19,008
	Other-than-temporary impairment losses	(6,399)	-	(5,423)	-
	Portion recognized in other comprehensive income (before taxes)	5,447	-	3,098	-
	Net impairment loss on investment securities	(952)	-	(2,325)	-
	Gains (losses) on sales/call of securities	1,515	-	1,570	(157)
	Total noninterest income	6,853	6,365	17,279	18,851
Noninterest	Salaries and employee benefits	10,643	9,507	31,941	27,730
Expenses	Occupancy	1,928	2,010	5,959	6,080
	Furniture and equipment	1,300	1,068	3,416	3,254
	Advertising and marketing	830	655	1,875	2,318
	Data processing	2,537	1,803	6,739	5,337
	Postage and supplies	617	426	1,565	1,427
	Regulatory assessments and related fees	830	541	3,256	2,280
	Telephone	1,424	577	2,987	1,758
	Core system conversion/branding (net)	(911)	-	(523)	-
	Merger/acquisition	250	-	655	-
	Other	3,351	2,774	8,194	7,155
	Total noninterest expenses	22,799	19,361	66,064	57,339
	Income (loss) before taxes	(992)	4,956	(2,379)	14,759
	Provision (benefit) for federal income taxes	(502)	1,523	(1,371)	4,614
	Net income (loss)	$ (490)	$ 3,433	$ (1,008)	$ 10,145
	Net Income (loss) per Common Share:
	Basic	$ (0.08)	$ 0.54	$ (0.16)	$ 1.59
	Diluted	(0.08)	0.52	(0.16)	1.55
	Average Common and Common Equivalent Shares Outstanding:
	Basic	6,591	6,358	6,520	6,342
	Diluted	6,591	6,531	6,520	6,511

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

( in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance: January 1, 2008	$ 400	$ 6,314	$ 70,610	$ 38,862	$ (3,851)	$ 112,335
Comprehensive income (loss):
Net income	-	-	-	10,145	-	10,145
Change in unrealized losses on securities, net of tax	-	-	-	-	(10,434)	(10,434)
Total comprehensive loss						(289)
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 30,512 shares issued under stock option plans, including tax benefit of $102	-	30	522	-	-	552
Common stock of 100 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 26,848 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	27	663	-	-	690
Common stock share-based awards	-	-	840	-	-	840
Balance, September 30, 2008	$ 400	$ 6,371	$ 72,637	$ 48,947	$ (14,285)	$ 114,070

( in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2009	$ 400	$ 6,446	$ 73,221	$ 51,683	$ (17,280)	$ 114,470
Comprehensive income (loss):
Net loss	-	-	-	(1,008)	-	(1,008)
Other comprehensive income	-	-	-	-	9,001	9,001
Total comprehensive income						7,993
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 44,179 shares issued under stock option plans, including tax benefit of $51	-	45	605	-	-	650
Common stock of 370 shares issued under employee stock purchase plan	-	-	7	-	-	7
Proceeds from issuance of 52,664 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	53	824	-	-	877
Common stock share-based awards	-	-	1,060	-	-	1,060
Proceeds from issuance of 6,250,000 shares of common stock in connection with stock offering	-	6,250	64,475	-	-	70,725
Balance, September 30, 2009	$ 400	$ 12,794	$ 140,192	$ 50,615	$ (8,279)	$ 195,722

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Nine Months Ending September 30,
	(in thousands)	2009	2008
Operating Activities	Net income (loss)	$ (1,008)	$ 10,145
	Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
	Provision for loan losses	10,625	4,075
	Provision for depreciation and amortization	3,760	3,779
	Deferred income taxes	2,047	(1,262)
	Amortization of securities premiums and accretion of discounts, net	387	353
	Net (gains) losses on sales and calls of securities	(1,570)	157
	Other-than-temporary security impairment losses	2,325	-
	Proceeds from sales of loans originated for sale	129,633	47,845
	Loans originated for sale	(101,474)	(65,063)
	Gains on sales of loans originated for sale	(294)	(574)
	Loss on disposal of equipment	839	-
	Stock-based compensation	1,060	840
	Amortization of deferred loan origination fees and costs	1,606	1,329
	(Increase) decrease in other assets	(54,514)	1,085
	Increase in other liabilities	3,215	2,316
	Net cash provided (used) by operating activities	(3,363)	5,025
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	52,424	189,523
	Proceeds from sales	3,425	1,843
	Purchases	-	(129,986)
	Securities available for sale:
	Proceeds from principal repayments and maturities	80,489	38,377
	Proceeds from sales	47,010	-
	Purchases	(70,218)	(23,212)
	Proceeds from sales of loans receivable	5,639	-
	Net increase in loans receivable	(51,393)	(227,924)
	Net purchase of restricted investments in bank stock	-	(888)
	Proceeds from sale of premises and equipment	18	-
	Proceeds from sale of foreclosed real estate	652	304
	Purchases of premises and equipment	(11,125)	(1,015)
	Net cash provided (used) by investing activities	56,921	(152,978)

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	63,693	98,124
	Net increase in time deposits	39,283	30,740
	Net (decrease) increase in short-term borrowings	(216,475)	13,353
	Repayment of long-term borrowings	(25,000)	-
	Proceeds from common stock options exercised	599	450
	Proceeds from dividend reinvestment and common stock purchase plan	877	690
	Proceeds from issuance of common stock in connection with stock offering	70,725	-
	Tax benefit on exercise of stock options	51	102
	Cash dividends on preferred stock	(60)	(60)
	Net cash provided (used) by financing activities	(66,307)	143,399
	Decrease in cash and cash equivalents	(12,749)	(4,554)
	Cash and cash equivalents at beginning of year	49,511	50,955
	Cash and cash equivalents at end of period	$ 36,762	$ 46,401

See accompanying notes.

METRO BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

In June 2009, the Federal Accounting Standards Board ("FASB") announced the FASB Accounting Standards Codification (the Codification or ASC) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through November 9, 2009 which is the date the consolidated financial statements have been issued. (See Note 10). The results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. (the “Company”) and its consolidated subsidiaries including Metro Bank (the “Bank”). All material intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on the Company’s net income.

Note 2.                 STOCK-BASED COMPENSATION

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for September 30, 2009 and 2008, respectively: risk-free interest rates of 2.3% and 3.3%; volatility factors of the expected market price of the Company's common stock of .29 for both years; weighted average expected lives of the options of 8.6 years for 2009 and 8.3 years for 2008; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions for September 30, 2009 and 2008 was $6.06 and $10.69 per option, respectively. In the first nine months of 2009, the Company granted 182,770 options to purchase shares of the Company’s stock at exercise prices ranging from $11.72 per share to $19.55 per share.

The Company recorded stock-based compensation expense of approximately $1.1 million and $840,000 during the nine months ended September 30, 2009 and September 30, 2008, respectively for stock options.

Note 3.                 NEW ACCOUNTING STANDARDS

In December of 2007, the Financial Accounting Standards Board (“FASB”) issued guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The guidance also provides instruction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. The guidance impacts business combinations which occur after January 1, 2009.  Given that the guidance requires the expensing of direct acquisition costs, the Company expensed such costs in 2008 and in the first nine months of 2009 that were incurred in conjunction with the pending acquisition of Republic First Bancorp, Inc., as more fully described in Note 7, and will continue to expense such future costs as incurred.

In June 2009, the FASB issued guidance that prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The concept of a qualifying special-purpose entity is no longer part of this guidance. The guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption will have on our financial position or results of operations.

In June 2009, the FASB issued guidance which requires a company to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the company that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The guidance also amends existing consolidation guidance that required ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect the adoption will have on our financial position or results of operations.

Note 4.                 COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2009, the Company had $474.4 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

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

Note 5.                 OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income components that the Company presently has are unrealized gains (losses) on securities available for sale and noncredit related impairment losses. The federal income taxes allocated to the unrealized gains (losses) are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$ 6,137	$ (3,832)	$ 9,458	$ (16,052)
Reclassification for net realized gains and losses on securities recorded in income	(57)	-	1,292	-

Non-credit related impairment losses on securities not expected to be sold	5,447	-	3,098	-
Subtotal	11,527	(3,832)	13,848	(16,052)

Income tax effect	(4,034)	1,341	(4,847)	5,618
Other comprehensive income (loss)	$ 7,493	$ (2,491)	$ 9,001	$ (10,434)

Note 6.                 GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $35.5 million of standby letters of credit at September 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued.

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

On July 31, 2009, the Company and Republic First entered into a First Amendment to the parties November 7, 2008 Agreement and Plan of Merger. The First Amendment extended the closing deadline of the merger to October 31, 2009, with the provision that either Company, with notice to the other, could further extend the closing deadline to December 31, 2009 in the event that the parties did not have regulatory approvals by September 30, 2009. On October 29, 2009, the Company and Republic First extended the merger closing deadline to December 31, 2009 to allow additional time to obtain necessary regulatory approval.

Note 8.                 FAIR VALUE DISCLOSURE

The Company uses its best judgment in estimating the fair value of its assets and liabilities; however, there are inherent weaknesses in any estimation technique due to assumptions that are susceptible to significant change.  Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Fair value is the price that would be received to sell an asset or paid to transfer a liability. The Company uses the following fair value hierarchy in selecting inputs with the highest priority given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements):

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$ 296,953	$ -	$ 296,953	$ -

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$ 341,656	$ -	$ 341,656	$ -

As of September 30, 2009 and December 31, 2008, the Company did not have any liabilities that were measured at fair value on a recurring basis.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 1,524	$ -	$ -	$ 1,524

Foreclosed assets	6,875	-	-	6,875
Total	$ 8,399	$ -	$ -	$ 8,399

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 were as follows:

Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$ 9,034	$ -	$ -	$ 9,034

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and at December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the nine months ended September 30, 2009 or year ended December 31, 2008.

Loans Receivable (Carried at Cost)

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Bank has measured impairment of generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of

input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows. At September 30, 2009, the fair value consists of impaired loan balances and their associated loan relationships with reserve allocations of $1.5 million, which includes a valuation allowance of $918,000.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank stock at September 30, 2009 and December 31, 2008.

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

Long-Term Debt (Carried at Cost)

The fair value of the FHLB advance was estimated using discounted cash flow analysis, based on a quoted price for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The price obtained from this active market represents a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.  Other long-term debt was estimated using discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity.  The price for the other long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,762	$36,762	$49,511	$49,511
Securities	393,820	397,260	494,243	496,013
Loans, net (including loans held for sale)	1,469,925	1,446,854	1,464,212	1,472,037
Restricted investments in bank stock	21,630	21,630	21,630	21,630
Accrued interest receivable	6,725	6,725	7,686	7,686
Financial liabilities:
Deposits	$1,736,961	$1,723,826	$1,633,985	$1,636,027
Long-term debt	54,400	33,104	79,400	71,424
Short-term borrowings	83,650	83,650	300,125	300,125
Accrued interest payable	902	902	1,164	1,164
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-
.

Note 9.                      SECURITIES

The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale: U.S. Government Agency securities	$ 30,009	$ 174	$ -	$ 30,183
Residential mortgage-backed securities	279,681	3,112	(16,023)	266,770
Total	$ 309,690	$ 3,286	$ (16,023)	$ 296,953
Held to Maturity:
Municipal securities	$ 1,624	$ 11	$ -	$ 1,635
Residential mortgage-backed securities	93,247	3,423	(68)	96,602
Corporate debt securities	1,996	74	-	2,070
Total	$ 96,867	$ 3,508	$ (68)	$ 100,307

	December 31, 2008
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
U.S. Government Agency securities	$ 5,000	$ 2	$ -	$ 5,002
Residential mortgage-backed securities	363,241	2,253	(28,840)	336,654
Total	$ 368,241	$ 2,255	$ (28,840)	$ 341,656
Held to Maturity:
U.S. Government Agency securities	$ 36,500	$ 258	$ -	$ 36,758
Municipal securities	1,623	12	-	1,635
Residential mortgage-backed securities	112,472	2,049	(557)	113,964
Corporate debt securities	1,992	8	-	2,000
Total	$ 152,587	$ 2,327	$ (557)	$ 154,357

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$ -	$ -	$ 1,996	$ 2,070
Due after one year through five years	20,009	20,089	655	660
Due after five years through ten years	10,000	10,094	-	-
Due after ten years	-	-	969	975
	30,009	30,183	3,620	3,705
Residential mortgage-backed securities	279,681	266,770	93,247	96,602
Total	$ 309,690	$ 296,953	$ 96,867	$ 100,307

During the third quarter of 2009, the Company sold 45 mortgage-backed securities with a fair market value of $48.6 million.  Of this total, 31 securities had been classified as available for sale with a carrying value of $44.3 million.  The Company realized proceeds of $45.7 million for a pretax gain of $1.5 million.  The securities sold also included 14 mortgage-backed securities with a fair market value of $2.9 million and a carrying value of $2.8 million that had been classified as held to maturity and were sold due to their small remaining size.  In every case, the current face had fallen below 15% of the original purchase amount. A pretax gain of $147,000 was recognized on the sale of securities classified as held to maturity. The Company uses the specific identification method to record security sales. During the first nine months of 2009, the Company sold a total of 65 mortgage-backed securities with a fair market value of $49.7 million.  Of this total, 42 securities had been classified as available for sale with a carrying value of $44.8 million.  The Company realized proceeds of $46.3 million for a pre-tax gain of $1.5 million.  The securities sold also included 22 mortgage-backed securities with a fair market value of $3.4 million and a carrying value of $3.2 million that had been classified as held to maturity and were sold due to their small remaining size.  In every case, the current face had fallen below 15% of the original purchase amount.  A pre-tax gain of $171,000 was recognized on the sale of securities classified as held to maturity.

The following table summarizes the Company’s gains and losses on the sales of debt securities and losses recognized for the other-than-temporary impairment of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	Other-Than- Temporary Impairment (Losses)	Net Gains (Losses)
Three Months Ended:

September 2009	$ 1,527	$ (12)	$ (952)	$ 563

September 2008	-	-	-	-

Nine Months Ended:

September 2009	$ 1,582	$ (12)	$ (2,325)	$ (755)

September 2008	-	(157)	-	(157)

Also during the third quarter of 2009, the Company had $10.0 million of agency debentures called, at par, by their issuing agencies.  All of the bonds were classified as held to maturity and   each of the securities were carried at par.

There were no sales of securities in the available for sale portfolio in 2008. There was one sale in the held to maturity portfolio during the second quarter of 2008. The Company sold a $2.0 million corporate debt security due to significant deterioration in the creditworthiness of the issuer. A pretax loss of $157,000 was recognized on this sale during the second quarter of 2008.

At September 30, 2009 and December 31, 2008, securities with a carrying value of $ 386.9 million and $356.1 million respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Residential mortgage-backed securities	$ 42,697	$ (1,583)	$ 138,009	$ (14,440)	$ 180,706	$ (16,023)
Total	$ 42,697	$ (1,583)	$ 138,009	$ (14,440)	$ 180,706	$ (16,023)
Held to Maturity:
Residential mortgage-backed securities	$ -	$ -	$ 4,205	$ (68)	$ 4,205	$ (68)
Total	$ -	$ -	$ 4,205	$ (68)	$ 4,205	$ (68)

December 31, 2008
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Residential mortgage-backed securities	$ 60,927	$ (5,025)	$ 144,387	$ (23,815)	$ 205,314	$ (28,840)
Total	$ 60,927	$ (5,025)	$ 144,387	$ (23,815)	$ 205,314	$ (28,840)
Held to Maturity:
Residential mortgage-backed securities	$ -	$ -	$ 4,916	$ (557)	$ 4,916	$ (557)
Total	$ -	$ -	$ 4,916	$ (557)	$ 4,916	$ (557)

The Company’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMO’s). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private label CMO’s are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private label CMO’s have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. throughout 2008 and 2009 have led to some ratings downgrades and subsequent other-than-temporary impairment (“OTTI”) of many types of CMO’s.

The unrealized losses in the Company’s investment portfolio at September 30, 2009 are associated with two different types of securities. The first type includes eight government agency sponsored CMO’s, all of which have yields that are indexed to a spread over the one month London Interbank Offered Rate (LIBOR). Management believes that the unrealized losses on the Company’s investment in these federal agency CMO’s were primarily caused by their low spread to LIBOR. The second type of security in the Company’s investment portfolio with unrealized losses at September 30, 2009 was private label CMO’s. As of September 30, 2009, the Company owned thirty-one private label CMO securities in its investment portfolio with a total book value of $132.1 million. Management performs quarterly assessments of these securities for other-than-temporary impairment.  As part of this assessment, the Company uses a third-party source for the monthly pricing of its portfolio. As a general rule, the Bank does not solicit firm street bids for its investment holdings unless a reasonable sale program is being considered.  Neither does it receive unsolicited street bids from any third-party sources.  Rather, the Bank uses the third party's econometric models and market-based inputs to provide reasonable valuations used in its OTTI analysis. Both the third-party and the Bank consider these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

Recognition and Presentation of Other-Than-Temporary Impairments

Prior to April 1, 2009, unrealized losses that were determined to be temporary were recorded, net of tax, in other comprehensive income for available-for-sale securities, whereas unrealized losses related to held to maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held to maturity, unrealized losses that were determined to be other-than-temporary were recorded to earnings in their entirety. An unrealized loss was considered other-than-temporary if (i) it was not probable that the holder would collect all amounts due according to the contractual terms of the debt security, or (ii) the fair value was below the amortized cost of the debt security for a prolonged period of time and we did not have the positive intent and ability to hold the security until recovery or maturity.

During the second quarter of 2009 the Company adopted fair value measurement guidance that clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security prior to its anticipated recovery; or (c) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. Previously, this assessment required management to assert we had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an OTTI. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an OTTI exists but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security prior to its anticipated recovery, the OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (“the credit loss”) and (b) the amount related to all other factors. The amount of the OTTI related to the credit loss is recognized in earnings and the amount of the OTTI related to all other factors is recognized in other comprehensive income.

For all securities held in the available-for-sale or held to maturity portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities prior to their recovery or maturity for contractual, regulatory or liquidity reasons as of the reporting date.

Based on management’s assessment at September 30, 2009, with the exception of the securities described below, the Company does not believe that the decreased market prices associated with its mortgage-backed securities, constitute an other-than-temporary impairment.

Through September 30, 2009, the Company recognized unrealized losses of $5.4 million related to three private-label CMO’s classified as available for sale.  This compares to an unrealized loss of $12.3 million on June 30, 2009.  The improved position is primarily the result of increased fair market valuations stemming from strengthening economic conditions as well as improved market prices for mortgage-backed securities in general.  Management does not currently intend to sell these securities and believes it is not likely that the Company will be required to sell the securities before recovery of its amortized cost.   The Company determined that $2.3

million of the total unrealized loss of $5.4 million was deemed attributable to credit losses and was therefore recognized in earnings through September 30, 2009.  As of June 30, 2009, the Company had recognized credit losses of $1.4 million and recognized an additional $952,000 during the third quarter of 2009.  The $3.1 million difference between the total unrealized losses of $5.4 million and the $2.3 million of losses attributable to credit has been recognized as a reduction in other comprehensive income.

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

The roll-forward of the amount of the credit losses which have been recognized in earnings for the 3 private label CMOs previously mentioned is as follows:

(in thousands)	January 1, 2009 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI Previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	September 30, 2009 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Residential mortgage-backed securities	$-	$2,325	$-	$2,325
Total	$-	$2,325	$-	$2,325
(in thousands)	July 1, 2009 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI Previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	September 30, 2009 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Residential mortgage-backed securities	$1,373	$-	$952	$2,325
Total	$1,373	$-	$952	$2,325

Prior to September 30, 2009, the Bank sold one private label CMO that had been in an unrealized loss position as of June 30, 2009 but which had subsequently recovered its cost basis.  This was not one of the three securities recognized in the table of OTTI credit losses above.  The security had been classified as available for sale and had a carrying value of $3.7 million. The Company realized proceeds of $3.7 million for a pretax gain of $2,300.

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of September 30, 2009 and December 31, 2008 consisted of the common stock of FHLB of Pittsburgh (“FHLB”). In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with FASB guidance on Accounting by Certain Entities (Including Entities with Trade Receivables That Lend to or Finance the Activities of Others). Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2009.

Note 10.                      SUBSEQUENT EVENTS

Subsequent to the Company’s capital offering of 6.25 million shares, at $12.00 per share, for net new capital proceeds of $70.7 million which occurred on September 30, 2009, the offering underwriters exercised a 10% over allotment option and Metro Bancorp issued an additional 625,000 common shares for net proceeds of $7.1 million on October 13, 2009.  The initial offering of 6.25 million shares increased the Company’s already “well-capitalized” ratios to: Tier 1 capital to risk-weighted assets of 13.07% and total capital to risk-weighted assets of 13.89%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes.

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, with respect to the proposed merger with Republic First and the financial condition, liquidity, results of operations, future performance and business of Metro. These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control).   The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved.  You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company’s Form 10-K and Prospectus Supplement filed with the SEC on September 24, 2009, and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•
whether the transactions contemplated by the merger agreement with Republic First will be approved by the applicable federal, state and local regulatory authorities and, if approved, whether the other closing conditions to the proposed merger will be satisfied;

•
our ability to complete the proposed merger with Republic First and the merger of Republic First Bank with and into Metro Bank, to integrate successfully Republic First’s assets, liabilities, customers, systems and management personnel into our operations, and to realize expected cost savings and revenue enhancements within expected timeframes or at all;

•
the possibility that expected Republic First merger-related charges will be materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at the effective date of the merger and related adjustments to yield and/or amortization of the acquired assets and liabilities will be materially different from those forecasted;

•	adverse changes in our or Republic First’s loan portfolios and the resulting credit risk-related losses and expenses;

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	the FDIC deposit fund is continually being used due to increased bank failures and existing financial institutions have higher premiums assessed in replenishing the fund;

•
general economic or business conditions, either nationally, regionally or in the communities in which either we do or Republic First does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

•	continued levels of loan quality and volume origination;

•	the adequacy of loan loss reserves;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	unanticipated regulatory or judicial proceedings and liabilities and other costs;

•	interest rate, market and monetary fluctuations;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the loss of certain key officers;

•	continued relationships with major customers;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	the ability to hedge certain risks economically;

•	effect of terrorist attacks and threats of actual war;

•	deposit flows;

•	changes in accounting principles, policies and guidelines;

•	rapidly changing technology;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements.  The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these factors or any of our forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us except as required by applicable law.

EXECUTIVE SUMMARY

On September 30, 2009, the Company completed a common stock offering of 6.25 million shares, at $12.00 per share, for new capital proceeds of approximately $70.7 million (net of expenses). Subsequent to the end of the quarter, the underwriters of the offering exercised a 10% over-allotment option and Metro Bancorp issued an additional 625,000 common shares for net proceeds of approximately $7.1 million.  This successful capital offering occurred just one quarter after a successful conversion of our entire information technology system from TD Bank, N.A. (“TD”) to our new service provider, Fiserv Solutions, Inc. (“Fiserv”).  The conversion included the transition of data processing, item processing and many other ancillary services. At the same time of the conversion, the Company rebranded to Metro Bancorp, Inc. and its subsidiary bank, Commerce Bank/Harrisburg, changed its name to Metro Bank.

The Company recorded a net loss of $490,000, or $(0.08) per share, for the third quarter versus net income of $3.4 million, or $0.52 per fully-diluted share, for the same period one year ago.  Impacting the third quarter results were the following:

•
One-time charges associated with the transition of data processing, item processing and technology network services as well as the Company’s rebranding totaled approximately $1.8 million during the third quarter.  The Company also incurred a higher level of salary and benefits, data processing and telecommunication costs related to additional personnel and information technology infrastructure to perform certain services in-house which were previously performed by TD. These higher expenses were partially offset by the recognition of the remaining $2.75 million of the total $6.0 million fee Metro received from TD.  This fee was to partially defray the total costs of transition and rebranding.

•	The Company made a total provision for loan losses of $3.7 million for the third quarter vs. $1.7 million for the third quarter of 2008.

•
Net interest margin on a fully taxable basis for the three months ended September 30, 2009 was 3.92% compared to 4.11% for the same period in 2008.  Average interest earning assets for the quarter were the same as the third quarter of 2008; however, the level of interest income earned was offset by a decrease in the yield on those earning assets as a result of a 175 basis point reduction in short-term market interest rates by the Federal Reserve Bank over the past twelve months.

Total revenues for the three months ended September 30, 2009 were $25.5 million, down $485,000, or 2%, from the same period in 2008. Total revenues for the nine months ended September 30, 2009 were $74.3 million, down $1.9 million, or 2%, from the same period in 2008. Net loss for the nine months ended September 30, 2009 was $1.0 million, or ($0.16) per share compared to net income of $10.1 million, or $1.55 per fully diluted share recorded during the first nine months of 2008.

The decrease in net income and net income per share was a direct result of the increase in noninterest expenses associated with the transition of data processing, item processing and technology network services to a new provider and the costs associated with a rebranding of the Company as well as higher provisions to the Bank’s allowance for loan losses.

For the first nine months of 2009, total net loans increased by $33.6 million, or 2%, from $1.42 billion at December 31, 2008 to $1.46 billion at September 30, 2009. Over the past twelve months, total net loans excluding loans held for sale, grew by $87.5 million, or 6%, from $1.37 billion to $1.46 billion. This growth was represented across most loan categories, reflecting a continuing commitment to the credit needs of our customers and our market footprint. Our loan to deposit ratio, which includes loans held for sale, was 85% at September 30, 2009 compared to 90% at December 31, 2008.

Total deposits increased $103.0 million, or 6%, from $1.63 billion at December 31, 2008 to $1.74 billion at September 30, 2009. During the same period, core deposits grew by $96.8 million, or 6%, as well. Over the past twelve months, our total consumer core deposits increased by $158.9 million, or 24%. Total borrowings decreased by $241.5 million from $379.5 million at December 31, 2008 to $138.1 million at September 30, 2009, primarily as a result of our common stock offering, continued deposit growth and principal paydowns on investment securities. Of the total borrowings at September 30, 2009, $83.7 million were short-term and $54.4 million were considered long-term.

Nonperforming assets and loans past due 90 days at September 30, 2009 totaled $32.0 million, or 1.53%, of total assets, as compared to $27.9 million, or 1.30% of total assets, at December 31, 2008 and $12.2 million, or 0.57%, of total assets one year ago. The Company’s third quarter provision for loan losses totaled $3.7 million, as compared to $1.7 million recorded in the third quarter of 2008.  The increase in the provision for loan losses over the prior year is a result of the Company’s gross loan growth (excluding loans held for sale) of $88.2 million over the past twelve months as well as the increase in the level of nonperforming loans from September 30, 2008 to September 30, 2009. The allowance for loan losses totaled $14.6 million as of September 30, 2009, an increase of $730,000, or 5%, over the total allowance at September 30, 2008 and compared to $16.7 million at December 31, 2008.  The allowance represented 0.99% and 1.00% of gross loans outstanding at September 30, 2009 and 2008, respectively and compared to 1.16% of gross loans at December 31, 2008.

Total net charge-offs for the third quarter were $8.4 million vs. $22,000 for the third quarter of 2008. Total net charge-offs for the first nine months of 2009 were $12.7 million compared to $929,000 for the first nine months of 2008. Approximately $6.0 million, or 71%, of total charge-offs for the third quarter of 2009 were associated with only five different relationships. And approximately $10.1 million, or 79%, of total loan charge-offs year-to-date 2009 were associated with a total of seven different relationships.

The financial highlights for the first nine months of 2009 compared to the same period in 2008 are summarized below:

(in millions, except per share amounts)	September 30, 2009	September 30, 2008	% Change

Total assets	$2,086.5	$2,125.3	(2	) %
Total loans (net)	1,456.6	1,369.1	6
Total deposits	1,737.0	1,689.8	3

Total revenues	$74.3	$76.2	(2	) %
Total noninterest expenses	66.1	57.3	15
Net income (loss)	(1.0)	10.1	(110)

Diluted net income (loss) per share	$(0.16)	$1.55	(110)%

We expect to continue the pattern of expanding our footprint not only with the aforementioned acquisition of Republic First but also by branching into contiguous areas of our new and existing markets, and by filling gaps between existing store locations. Accordingly, we anticipate notable balance sheet and revenue growth as a result of the expansion. Additionally, we expect to incur direct acquisition expenses as we consummate the merger with Republic First including expenses to combine the operations of the two companies. We also anticipate that the recent core system conversion will result in increased levels of expense in future periods than in previous periods. Operating results for the remainder of 2009 and the years that follow could also be heavily impacted by the overall state of the local and global economy.

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

•
changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; and

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Share-Based Payment guidance using the modified prospective method. The guidance requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued.

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

Effective April 1, 2009, the Company adopted the provisions to fair value measurement guidance regarding Recognition and Presentation of Other-Than-Temporary  Impairments.  This critical Accounting policy is more fully described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for the period ended September 30, 2009.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted fair value measurements guidance, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. The Company is required to disclose the fair value of financial assets and liabilities that are measured at fair value within a fair value hierarchy. The  fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 8 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended September 30, 2009. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At September 30, 2009, the fair value of assets based on level 3 measurements constituted 3% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

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

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $1.94 billion for the third quarter of 2009, the same as for the third quarter in 2008. For the quarter ended September 30, total loans receivable including loans held for sale, averaged $1.48 billion in 2009 and $1.37 billion in 2008, respectively. For the same two quarters, total securities averaged $460.5 million and $568.7 million, respectively. The decrease is a result of principal repayments, sales and calls which more than offset purchases during the same period. These cash flows were used to fund loan growth and to reduce the level of borrowed funds rather than redeploy the cash flows back into investment securities at a reduced net interest spread given the overall low interest rate environment.

The average balance of total deposits increased $135.0 million, or 8%, for the third quarter of 2009 compared to the third quarter of 2008. Total interest-bearing deposits averaged $1.41 billion, compared to $1.31 billion for the third quarter one year ago and average noninterest bearing deposits increased by $33.9 million, or 12%. Short-term borrowings, which consists of overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit, averaged $140.0 million for the third quarter of 2009 versus $268.2 million for the same quarter of 2008.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2009 was 5.07%, a decrease of 75 basis points (“bps”) from the comparable period in 2008. This decrease resulted from lower yields on our loan and securities portfolios during the third quarter of 2009 as compared to the same period in 2008. Floating rate loans represent approximately 41% of our total loans receivable portfolio. The majority of these loans are tied to the New York prime lending rate which decreased 200 bps during the first quarter of 2008 and subsequently decreased another 200 bps throughout the remainder of 2008, following similar decreases in the overnight federal funds rate by the Federal Open Market Committee. Approximately $98.9 million, or 24%, of our investment securities have a floating interest rate and provide a yield that consists of a fixed spread tied to the one month London Interbank Offered Rate (“LIBOR”) interest rate. The average one month LIBOR interest rate decreased approximately 235 bps over the past twelve months from an average rate of 2.62% during the third quarter 2008 compared to a rate of 0.27% for the third quarter of 2009. The Company experienced a decline in yield in the investment portfolio primarily due to the call of seven agency debentures totaling $41.5 million with a weighted average yield of 5.46%.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue to be lower throughout the remainder of 2009.

The average rate paid on our total interest-bearing liabilities for the third quarter of 2009 was 1.38%, compared to 2.00% for the third quarter of 2008. Our deposit cost of funds decreased 43 bps from 1.42% in the third quarter of 2008 to 0.99% for the third quarter of 2009. The average cost of short-term borrowings decreased from 2.18% to 0.63% during the same period. The aggregate average cost of all funding sources for the Company was 1.15% for the third quarter of 2009, compared to 1.71% for the same quarter of the prior year. The decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the third quarter as compared to the same period in 2008. At September 30, 2009, $501.9 million, or 29%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, or 30-day LIBOR interest rate. Late in the third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 30-35% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 1.65% in the third quarter of 2008 to 0.17% in the third quarter of 2009 thereby significantly reducing the average interest rate paid on these deposits. The decrease in the Company’s borrowing cost of funds is primarily related to the decrease in the overnight federal funds interest rate which decreased by 175 bps between September 30, 2008 and September 30, 2009.

Interest-earning assets averaged $1.98 billion for the first nine months of 2009, compared to $1.87 billion for the same period in 2008. For the same two periods, total loans receivable including loans held for sale, averaged $1.49 billion in 2009 and $1.28 billion in 2008. Total securities averaged $487.8 million and $586.9 million for the first nine months of 2009 and 2008, respectively. The decrease, as previously mentioned with respect to the third quarter, was due to utilizing cash flows from the investment portfolio to fund loan growth and reduce the level of borrowed funds rather than redeploy those dollars back into investment securities.

The overall net growth in interest-earning assets was funded primarily by an increase in the average balance of total deposits. Total average deposits, including noninterest bearing funds, increased by $125.5 million for the first nine months of 2009 over the same period of 2008 from $1.55 billion to $1.67 billion. Short-term borrowings averaged $217.6 million and $245.4 million in the first nine months of 2009 and 2008, respectively.

The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2009 was 5.13%, a decrease of 86 bps versus the comparable period in 2008. This decrease resulted from lower yields on our loan and securities portfolios during the first nine months of 2009 as compared to the same period in 2008, again, as a result of the lower level of general market interest rates present during the first nine months of 2009 versus the same period in 2008.

The average rate paid on interest-bearing liabilities for the first nine months of 2009 was 1.41%, compared to 2.16% for the first nine months of 2008. Our deposit cost of funds decreased from 1.51% in the first nine months of 2008 to 1.04% for the same period in 2009. The aggregate cost of all funding sources was 1.19% for the first nine months of 2009, compared to 1.85% for the same period in 2008.

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

Net interest income, on a fully tax-equivalent basis, for the third quarter of 2009 decreased by $881,000, or 4.0%, from the same period in 2008. This decrease was a result of a decrease in the yield on earning assets partially offset by a reduction in interest rates paid on deposits and short-term borrowing sources, both as previously discussed above. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $24.9 million for the third quarter of 2009, a decrease of $3.6 million, or 13%, from 2008.  Interest income on loans receivable, on a tax-equivalent basis, decreased by $1.4 million, or 6%, from the third quarter of 2008. This is primarily the result of a $2.5 million decrease due to lower interest rates associated with our floating rate loans and new fixed rate loans generated over the past twelve months partially offset by a $1.1 million increase in loan interest income due to a higher level of loans receivable outstanding. The lower rates are a direct result of the decreases in the New York prime lending rate following similar decreases in the federal funds rate. Interest income on the investment securities portfolio decreased by $2.3 million, or 33%, for the third quarter of 2009 as compared to the same period last year. This was a result of a decrease in the average balance of the investment securities portfolio of $108.2 million, or 19%, from the third quarter one year ago combined with a decrease of 82 bps on the average rate earned on those securities from third quarter 2008 to third quarter 2009. Due to the significant decrease in short-term interest rates that occurred throughout the past twelve months, the cash flows from principal repayments on the investment securities portfolio accelerated dramatically. These cash flows were used to fund the continued loan growth and were not redeployed back into the securities portfolio.

Interest expense for the third quarter decreased $2.7 million, or 33%, from $8.4 million in 2008 to $5.6 million in 2009. Interest expense on deposits decreased by $1.3 million, or 24%, from the third quarter of 2008 while interest expense on short-term borrowings decreased by $1.3 million, or 85%, for the same period.

Net interest income, on a fully tax-equivalent basis, for the first nine months of 2009 increased by $123,000, or 0.2%, over the same period in 2008. Interest income on interest-earning assets totaled $76.3 million for the first nine months of 2009 a decrease of $8.3 million, or 10%, below the same period in 2008. Interest income on loans outstanding decreased by $1.4 million, or 2.0%, from the first nine months of 2008 and interest income on investment securities decreased by $6.9 million, or 31%, compared to the same period last year. Total interest expense for the first nine months decreased $8.4 million, or 32%, from $26.0 million in 2008 to $17.5 million in 2009. Interest expense on deposits decreased by $4.5 million, or 26%, for the first nine months of 2009 versus the first nine months of 2008. Interest expense on short-term borrowings decreased by $3.8 million, or 79%, for the first nine months of 2009 compared to the same period in 2008. Interest expense on long-term debt totaled $3.5 million for the first nine months of 2009, as compared to $3.7 million for the first nine months of 2008. The decreases in interest income and interest expense directly relate to the significantly lower level of general market interest rates present in the first nine months of 2009 compared to the first nine months of 2008.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.69% during the third quarter of 2009 compared to 3.82% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 3.72% during the first nine months of 2009 versus 3.83% during the first nine months of 2008. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 19 bps, from 4.11% for the third quarter of 2008 to 3.92% for the third quarter of 2009, as a result of the decreased yield on interest earning assets partially offset by the decrease in the cost of funding sources as previously discussed. For the first nine months of 2009 and 2008, the fully taxable-equivalent net interest margin was 3.94% and 4.14%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $3.7 million to the allowance for loan losses for the third quarter of 2009 as compared to $1.7 million for the third quarter of 2008. The loan loss provision for the first nine months was $10.6 million and $4.1 million for 2009 and 2008, respectively. The increase in the provision for loan losses for both the quarter and year to date over the prior year is a result of the Company’s gross loan growth of $88.2 million over the past twelve months, combined with the level of nonperforming loans at September 30, 2009 and the amount of net charge-offs incurred during the first nine months of 2009.  Nonperforming loans totaled $25.1 million at September 30, 2009, down from $27.1 million at December 31, 2009 and compared to $11.7 million at September 30, 2008. Total nonperforming assets were $32.0 million at September 30, 2009 compared to $27.9 million as of December 31, 2008 and up from $12.2 million at September 30, 2008. Nonperforming assets as a percentage of total assets increased from 1.30% at December 31, 2008 to 1.53% at September 30, 2009. This same ratio was 0.57% at September 30, 2008. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Net loan charge-offs for the third quarter of 2009 were $8.4 million, or 2.29% (annualized) of average loans outstanding, compared to net charge-offs of $22,000, or 0.01% of average loans outstanding, for the same period in 2008. During the third quarter 2009, the Company charged off five relationships totaling $6.0 million of the total $8.4 million of net charge offs for the quarter.  Of the $10.1 million, approximately $6.0 million, or 60%, were commercial real estate loans and $4.0 million, or 40%, were commercial business loans. At the time of chargeoff, the Bank had existing provisions totaling approximately $8.0 million, or 80%, of the aggregate amount charged off for the period.

Net charge-offs for the first nine months of 2009 were $12.7 million, or 1.17% (annualized) of average loans outstanding, compared to net charge-offs of $929,000, or 0.10% of average loans outstanding for the same period in 2008. Approximately $10.1 million, or 79%, of total loan charge-offs year-to-date were associated with a total of seven different relationships.  Of the $6.0 million, approximately $3.7 million, or 62%, were commercial real estate loans and $2.3 million, or 38%, were commercial business loans. At the time of chargeoff, the Bank had existing provisions totaling approximately $5 million, or 83%, of the aggregate amount charged off for the period.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 0.99% at September 30, 2009, as compared to 1.16% at December 31, 2008, and 1.00% at September 30, 2008.

Noninterest Income

Noninterest income for the third quarter of 2009 increased by $488,000, or 8%, from the same period in 2008. During the third quarter of 2009, the Company recorded net gains of $1.5 million on sales of investment securities. These gains were partially offset by a $952,000 charge for other-than-temporary impairment on three private-label collateralized mortgage obligations in the Bank’s investment securities portfolio. Further detailed discussion of the impairment charge can be found in Note 9 of this Form 10-Q. Core noninterest income, comprised primarily of deposit service charges and fees, totaled $6.3 million, a decrease of $75,000, or 1%, from the third quarter of 2008.  The decrease in core noninterest income is due to a lower level of fee income associated with non sufficient funds (“NSF”) activity as well as lower fee income associated with debit cards and ATM transactions. Customer usage of these products was down slightly in 2009 which resulted in lower levels of fee income as compared to the third quarter one year ago. Noninterest income for the third quarter of 2009 included $238,000 of net gains on sales of loans compared to net gains of $177,000 on sales of loans during the third quarter of 2008.

Noninterest income for the first nine months of 2009 decreased by $1.6 million, or 8%, compared to the same period in 2008. Deposit service charges and fees decreased 4%, from $17.9 million for the first nine months of 2008 to $17.2 million in the first nine months of 2009. The decrease in deposit service charges and fees is primarily attributable to a lower level of fee income associated with NSF activity as well as debit card and ATM transactions as described above. The 2009 net gain on the sale of loans is comprised of $921,000 of gains on the sale of residential and small business loans, partially offset by a $627,000 loss on the sale of student loans. Total gains of $574,000 for the first nine months of 2008 were associated with sales of residential loans. The loss on the sale of student loans was related to management’s decision to sell a $12.2 million portion of the Bank’s student loan portfolio due to the low level of yields on those loans combined with a higher level of servicing costs. Included in noninterest income for the first nine months of 2009 was a $2.3 million charge for other-than-temporary-impairment on private-label CMO’s in the Bank’s investment portfolio.

Noninterest Expenses

For the third quarter of 2009, noninterest expenses increased by $3.4 million, or 18%, over the same period in 2008. Included in noninterest expenses for the third quarter of 2009 were one-time charges of approximately $1.8 million associated with the transition of data processing, item processing and technology network services to a new service provider as well as costs associated with rebranding to Metro Bank. Salary and benefits expenses, data processing costs and related expenses increased due to maintaining our own technological infrastructure which was previously supported by TD. Prior to the third quarter of 2009, we paid TD to maintain the network and technology infrastructure for our Company. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2009 and September 30, 2008 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $1.1 million, or 12%, for the third quarter of 2009 over the third quarter of 2008. This increase includes the impact of additional staffing in our operations and information technology departments to facilitate the conversion process as well as to handle functions that were previously performed by TD but are now performed in-house. The increase was also partially a result of higher overall benefit plan costs.

Occupancy expenses totaled $1.9 million for the third quarter of 2009, a decrease of $82,000, or 4%, from the third quarter of 2008, while furniture and equipment expenses increased 22%, or $232,000, from the third quarter of 2008. The increase in furniture and equipment was related to an increase in depreciation and maintenance expenses associated with 2009 fixed asset purchases that were made as a result of our conversion and rebranding initiative.

Advertising and marketing expenses totaled $830,000 for the three months ending September 30, 2009, an increase of $175,000, or 27%, from the same period in 2008. This is primarily due to a higher level of brand promotional activity as a result of the total rebranding of the Company which occurred in June 2009 and carried into the third quarter.

Data processing expenses increased by $734,000, or 41%, in the third quarter of 2009 over the three months ended September 30, 2008. The increase was due to costs associated with processing additional transactions as a result of the growth in the number of accounts serviced combined with expenses associated with conversion of systems and processing from TD to Fiserv.

Regulatory assessments and related fees totaled $830,000 for the third quarter of 2009 and were $289,000, or 53%, higher than for the third quarter of 2008. The Bank, like all financial institutions whose deposits are guaranteed by the FDIC, pays a quarterly premium for such deposit coverage. The rates charged by the FDIC have increased substantially in 2009 compared to prior years.

Telephone expenses totaled $1.4 million for the third quarter of 2009, an increase of $847,000, or 147%, from the third quarter of 2008. This increase was related to the increase in costs associated with supporting the newly enhanced technological infrastructure built prior to our transition to Fiserv. In addition we experienced increased call center volume and utilized higher call center staffing levels throughout the third quarter to assist customers with post conversion questions.

As mentioned previously, included in noninterest expenses for the third quarter of 2009 were one-time charges of approximately $1.8 million associated with the transition of all services from TD, along with rebranding costs associated with changing the Bank’s name. Total noninterest expenses for the third quarter of 2009 were offset partially by the recognition of $2.75 million of the total $6.0 million fee paid to Metro Bank from TD. This fee was used to partially defray the costs of transition and rebranding. The impact of the one-time charges offset by this fee are reflected in the Core System Conversion/Branding expense line on the Company’s Consolidated Statement of Operations. Also included in noninterest expenses was $250,000 associated with the Company’s pending acquisition of Republic First which is expected to close upon regulatory approval. We expect to incur additional costs associated with the acquisition of Republic First during the fourth quarter of 2009.

Other noninterest expenses increased by $577,000, or 21%, for the three-month period ended September 30, 2009, compared to the same period in 2008. The primary reason for the increase related to lending expenses and noncredit related losses.

For the first nine months of 2009, noninterest expenses increased by $8.7 million, or 15%, over the same period in 2008. A comparison of noninterest expenses for certain categories for the nine months ending September 30, 2009 and September 30, 2008 is presented in the following paragraphs.

Salary expenses and employee benefits, increased by $4.2 million, or 15%, for the first nine months of 2009 over the first nine months of 2008. This increase includes the impact of additional staffing in our operations and information technology departments to facilitate the conversion process as well as to handle functions that were previously performed by TD but are now performed in-house. The increase was also partially a result of higher overall employee benefit plan costs.

Occupancy expenses totaled $6.0 million for the first nine months of 2009, a decrease of $121,000, or 2%, from the first nine months of 2008. Furniture and equipment expenses increased 5%, or $162,000, from the first nine months of 2008. The increases as compared to first nine months of 2008 were related to higher levels of depreciation on fixed assets and maintenance expense as a result of our conversion and rebranding initiative.

Advertising and marketing expenses totaled $1.9 million for the nine months ending September 30, 2009, a decrease of $443,000, or 19%, from the same period in 2008.  This is primarily due to a large reduction in actively promoting our previous brand during the first half of 2009 prior to the rebranding efforts which occurred in June 2009 and the third quarter of this year. The impact of one-time costs associated with the rebranding are included in the conversion/branding line on the Company’s Consolidated Statements of Operations.

Data processing expenses increased by $1.4 million, or 26%, for the first nine months of 2009 over the nine months ended September 30, 2008. The increase was due to costs associated with processing additional transactions as a result of the growth in the number of accounts serviced combined with enhancements to current systems prior to our conversion of data processing and item processing from TD. Also included in data processing expenses were additional costs that resulted from building a new network infrastructure to support the daily operations of the Company post conversion.

Regulatory assessments of $3.3 million were $976,000, or 43%, higher for the first nine months of 2009 compared to the nine months ended September 30, 2008. The increase primarily relates to a one-time special assessment fee levied by the Federal Deposit Insurance Corporation against all FDIC-insured financial institutions in the second quarter of 2009 to bolster the level of the Bank Insurance Fund which is available to cover possible future bank failures. The one time special assessment amounted to $960,000 for Metro Bank. Included in total regulatory expenses for the first half of 2008 were costs incurred to address the matters identified by the Office of the Comptroller of the Currency (“OCC”) in a formal written agreement and a consent order which the Bank entered into with the OCC in 2007 and 2008, respectively. Both the formal written agreement and the consent order between the Bank and the OCC were terminated on November 7, 2008. The absence of similar expenses during the first nine months of 2009 has been offset by higher quarterly FDIC fees for deposit insurance coverage.

Telephone expenses totaled $3.0 million for the first nine months of 2009, an increase of $1.2 million, or 70%, over the first nine months of 2008. This increase was related to an increase in costs with supporting the newly enhanced technological infrastructure built prior to our transition to Fiserv in addition to the increased call center volume which we experienced post conversion. Costs associated with call center services are higher with our new provider and this impact is reflected in the increased level of telephone expenses for both the third quarter and for the first nine months of 2009 over the respective periods in 2008.

Merger/Acquisition charges totaled $655,000 for the first nine months of 2009 versus no such expense for the same period in 2008. We expect additional merger-related expenses during the fourth quarter of 2009 as we work to close this transaction upon the receipt of regulatory approval.

Other noninterest expenses increased by $1.0 million, or 15%, for the nine-month period ending September 30, 2009, compared to the same period in 2008. The increase is primarily due to costs related to lending activities and noncredit related losses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income. For the third quarter of 2009 this ratio equaled 2.75% and for the third quarter of 2008 this ratio equaled 2.51%. For the nine month period ending September 30, 2009, this ratio equaled 3.01% compared to 2.57% for the nine-month period ending September 30, 2008.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ending September 30, 2009, the operating efficiency ratio was 88.6%, compared to 74.4% for the similar period in 2008. This ratio equaled 87.1% for the first nine months of 2009, compared to 75.3% for the first nine months of 2008. The increase in the operating efficiency ratio primarily relates to the increase in noninterest expenses in 2009 relating to supporting our change in the technological infrastructure.

Provision for Federal Income Taxes

The benefit realized for federal income taxes was $502,000 for the third quarter of 2009 as a result of a pretax loss of $992,000, compared to a provision for federal income taxes of $1.5 million for the same period in 2008. For the nine months ending September 30, the benefit realized was $1.4 million for 2009 compared to a provision of $4.6 million in 2008. The effective tax benefit rate for the first nine months of 2009 was 57.6% due to the proportion of tax free income to a total pretax loss as compared to the effective tax rate of 31.3% for the first nine months of 2008. This change in effective tax rate and the corresponding provision during 2009 was primarily due to recording a pre-tax loss for both the three months and nine months ended September 30, 2009 compared to pre-tax income for the comparable periods in 2008.  The Company’s statutory rate was 35% in both 2009 and in 2008.

Net Income (Loss) and Net Income (Loss) per Share

Net loss for the third quarter of 2009 was $490,000, a decrease of $3.9 million, or 114%, from the $3.4 million of net income recorded in the third quarter of 2008. The decrease was due to a $973,000 decrease in net interest income, a $2.0 million increase in the provision for loan losses, and a $3.4 million increase in noninterest expenses partially offset by a $488,000 increase in noninterest income and a $2.0 million decrease in the provision for income taxes.

Net loss for the first nine months of 2009 was $1.0 million, a decrease of $11.2 million, or 110%, from the $10.1 million of net income recorded in the first nine months of 2008. The decrease was due to a $291,000 decrease in net interest income, a $1.6 million decrease in noninterest income, a $6.6 million increase in the provision for loan losses and an $8.7 million increase in noninterest expenses partially offset by a $6.0 million decrease in the provision for income taxes.

Basic loss per common share was $(0.08) for the third quarter of 2009, compared to earnings per share of $0.54 for the third quarter of 2008. For the first nine months of 2009 and 2008, basic loss and earnings per share were $(0.16) and $1.59, respectively. Diluted earnings per common share decreased $0.60, to a loss of $(0.08), for the third quarter of 2009, compared to net income of $0.52 for the third quarter of 2008. For the first nine months in 2009, loss per common share was $(0.16) compared to fully diluted earnings per share of $1.55 for the same period in 2008.

Return on Average Assets and Average Equity

Return on average assets (“ROA”) measures our net income (loss) in relation to our total average assets. Our annualized ROA for the third quarter of 2009 was (0.09)%, compared to 0.66% for the third quarter of 2008. The ROA for the first nine months in 2009 and 2008 was (0.06)% and 0.68%, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income or loss by average stockholders' equity. The ROE was (1.47)% for the third quarter of 2009, compared to 11.96% for the third quarter of 2008. The ROE for the first nine months of 2009 was (1.10)%, compared to 11.98% for the first nine months of 2008. Both ROA and ROE for the third quarter and year to date of 2009 were directly impacted by the net losses recorded for those two periods compared to net income recorded for the same periods in 2008.

FINANCIAL CONDITION

Securities

During the first nine months of 2009, the total investment securities portfolio decreased by $100.4 million from $494.2 million to $393.8 million. The cash flows from principal repayments, calls of securities and investment sales were used to fund loan growth and to reduce borrowed funds rather than redeploy these cash flows back into investment securities at a reduced net interest spread. The unrealized loss on available for sale securities decreased by $13.9 million from $26.6 million at December 31, 2008 to $12.7 million at September 30, 2009 as a result of improving market values in both agency and non-agency securities.

Sales of securities of $47.0 million and $3.4 million in the securities available for sale (“AFS”) and held to maturity (“HTM”) portfolios, respectively occurred during the first nine months of 2009. The sales from the HTM portfolio were primarily mortgage-backed securities with small remaining residual principal balances.

During the first nine months of 2009, AFS decreased by $44.7 million, from $341.7 million at December 31, 2008 to $297.0 million at September 30, 2009 as a result of principal repayments, investment sales, and calls partially offset by an improvement in unrealized losses associated with those securities in the AFS portfolio. The AFS portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At September 30, 2009, the after-tax unrealized loss on AFS securities included in stockholders’ equity totaled $8.3 million, compared to $17.3 million at December 31, 2008. The weighted average life of the AFS portfolio at September 30, 2009 was approximately 3.0 years compared to 4.9 years at December 31, 2008 and the duration was 2.5 years at September 30, 2009 compared to 4.0 years at December 31, 2008. The current weighted average yield was 3.79% at September 30, 2009 compared to 4.19% at December 31, 2008. In addition to the normal run-off of higher coupon mortgage-backed securities, the primary driver of this decline in yield has been the anticipated call, throughout 2009, of seven agency debentures totaling $41.5 million with a weighted average yield of 5.46%.

During the first nine months of 2009, the carrying value of securities in the HTM portfolio decreased by $55.7 million from $152.6 million to $96.9 million as a result of calls of U.S. Government agency securities totaling $36.5 million combined with principal repayments and sales as discussed above. The securities held in this portfolio include tax-exempt municipal bonds, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The weighted average life of the HTM portfolio at September 30, 2009 was approximately 3.2 years compared to 4.1 years at December 31, 2008 and the duration was 2.8 years at September 30, 2009 compared to 3.4 years at December 31, 2008. The current weighted average yield was 4.84% at September 30, 2009 compared to 5.02% at December 31, 2008. The reduction in yield was the result of the above-mentioned calls on higher-yielding U.S. Government agency securities.

Total investment securities aggregated $393.8 million, or 19%, of total assets at September 30, 2009 as compared to $494.2 million, or 23%, of total assets at December 31, 2008.

The average fully-taxable equivalent yield on the combined investment securities portfolio for the first nine months of 2009 was 4.13% as compared to 5.00% for the similar period of 2008.

The Bank’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMO’s). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private label CMO’s are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private label CMO’s have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. throughout 2008 and 2009 have led to ratings downgrades and subsequent other-than-temporary impairment of many types of CMO’s.

The unrealized losses in the Company’s investment portfolio at September 30, 2009 are associated with two different types of securities. The first type includes eight government agency sponsored CMO’s, all of which have yields that are indexed to a spread over the one month London Interbank Offered Rate (LIBOR). Management believes that the unrealized losses on the Company’s investment in these federal agency CMO’s were primarily caused by their low spread to LIBOR. The second type of security in the Company’s investment portfolio with unrealized losses at September 30, 2009 was private label CMO’s. As of September 30, 2009, the Company owned thirty-one private label CMO securities in its investment portfolio with a total book value of $132.1 million. Management performs periodic assessments of these securities for other-than-temporary impairment.  As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio.  Under fair value measurement guidance, both the third-party and the Bank consider these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 9 to the Consolidated Financial Statements included in this interim report on Form 10Q for details regarding our assessment and the determination of other-than-temporary impairment.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Bank originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (“SBA”) loans and business and industry loans that the Bank decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2008 and September 30, 2009, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $13.3 million at September 30, 2009 and $41.1 million at December 31, 2008. At September 30, 2009, loans held for sale were comprised of $7.1 million of student loans and $6.2 million of residential mortgages as compared to $34.4 million of student loans, $2.9 million of SBA loans and $3.8 million of residential loans at December 31, 2008. The change was the result of sales of $42.7 million in student loans, $5.7 million of SBA loans and $78.0 million in residential loans, offset by originations of $101.5 million in new loans held for sale.  There were $5.7 million of SBA loans moved from the loans receivable portfolio to the loans held for sale portfolio during the first nine months of 2009.  Loans held for sale, as a percent of total assets, were less than 1% at September 30, 2009 and 2% at December 31, 2008.

Loans Receivable

During the first nine months of 2009, total gross loans receivable increased by $31.5 million, from $1.44 billion at December 31, 2008, to $1.47 billion at September 30, 2009. During this period, we moved $5.7 million of SBA loans to the loans held for sale portfolio. Gross loans receivable represented 85% of total deposits and 71% of total assets at September 30, 2009, as compared to 88% and 67%, respectively, at December 31, 2008. Total loan originations during the first nine months of 2009 were below historical norms for the Bank as compared to prior years.  This is due to a combination of lower demand and the current economic conditions combined with a much more stringent enforcement of credit standards for new loans in the current economic environment.  As the economy slowly improves, we expect loan demand to increase and therefore expect a higher level of originations during 2010 as compared to 2009.

The following table reflects the composition of the Company’s loan portfolio as of September 30, 2009 and 2008, respectively.

(dollars in thousands)	As of 9/30/2009	% of Total	As of 9/30/2008	% of Total	$ Change	% Change
Commercial	$498,669	34%	$434,236	31%	$64,433	15%
Owner-occupied	275,353	19	266,989	19	8,364	3
Total Commercial	774,022	53	701,225	50	72,797	10
Consumer / residential	309,156	21	325,778	24	(16,622)	(5)
Commercial real estate	388,076	26	356,034	26	32,042	9
Gross Loans	1,471,254	100%	1,383,037	100%	$88,217	6%
Less: Allowance for loan losses	(14,618)		(13,888)
Net Loans	$1,456,636		$1,369,149

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at September 30, 2009, were $32.0 million, or 1.53%, of total assets as compared to $27.9 million, or 1.30%, of total assets at December 31, 2008. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $25.1 million at September 30, 2009 compared to $27.1 million at December 31, 2008. Foreclosed real estate totaled $6.9 million at September 30, 2009 and $743,000 at December 31, 2008. At September 30, 2009, forty-two loans were in the nonaccrual commercial category ranging from $5,000 to $3.0 million and twenty-nine loans were in the nonaccrual commercial real estate category ranging from $25,000 to $3.8 million. At December 31, 2008, twenty-two loans were in the nonaccrual commercial category ranging from $11,000 to $3.1 million and eighteen loans were in the nonaccrual commercial real estate category ranging from $22,000 to $6.6 million. Loans past due 90 days or more and still accruing were $5,000 at September 30, 2009 and $0 at December 31, 2008. Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in these loans.

Impaired loans and other loans related to the same borrowers total $2.4 million at September 30, 2009. Those impaired loans required a specific allocation of $918,000 at September 30, 2009.  This was a decrease of $6.8 million compared to impaired loans requiring a specific allocation at December 31, 2008. During the first nine months of 2009, there were forty-seven loans added totaling $12.7 million to the loans requiring a specific allocation and sixty loans totaling $23.1 million that no longer required a specific allocation at September 30, 2009. Additional loans of $39.3 million, considered by our internal loan review department as potential problem loans at September 30, 2009, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure increased from $8.8 million at December 31, 2008 to $39.3 million at September 30, 2009.

Nonperforming loans increased from $11.7 million at September 30, 2008 to $25.1 million at September 30, 2009.  The increase in nonperforming loans experienced by the Bank from September 30, 2008 to September 30, 2009 primarily resulted from the addition of nineteen commercial relationships totaling $14.7 million at September 30, 2009.  The nineteen relationships mentioned account for $894,000 of the total specific allocation at September 30, 2009.  After the additional of the nineteen relationships, nonperforming commercial loans consisted of 35 relationships.  At September 30, 2008, total nonperforming commercial loans were $10 million and consisted of 20 relationships.

The Bank obtains third-party appraisals by a Bank pre-approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be non-performing.  Appraisals are ordered by the Bank’s Real Estate Loan Administration Department which is independent of both loan workout and loan production functions.

No charged-off amount was different from what was determined to be fair value of the collateral (net of estimated costs to sell) as presented in the appraisal for any period presented.

Any provision or charge-off is accounted for upon receipt and satisfactory review of the appraisal and in no event, later than the end of the quarter in which the loan was determined to be non-performing.  No significant time lapses during this process have occurred for any period presented.

The Bank also considers the volatility of the fair value of the collateral, timing and reliability of the appraisal, timing of the third party’s inspection of the collateral, confidence in the Bank’s lien on the collateral, historical losses on similar loans, and other factors based on the type of real estate securing the loan. As deemed necessary, the Bank will perform inspections of the collateral to determine if an adjustment of the value of the collateral is necessary.

Partially charged off loans with an updated appraisal remain on non-performing status and are subject to the Bank’s standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or classified as a Troubled Debt Restructure, unless collectability of the entire contractual balance of principal and interest (book and charged off amounts) is no longer in doubt, and the loan is current or will be brought current within a short period of time.

The table below presents information regarding nonperforming loans and assets at September 30, 2009 and 2008 and at December 31, 2008.

	Nonperforming Loans and Assets
(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans:
Commercial	$ 8,833	$ 6,863	$ 7,083
Consumer	984	492	164
Real Estate:
Construction	4,580	7,646	731
Mortgage	10,694	12,121	3,657
Total nonaccrual loans	25,091	27,122	11,635
Loans past due 90 days or more and still accruing	5	-	33
Restructured loans	-	-	-
Total nonperforming loans	25,096	27,122	11,668
Foreclosed real estate	6,875	743	535
Total nonperforming assets	$ 31,971	$ 27,865	$ 12,203
Nonperforming loans to total loans	1.71%	1.88%	0.84%
Nonperforming assets to total assets	1.53%	1.30%	0.57%
Nonperforming loan coverage	58%	62%	119%
Nonperforming assets / capital plus allowance for loan losses	15%	21%	10%

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

Allowance for Loan Losses
	Three Months Ended		Year Ended	Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2009	2008	December 31, 2008	2009	2008
Balance at beginning of period	$ 19,337	$ 12,210	$ 10,742	$ 16,719	$ 10,742
Provisions charged to operating expense	3,725	1,700	7,475	10,625	4,075
	23,062	13,910	18,217	27,344	14,817
Recoveries of loans previously charged-off:
Commercial	19	1	145	139	132
Consumer	-	1	25	5	24
Real estate	35	-	-	41	-
Total recoveries	54	2	170	185	156
Loans charged-off:
Commercial	(3,878)	-	(1,426)	(6,224)	(884)
Consumer	(2)	(24)	(173)	(21)	(132)
Real estate	(4,618)	-	(69)	(6,666)	(69)
Total charged-off	(8,498)	(24)	(1,668)	(12,911)	(1,085)
Net charge-offs	(8,444)	(22)	(1,498)	(12,726)	(929)
Balance at end of period	$ 14,618	$ 13,888	$ 16,719	$ 14,618	$ 13,888
Net charge-offs (annualized) as a percentage of average loans outstanding	2.29%	0.01%	0.11%	1.17%	0.10%
Allowance for loan losses as a percentage of period-end loans	0.99%	1.00%	1.16%	0.99%	1.00%

The Company recorded provisions of $10.6 million to the allowance for loan losses during the first nine months of 2009, compared to $4.1 million for the same period in 2008. Net charge-offs for the first nine months of 2009 totaled $12.7 million, or 1.17% (annualized) of average loans outstanding compared to $929,000, or 0.10%, for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 0.99% at September 30, 2009, compared to 1.16% at December 31, 2008; the decrease was primarily due to increased charge-offs throughout the first nine months of 2009 partially offset by the increased provision and loan growth.

Premises and Equipment

During the first nine months of 2009, premises and equipment increased by $6.5 million, or 7%, from $87.1 million at December 31, 2008 to $93.6 million at September 30, 2009. This increase was due to the purchase of $11.1 million of new fixed assets offset by depreciation and amortization on existing assets of $3.8 million and the loss on disposal of fixed assets of $839,000 primarily related to rebranding and conversion activities.

Other Assets

Other assets increased by $46.9 million from December 31, 2008 to September 30, 2009.  The increase related to $43.0 million receivable for investment securities sold that had not settled at the end of September 2009 and a $6.1 million increase on foreclosed real estate, partially offset by reductions of other miscellaneous assets. The proceeds of the investment sales were subsequently received in October 2009 and the receivable balance was reduced accordingly. Approximately $4.5 million, or 73%, of the increase in foreclosed assets was associated with one property purchased at a sheriff’s sale during the third quarter of 2009 as collateral for a nonperforming loan.

Deposits

Total deposits at September 30, 2009 were $1.74 billion, up $103.0 million, or 6%, from total deposits of $1.63 billion at December 31, 2008. Core deposits totaled $1.72 billion at September 30, 2009, compared to $1.63 billion at December 31, 2008, an increase of $96.8 million, or 6%,. During the first nine months of 2009, core consumer deposits increased $92.1 million, or 13%, core commercial deposits decreased $70.4 million while core government deposits increased by $75.1 million. Total noninterest bearing deposits increased by $26.6 million, or 9%, from $280.6 million at December 31, 2008 to $307.2 million at September 30, 2009.

The average balances and weighted average rates paid on deposits for the first nine months of 2009 and 2008 are presented in the table below.

	Nine Months Ending September 30,
	2009		2008
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$303,227		$277,212
Interest-bearing (money market and checking)	764,587	0.93%	719,092	1.66%
Savings	336,821	0.59	347,100	1.19
Time deposits	268,720	3.09	204,446	3.63
Total deposits	$1,673,355		$1,547,850

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and overnight federal funds lines of credit. At September 30, 2009, short-term borrowings totaled $83.7 million as compared to $300.1 million at December 31, 2008. The average rate paid on the short-term borrowings was 0.59% during the first nine months of 2009, compared to an average rate paid of 2.54% during the first nine months of 2008. The decrease in borrowings is a result of applying the proceeds from the previously mentioned capital offering combined with an increase in deposits partially offset by an increase in loans outstanding. The decreased rate paid on the borrowings is a direct result of the decreases in short-term interest rates implemented by the Federal Reserve Board throughout 2008 as previously discussed in this Form 10-Q.

Long-Term Debt

Long-term debt totaled $54.4 million at September 30, 2009 compared to $79.4 million at December 31, 2008. The decrease is a result of the maturity of a $25 million Federal Home Loan Bank convertible select borrowing in the third quarter of 2009. As of September 30, 2009, our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as a longer-term borrowing through the FHLB of Pittsburgh. At September 30, 2009, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29%.

Stockholders’ Equity and Capital Adequacy

At September 30, 2009, stockholders’ equity totaled $195.7 million, up $81.3 million, or 71%, from $114.5 million at December 31, 2008. Stockholders’ equity at September 30, 2009 included $8.3 million of unrealized losses, net of income tax benefits, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $72.3 million, or 55%, from $131.8 million at December 31, 2008, to $204.0 million at September 30, 2009 as a result of the proceeds from shares issued through our common stock offering in September as well as through our stock option and stock purchase plans.

On August 6, 2009, Metro Bancorp filed a shelf registration statement on Form S-3 with the SEC which will allow the Company, from time to time, to offer and sell up to a total aggregate of $250 million of common stock, preferred stock, debt securities, trust preferred securities or warrants, either separately or together in any combination.  While Metro has always been well capitalized under federal regulatory guidelines, the shelf registration better positions the Company to take advantage of potential opportunities for growth and to address current economic conditions.

On September 30, 2009, the Company completed the common stock offering of 6.25 million shares, at $12.00 per share, for new capital proceeds (net of expenses) of $70.7 million.  Subsequent to the end of the quarter, the underwriters exercised their 10% over-allotment option and Metro issued an additional 625,000 common shares for additional net proceeds of $7.1 million.  The total net proceeds of $77.9 million have significantly strengthened Metro’s capital ratios far beyond regulatory guidelines for “well-capitalized” status and position the Company for strong future growth including our proposed acquisition of Republic First Bancorp, Inc.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2009, the Bank met the definition of a “well-capitalized” institution.

The following tables provide a comparison of the Consolidated and the Bank-only risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

Consolidated	September 30, 2009	December 31, 2008	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	13.07%	9.67%	4.00%	6.00%
Risk-based Total	13.89	10.68	8.00	10.00
Leverage ratio (to average assets)	11.10	7.52	3.00 - 4.00	5.00

Bank	September 30, 2009	December 31, 2008	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Tier 1	11.63%	9.67%	4.00%	6.00%
Risk-based Total	12.45	10.68	8.00	10.00
Leverage ratio (to average assets)	9.88	7.52	3.00 - 4.00	5.00

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

The following table compares the impact on forecasted net interest income at September 30, 2009 of a plus 200 and minus 100 basis point (bp) change in interest rates to the impact at September 30, 2008 in the same scenarios.

	September 30, 2009		September 30, 2008

	12 Months	24 Months	12 Months	24 Months
Plus 200	2.9%	8.2%	(1.4)%	(0.4)%

Minus 100	(1.7)	(4.1)	0.4	0.2

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off-balance sheet items.  Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items.  Market value of equity is calculated in the current rate scenario, as well as in rate scenarios that assume an immediate 200 bp increase and a 100 bp decrease from the current level of interest rates.  Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  This measurement of interest rate risk represents a change from the previously reported metric which focused on the change in the excess of market value over book value in each of the interest rate scenarios.  At September 30, 2009 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in interest rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign core deposit premiums to our deposit products as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2009 provide an accurate assessment of our interest rate risk. At September 30, 2009, the average life of our core deposit transaction accounts was 8.0 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At September 30, 2009, our total potential liquidity through these secondary sources was $413.9 million, of which $305.3 million was currently available, as compared to $277.8 million available out of our total potential liquidity of $627.7 million at December 31, 2008. The $213.8 million decrease in potential liquidity was entirely due to a decrease in the calculated borrowing capacity at the Federal Home Loan Bank (FHLB).  FHLB borrowing capacity is determined based on asset levels on a quarterly lag, with the decrease reflecting the Bank’s lower level of qualifying unpledged investment securities.  The $241.5 million reduction in utilization of this capacity resulted from the fact that deposit growth, proceeds received from the Company’s stock offering and runoff in our investment portfolio outpaced our loan growth in the third quarter of 2009.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s controls and procedures for the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

Item 1A.                 Risk Factors.

We incorporate by reference into this Quarterly Report on form 10-Q for the Quarter Ended September 30, 2009 the following portion of a document previously filed with the SEC:

The section of our Prospectus Supplement dated September 24, 2009 and filed with the SEC on September 24, 2009 pursuant to Rule 424(b) related to our Registration Statement on Form S-3 (File No. 333-161114), under the heading “Risk Factors”.  See Exhibit 99.1 Risk Factors.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended September 30, 2009.

Item 3.                 Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2009.

Item 4.                 Submission of Matters to a Vote of Security Holders.

No items to report for the quarter ended September 30, 2009.

Item 5.                 Other Information.

No items to report for the quarter ended September 30, 2009.

Item 6.                 Exhibits.

2.1
First Amendment dated as of July 31,2009 to Agreement and Plan of Merger dated as of November 7, 2008 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009)

4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.4	Certificate of Trust of Metro Capital Trust IV (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.5	Trust Agreement of Metro Capital Trust IV (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.6	Certificate of Trust of Metro Capital Trust V (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.7	Trust Agreement of Metro Capital Trust V (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.8
Form of Amended and Restated Trust Agreement of Metro Capital Trust IV and Metro Capital Trust V (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.9
Form of Preferred Security Certificate for Metro Capital Trust IV and Metro Capital Trust V (incorporated by reference to Exhibit E to Exhibit 4.15 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.10	Form of Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

10
Underwriting Agreement, dated September 24, 2009, between Metro Bancorp, Inc. and Sandler O’Neill + Partners, L.P. as representative for the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2009)

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/9/09	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/09	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

2.1
First Amendment dated as of July 31,2009 to Agreement and Plan of Merger dated as of November 7, 2008 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2009)

4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.4	Certificate of Trust of Metro Capital Trust IV (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.5	Trust Agreement of Metro Capital Trust IV (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.6	Certificate of Trust of Metro Capital Trust V (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.7	Trust Agreement of Metro Capital Trust V (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.8
Form of Amended and Restated Trust Agreement of Metro Capital Trust IV and Metro Capital Trust V (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.9
Form of Preferred Security Certificate for Metro Capital Trust IV and Metro Capital Trust V (incorporated by reference to Exhibit E to Exhibit 4.15 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

4.10	Form of Trust Preferred Securities Guarantee Agreement (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 6, 2009)

10
Underwriting Agreement, dated September 24, 2009, between Metro Bancorp, Inc. and Sandler O’Neill + Partners, L.P. as representative for the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2009)

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors