Form 10-K
period 2009-12-31
METRO BANCORP, INC.
filed 2010-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number   000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania		25-1834776
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3801 Paxton Street, P.O. Box 4999, Harrisburg, PA		17111-0999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 653-6104

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	Accelerated filer	X

Non-accelerated filer (Do not check if a smaller reporting company.)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2009, was $90,277,764.

The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2010 was 13,480,049.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2010.

METRO BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

Part I.		Page

Item 1.	Business	1

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	18

Item 2.	Properties	18

Item 3.	Legal Proceedings	19

Item 4.	(Removed and Reserved)	19

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22
	(The information required by this item is incorporated by reference to the
	Company’s 2009 Annual Report.)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	22
	(The information required by this item is incorporated by reference to the
	Company’s 2009 Annual Report.)

Item 8.	Financial Statements and Supplementary Data	22
	(The information required by this item is incorporated by reference to the
	Company’s 2009 Annual Report.)
Item 9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure (This item is omitted since it is not applicable.)	22

Item 9A.	Controls and Procedures	22

Item 9B.	Other Information	24

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	24

Item 11.	Executive Compensation	24

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	24

Item 13.	Certain Relationships and Related Transactions, and Director Independence	24

Item 14.	Principal Accounting Fees and Services	25

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	25

	Signatures

Part I.

Item 1.              Business

Forward-Looking Statements

This Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, with respect to the financial condition, liquidity, results of operations, future performance and business of Metro Bancorp, Inc. (the Company). These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control).   The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved.  You should understand that various factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•
the Federal Deposit Insurance Corporation (FDIC) deposit fund is continually being used due to increased bank failures and existing financial institutions are being  assessed higher premiums in order to replenish the fund;

•
general economic or business conditions, either nationally, regionally or in the communities in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

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

General

Metro Bancorp, Inc. (the Company) is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A.   The Company is a one-bank holding company headquartered in Harrisburg, Pennsylvania and provides full banking services through its subsidiary Metro Bank.

During the second quarter of 2009, Pennsylvania Commerce Bancorp, Inc. changed its name to Metro Bancorp, Inc. and its subsidiary bank, Commerce Bank/Harrisburg changed its name to Metro Bank.  The entire Company was re-branded to Metro Bank.  A Transition Agreement with TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.) required the Company to discontinue using the name “Commerce Bank” and, subject to certain limitations, the red “C” logo.  Also pursuant to the agreement, the Company transitioned certain services that had been provided under a Master Service Agreement with TD Bank to a master agreement with Fiserv Solutions, Inc.

On June 15, 2000, the Company issued $5 million of 11.00% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $5 million of the Trust Capital Securities qualifies as Tier 1 capital for regulatory capital purposes. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II (Trust II), a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $8 million of the Trust Capital Securities qualifies as Tier 1 capital for regulatory capital purposes.  On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III (Trust III), a newly formed Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $15 million of the Trust Capital securities qualifies as Tier 1 Capital for regulatory capital purposes.

Also in 2009, upon the Bank’s acquisition of a 15% ownership interest in a local commercial property due to a foreclosure on a non-recourse loan, the Company created a new entity, MB DPC Holdings 1, LLC. to hold this property.  The only asset held by this non-banking subsidiary is the Company's percentage ownership in this property which had a fair market value of approximately $4.5 million as of December 31, 2009.

In 2009, the Company completed a common stock offering of 6.88 million shares for net new capital proceeds of $77.8 million.  The majority of the proceeds of this offering were invested in the Bank.

As of December 31, 2009, the Company had approximately $2.1 billion in assets, $1.8 billion in deposits, $1.4 billion in total net loans (including loans held for sale), and $200 million in stockholders’ equity. Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC to the fullest extent permitted by law.  The Company’s total revenues (net interest income plus noninterest income) were $100.1 million and the Company recorded a net loss of $1.9 million for the year ended December 31, 2009.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (800) 653-6104. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2009, the Company had 1,043 employees, of which 781 were full-time employees. Management believes the Company’s relationship with its employees is good.

On March 15, 2010, the Company and Republic First Bancorp, Inc. (“Republic First”), parent company of Republic First Bank, terminated their November 7, 2008 Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement would have merged Republic First into the Company.  Except for a few select provisions, such as the continued confidentiality of certain shared information, the provisions of the Merger Agreement are now void and of no effect.

See Company Current Report on Form 8-K dated March 15, 2010 and filed with the Securities and Exchange Commission on March 15, 2010 announcing the termination of the Merger Agreement.

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 included at Item 8 of this Report.

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

On June 3, 2008, Commerce Bank/Harrisburg, N.A. (now known as Metro Bank) filed an application to convert from a national charter to a state-chartered banking institution with the Pennsylvania Department of Banking. On November 7, 2008, the Pennsylvania Department of Banking approved the application to convert from a national bank charter to a state bank charter. As a result of the conversion to a state chartered bank, Metro Bank is supervised jointly by the Pennsylvania Department of Banking and the FDIC. The Bank has a pending application to become a member of the Federal Reserve System. The Company is supervised by the Federal Reserve Bank, which supervises all bank holding companies.

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

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit, individual retirement accounts, club accounts, debit card services, and safe deposit facilities. Its services also include a full range of lending activities including commercial construction and real estate loans, land development and business loans, commercial lines of credit, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity, overdraft checking protection, student loans and automated teller facilities. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration Loan Program and is an approved lender for qualified applicants.

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

The Company has focused its strategy for growth primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. While the Company has not yet announced plans to open any new stores in 2010 it does intend to continue to open multiple stores over the next several years, subject to regulatory approval. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 18 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the South Central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by intense competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, some of which have assets, capital, and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings, and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions, and with issuers of commercial paper and other securities such as shares in money market funds. Among those institutions, the Bank has a share of approximately 5% of the bank deposits in its market area.

Other institutions may have the ability to finance wide-ranging advertising campaigns, and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which the Bank does not directly offer. Several institutions, by virtue of their greater total capital, can have substantially higher lending limits than the Bank.

In commercial transactions, the Bank’s legal lending limit to a single borrower (approximately $33.1 million as of December 31, 2009) enables it to compete effectively for the business of smaller companies. However, this legal lending limit is lower than that of some of the Bank’s competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financing in excess of these limits.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit.  As of the end of 2009, all participations totaled approximately $36.2 million.  Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

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

The Company

The Company is subject to the jurisdiction of the Securities and Exchange Commission (SEC) and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

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

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Banks chartered under the Pennsylvania Banking Code are generally permitted to engage in the same types of activities that are permissible for national banks. We believe the Act and its implementing regulations have had a general effect of increasing competitive pressure in the banking industry and have had a greater impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities, such as the Company.  Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed procedural safeguards on affiliations among banking and non-banking companies in a holding company organization.

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended and to supervision and examination by the Federal Reserve Bank (FRB). Under the Bank Holding Company Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2009, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2009 included in Item 8 in this annual report on Form 10-K.

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

As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to the effects of federal and state legislation and regulations, which may affect the cost of doing business.

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

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, authorized the Secretary of the U.S. Department of the Treasury (Treasury) to establish the Troubled Assets Relief Program (TARP) to purchase “troubled assets.”  Troubled assets are broadly defined to include residential or commercial mortgages and any securities, obligations or other instruments that are based on, or related to, such mortgages; also included are financial instruments the Treasury determined to purchase in order to promote financial market stability.  Pursuant to the TARP, the Treasury established the Capital Purchase Program (CPP) through which it made capital investments in banking institutions in order to strengthen and stabilize U.S. financial institutions. The Bank did not participate in the TARP or the CPP in 2009 or 2008.

Also in October 2008, the FDIC announced the Temporary Liquidity Guaranty Program, a new guarantee program designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount. The Bank is participating in a component of the FDIC's Temporary Liquidity Guaranty Program called the Transaction Account Guarantee Program (TAGP). Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

The TAGP also covers Negotiable Order of Withdrawal (NOW) accounts that pay an interest rate of 0.50% or less and Interest on Lawyers Trust Accounts (IOLTAs). NOW accounts that are contractually entitled to an interest rate that may exceed 0.50% will continue to be insured through December 31, 2013 under the FDIC's general deposit coverage limit of $250,000 per depositor.

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

Available Information

The Company makes available free of charge under the Investor Relations link on the Company’s website, www.mymetrobank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov.

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

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect us.

There is no precise method of predicting loan losses.  We can give no assurance that our allowance for loan losses is or will be sufficient to absorb actual loan losses. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. If current trends in the real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction loans, land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current recession may continue to negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and financial condition may be negatively impacted by a continued downturn in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania.  Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area.  In the previous twelve months, South Central Pennsylvania has seen the opening of few businesses, the closing of manufacturing properties and offices and continued layoffs of personnel.  Because of the concentration of our business in this region, we are unable to spread the risks of the slow economy over a large geographic area.  While we experienced an 11% growth in our total deposits in 2009, a continued slowdown in the economy could slow that growth in 2010 and otherwise adversely affect our earnings and financial condition.

Changes in the credit risk of our borrowers could negatively affect our results of operations and financial condition.

Our results of operations and financial condition are affected by the ability of our borrowers to repay their loans.  Lending money is an essential part of the banking business.  However, borrowers do not always repay their loans.  The risk of non-payment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

While we intend to maintain a prudent approach to extending credit by undertaking due diligence and credit scoring to determine the risk of each credit application, there can be no guarantee that these measures will be sufficient to mitigate our exposure to credit risk.  If we fail to adequately manage our credit risk, we could be materially and adversely affected.

Our high percentage of commercial loans presents a great risk of non-payment.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. Commercial and commercial real estate loans comprised 52% and 27%, respectively, of our loan portfolio at December 31, 2009.  The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time.  In addition, the economic downturn has caused several businesses to close.  If the value of the real estate or other business assets serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to pay dividends to us, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

Prior to 2009, we experienced significant growth in net income, assets, loans and deposits.  In 2009, we had a 10% increase in core deposits and an 11% increase in total deposits.

Our growth has been achieved through organic growth. We intend to continue to expand our business and operations in our existing Central Pennsylvania footprint as well as open new stores in Metro Philadelphia.

Subject to regulatory approvals, we are targeting to open 10 to 15 new stores over the next five years. We anticipate the cost to construct and furnish a new store will be approximately $3.0 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect us.

Growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We anticipate that our existing capital will satisfy our capital requirements for the foreseeable future. In September 2009, we completed a successful common stock offering which raised nearly $78 million. This additional capital provides the foundation for aggressive store growth, both de novo and through acquisitions of existing banks. However, we may at some point need to raise additional capital to support continued growth.  Our ability to raise additional capital, if needed, will depend on various matters, including our financial condition, liquidity and results of operations, as well as on conditions in the capital markets at that time, which are outside of our control. The current financial crisis affecting the banking system and financial markets, which has resulted in a tightening in the credit markets, could have an adverse effect on our ability to raise additional capital.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching and/or acquisitions could be materially impaired.

We may be temporarily adversely affected by the termination of the merger agreement with Republic First Bancorp, Inc. (Republic First).

We focused on the planned acquisition of Republic First for over a year.  Now, we must slightly adjust our growth strategy.  The acquisition of Republic First would have given us an immediate increase in total assets to over $3 billion.  It would have also allowed us to immediately expand into the major financial markets of Philadelphia and Southern New Jersey and compete more effectively with local and regional commercial banks with greater assets, capital and larger lending limits than that of the Bank.  It will take time and human resources to adjust our strategy for expansion into these markets.  In addition, our planned expansion into counties in the Metro Philadelphia region may be more difficult without the acquisition of Republic First.

Unfavorable economic and market conditions due to the current global financial crisis may materially and adversely affect us.

Economic and market conditions in the United States and around the world have deteriorated significantly and may remain depressed for the foreseeable future.  Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets.  These economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio. The potential effects of the current global financial crisis are difficult to forecast and mitigate.  As a consequence, our operating results for a particular period are difficult to predict.  Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed.  We could be materially adversely affected by: (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to continue the stabilization or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated.  We cannot assure you that any governmental action would benefit us.

We must continue to attract and retain qualified personnel and maintain cost controls and asset quality.

Our ability to manage growth successfully will depend on our ability to continue to attract and retain management experienced in banking and financial services and familiar with the communities in our market area.  As we grow, we must be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could materially adversely affect us.  If we grow too quickly and are not able to attract qualified personnel and maintain cost controls and asset quality, this continued rapid growth could materially adversely affect us.

We may be adversely affected by lawsuits alleging trademark infringement.

On or about June 15, 2009, we changed our name and the name of the Bank and began using the red “M” logo.  Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Metro” and the letter “M” as part of a trademark or trade name.  As such, we face potential objections to our use of these marks.

On or about June 19, 2009, Members 1st Federal Credit Union, or “Members 1st,” filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First and Republic First Bank.  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name “Metro,” purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).  Metro intends to defend the case vigorously.  The complaint seeks damages in an unspecified amount and injunctive relief.  In light of the preliminary state of the proceeding, it is not possible to assess potential costs and damages if Members 1st were to be successful in the proceeding.  Any costs and damages could materially adversely affect us.

Changes in interest rates could reduce our net income and liquidity.

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans,

securities and other interest earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System, or the “FRB.” If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest earning assets, our net interest income, and therefore our earnings, and liquidity could be materially adversely affected.  Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities.  Our operations are subject to risks and uncertainties surrounding our exposure to change in interest rate environment.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may materially adversely affect us.

We are subject to extensive regulation, supervision, and legislation which govern almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws, regulations or any applicable accounting principles may materially adversely affect us. The current debate in the United States Congress over how high bank reserves should be kept in order to guard against unexpected losses could result in higher reserve requirements and a decrease in our net income and capital.  Moreover, Congress is reviewing proposals to overhaul the regulation of banks and bank holding companies. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us.

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer in our market area.  This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders.  Several of our competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios, and higher lending limits, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that the Bank originates and the interest rates we may charge on these loans.

The same competitor advantages listed above exist in attempting to attract business and consumer deposits.  The Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. These competitors may offer higher interest rates than the Bank, which could decrease the deposits that the Bank attracts or require the Bank to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could materially adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our share price may fluctuate.

The market price of our common stock could be subject to significant fluctuations in response to many factors, including, but not limited to:

• actual or anticipated variations in our results of operations, liquidity or financial condition;

• changes in our earnings estimates or those of analysts;

• our failure to pay dividends on common stock;

• publication of research reports about us or the banking industry generally;

• changes in market valuations of similar companies;

• the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

               • general economic or business conditions, either nationally, regionally or in the communities in which either we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

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

• the loss of certain key officers or other employees;

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

Stock markets, in general, have experienced over the past year, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased market volatility could result in a substantial decline in the market price of our common stock.

Our common stock is not insured by any governmental entity and, therefore, an investment in our common stock involves risk.

Our common stock is not a deposit account or other obligation of any bank, and is not insured by the FDIC or any other governmental entity, and is subject to investment risk, including possible loss.

There may be future sales of our common stock, which may materially and adversely affect the market price of our common stock.

We issued 6.88 million shares of our common stock in a public offering in September 2009.  We are not restricted from issuing additional shares of our common stock, including securities that are convertible into or exchangeable or exercisable for shares of our common stock.

Additionally, the sale of substantial amounts of our common stock or securities convertible into or exchangeable or exercisable for our common stock, whether directly by us or by existing common stockholders in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock could, in turn, materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue other equity securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios and to comply with any future changes in regulatory standards.

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2009, the average daily trading volume for our common stock was approximately 44,000 shares.  As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Our common stock is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred stockholders.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985.  Our Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company’s and the Bank’s capital for the foreseeable future.  Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

Holders of our common stock are entitled to receive dividends if, as and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose, after debt service payments and payments of dividends required to be paid on our outstanding preferred stock, if any.

While we are not subject to certain restrictions on dividends applicable to a bank, our ability to pay dividends to the holders of our common stock will depend to a large extent upon the amount of dividends paid by the Bank to us.  Regulatory authorities restrict the amount of cash dividends the Bank can declare and pay without prior regulatory approval. Presently, the Bank cannot declare or pay dividends in any one year in excess of retained earnings for that year subject to risk based capital requirements.

 “Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our shareholders.

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our articles of incorporation provide that our Board of Directors may issue up to 960,000 shares of preferred stock without shareholder approval, subject to the rights of the outstanding shares of preferred stock. In addition, “anti-takeover” provisions in our articles of incorporation and federal and state laws, including Pennsylvania law, may restrict a third party’s ability to obtain control of the Company and may prevent shareholders from receiving a premium for their shares of our common stock.

Our executive officers, directors and other five percent or greater shareholders own a significant percentage of our Company, and could influence matters requiring approval by our shareholders.

As of December 31, 2009, our executive officers and directors as a group owned and had the right to vote approximately 12.4% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 9.4% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                     Properties

As of December 31, 2009, the Company owned 18 properties and leased 25 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Berks, Dauphin, Lebanon, Lancaster, and York.

Item  3.            Legal Proceedings

Information concerning the trademark infringement action against us instituted on or about June 19, 2009 by Members 1st Federal Credit Union is incorporated herein by reference to the discussion in this report under “Item 1A. Risk Factors - We may be adversely affected by lawsuits alleging trademark infringement.”

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. The Company is not required to make any disclosures pursuant to Section 6707A(e) of the Internal Revenue Code.

Item   4.           (Removed and Reserved)

Part II.

Item   5.           Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market known to us for the period beginning January 1, 2008 through December 31, 2009.  As of December 31, 2009, there were approximately 3,300 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2009	$13.16	$10.31
September 30, 2009	19.99	11.50
June 30, 2009	22.95	17.60
March 31, 2009	27.48	11.00
December 31, 2008	$31.00	$22.23
September 30, 2008	33.82	20.81
June 30, 2008	29.39	24.01
March 31, 2008	27.92	23.79

Dividends and Dividend History

The Company distributed to common stockholders 5% common stock dividends in December 1992, and annually from February 1994 through February 2004. The Company also distributed to common stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995, and again on February 25, 2005.  Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985.  The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company’s and the Bank’s capital for the foreseeable future.  Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2005 to December 31, 2009. This graph is included in the Company’s 2009 Annual Report to Shareholders after Table 12 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
	(dollars in thousands, except per share data)	2009		2008	2007	2006	2005

Balance Sheet Data:
	Total assets	$2,147,759		$2,140,527	$1,979,011	$1,866,483	$1,641,121
	Loans held for sale	12,712		41,148	14,143	15,346	10,585
	Loans receivable (net)	1,429,392		1,423,064	1,146,629	973,033	815,439
	Securities available for sale	388,836		341,656	387,166	392,058	380,836
	Securities held to maturity	117,815		152,587	257,467	319,628	306,266
	Deposits	1,814,733		1,633,985	1,560,896	1,616,777	1,371,062
	Short-term borrowings and long-term debt	105,475		379,525	296,735	142,200	171,500
	Stockholders' equity	200,022		114,470	112,335	101,108	91,643

	Income Statement Data:
	Net interest income	$75,606		$78,705	$59,492	$52,791	$50,905
	Provision for loan losses	12,425		7,475	1,762	1,634	1,560
	Noninterest income	24,457		25,433	22,823	18,752	14,156
	Noninterest operating expenses	91,710		77,909	70,807	59,294	50,403
	Income (loss) before income taxes	(4,072)		18,754	9,746	10,615	13,098
	Net income (loss)	(1,898)		12,901	7,001	7,254	8,817

	Common Share Data:
Net income (loss) per share:	Basic	$(0.24)		$2.02	$1.11	$1.18	$1.47
	Diluted	(0.24)		1.97	1.07	1.12	1.38
	Book value per share	14.80		17.60	17.63	16.27	15.07

	Selected Ratios:
	Performance:
	Return on average assets	(0.09	) %	0.64%	0.36%	0.41%	0.61%
	Return on average stockholders' equity	(1.34)		11.42	6.59	7.58	9.91
	Net interest margin	3.81		4.09	3.30	3.18	3.77

	Liquidity and Capital:
	Average loans to average deposits	86.83%		85.07%	69.90%	62.52%	58.87%
	Average stockholders' equity to average total assets	6.77		5.57	5.52	5.40	6.12
Risk-based capital:	Tier 1	13.88		9.67	10.03	10.00	9.79
	Total	14.71		10.68	10.78	10.72	10.61
	Leverage ratio	11.31		7.44	7.24	7.29	6.66

	Asset Quality:
	Net charge-offs to average loans outstanding	1.02%		0.11%	0.07%	0.13%	0.02%
	Nonperforming loans to total year-end loans	2.61		1.88	0.25	0.34	0.31
	Nonperforming assets to total year-end assets	2.12		1.30	0.17	0.19	0.16
	Allowance for loan losses to total year-end loans	1.00		1.16	0.93	0.99	1.12
	Allowance for loan losses to non-performing loans	38		62	366	287	364

Item  7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2009 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  7A.     Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2009 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  8.         Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2009 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  9.        Changes and Disagreements with Accountants onAccounting and Financial Disclosure

None.

Item  9A.  Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2009 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

Management’s Report on Internal Control over Financial Reporting

Metro Bancorp, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Metro Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for liability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of Internal Control – Integrated Framework.

ParenteBeard LLC, an independent registered public accounting firm, has audited the Consolidated  Financial  Statements of  the Corporation for the year ended December 31, 2009, appearing elsewhere in this annual report, and has issued an audit report on the effectiveness of  the Corporation's internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 16, 2010

Item  9B.       Other Information

The Annual Meeting of the Registrant’s Shareholders was held on December 9, 2009. Proxies representing 7,984,067 shares were received (total shares outstanding as of the record date were 12,793,634). The item of business acted upon at the Annual Meeting was the election of 9 directors to serve until the 2010 Annual Meeting. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes was as follows:

Election of directors:

		(Withhold Authority)
Name of Nominee	For	Against
James R. Adair	7,806,443	177,624
John J. Cardello, CPA	7,505,790	478,277
Jay W. Cleveland, Jr.	4,567,224	3,416,843
Douglas S. Gelder	7,486,806	497,261
Alan R. Hassman	7,821,035	163,032
Howell C. Mette	7,816,265	167,802
Gary L. Nalbandian	7,816,452	167,615
Michael A. Serluco	7,805,886	178,181
Samir J. Srouji, M.D.	7,641,875	342,192

Part III.

Item 10.                   Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which we plan to file with the Securities and Exchange Commission on or before April 30, 2010.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the Board of Directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com.

Item 11.                    Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which we plan to file with the Securities and Exchange Commission on or before April 30, 2010.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which we plan to file with the Securities and Exchange Commission on or before April 30, 2010.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which we plan to file with the Securities and Exchange Commission on or before April 30, 2010.

Item  14.                   Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which we plan to file with the Securities and Exchange Commission on or before April 30, 2010.

Part IV.

Item  15.                   Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3)	List of Exhibits:

2.1
Agreement and Plan of Merger dated as of November 7, 2008 between Pennsylvania Commerce Bancorp, Inc. (now Metro Bancorp, Inc.) and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

3.1	Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2009)

3.2
Amended and Restated Bylaws of Pennsylvania Commerce Bancorp, Inc. (now Metro Bancorp, Inc., incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2007)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Transition Agreement by and between TD Bank, N.A. and Commerce Bancorp LLC on the one hand and Commerce Bank/Harrisburg and Pennsylvania Commerce Bancorp, Inc., on the other hand, effective as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.3
The Company’s 1990 Directors Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.4
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.5	The Company’s 2001 Directors Stock Option Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*.

10.6
Description of base salaries for 2009 and bonuses and discretionary option awards to the Company’s named executive officers for the year ended December 31, 2008 is incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2009*

10.7	The Company’s 2006 Employee Stock Option, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*

10.8	Employment Agreement dated February 23, 2009 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.9	Employment Agreement dated February 23, 2009 with Mark A. Zody (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.10
Form of Employment Agreement February 23, 2009 with Messrs. Mark A. Ritter, D. Scott Huggins and James R. Ridd (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

11.	Calculation of EPS

   (The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2009 Annual Report to
     Stockholders and is incorporated by reference herein.)

13.              Metro Bancorp, Inc. 2009 Annual Report to Shareholders

21.              Subsidiaries of the Company

23.              Consent of ParenteBeard LLC.

24.1             Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)

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

Metro Bancorp, Inc. (Registrant)

Date: March 16, 2010	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: March 16, 2010	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2009, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2010
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2010

James R. Adair

/s/ John J. Cardello	Director	March 16, 2010

John J. Cardello

/s/ Douglas S. Gelder	Director	March 16, 2010

Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2010

Alan R. Hassman

/s/ Howell C. Mette	Director	March 16, 2010

Howell C. Mette

/s/ Michael A. Serluco	Director	March 16, 2010

Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 16, 2010

Samir J. Srouji, M.D.