Form 10-K/A
period 2009-12-31
METRO BANCORP, INC.
filed 2010-04-30
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________.

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends our Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 16, 2010 (the “original 2009 Form 10-K”).  This Form 10-K/A includes information required by Part III of Form 10-K (Items 10, 11, 12, 13, and 14).   Our original 2009 Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2010.

This Form 10-K/A only amends and restates Items 10, 11, 12, 13, and 14 of Part III of the original 2009 Form 10-K.  No other items in the original 2009 Form 10-K are amended hereby.  This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

METRO BANCORP, INC.
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

Also in 2009, upon the Bank’s acquisition of a 15% ownership interest in a local commercial property due to a foreclosure on a non-recourse loan, the Company created a new entity, MB DPC Holdings 1, LLC. to hold this property.  The only asset held by this non-banking subsidiary is the Company’s percentage ownership in this commercial property which had a fair market value of approximately $4.5 million as of December 31, 2009.

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

The Company

The Company is subject to the jurisdiction of the Securities and Exchange Commission (SEC) and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitation and insider trading.

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

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to pay dividends to us, which could materially adversely affect us and our ability to pay dividends to stockholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

Our share price may fluctuate.

The market price of our common stock could be subject to significant fluctuations in response to many factors, including, but not limited to:

·	actual or anticipated variations in our results of operations, liquidity or financial condition;

·	changes in our earnings estimates or those of analysts;

·	our failure to pay dividends on common stock;

·	publication of research reports about us or the banking industry generally;

·	changes in market valuations of similar companies;

·	the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

·
general economic or business conditions, either nationally, regionally or in the communities in which either we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

·	continued levels of loan quality and volume origination;

·	the adequacy of loan loss reserves;

·	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

·	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

·	unanticipated regulatory or judicial proceedings and liabilities and other costs;

·	interest rate, market and monetary fluctuations;

·	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

·	changes in consumer spending and saving habits relative to the financial services we provide;

·	the loss of certain key officers or other employees;

·	continued relationships with major customers;

·	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

·	compliance with laws and regulatory requirements of federal, state and local agencies;

·	the ability to hedge certain risks economically;

·	effect of terrorist attacks and threats of actual war;

·	deposit flows;

·	changes in accounting principles, policies and guidelines;

·	rapidly changing technology;

·	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

·	our success at managing the risks involved in the foregoing.

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

 “Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that stockholders might receive if we are sold. For example, our articles of incorporation provide that our Board of Directors may issue up to 960,000 shares of preferred stock without stockholder approval, subject to the rights of the outstanding shares of preferred stock. In addition, “anti-takeover” provisions in our articles of incorporation and federal and state laws, including Pennsylvania law, may restrict a third party’s ability to obtain control of the Company and may prevent stockholders from receiving a premium for their shares of our common stock.

Our executive officers, directors and other five percent or greater stockholders own a significant percentage of our Company, and could influence matters requiring approval by our stockholders.

As of December 31, 2009, our executive officers and directors as a group owned and had the right to vote approximately 12.4% of our outstanding stock and other five percent or greater stockholders owned and had the right to vote approximately 9.4% of our outstanding common stock. These stockholders, acting together, would be able to influence matters requiring approval by our stockholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III of this Form 10-K. The Company has prepared a graph comparing the cumulative stockholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2005 to December 31, 2009. This graph is included in the Company’s 2009 Annual Report to Shareholders after Table 12 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The information required by this item is incorporated by reference from the Company’s 2009 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2010.

Item  7A.     Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference from the Company’s 2009 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2010.

Item  8.       Financial Statements and Supplementary Data

The information required by this item is incorporated by reference from the Company’s 2009 Annual Report, which was previously filed on Form 10-K with the SEC on March 16, 2010.

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

The following table shows the name, age, positions with the Company and the Bank and length of board service for each director.

Name & Age	Position with Metro and the Bank	Director Since

Gary L. Nalbandian, 66	Chairman, President and CEO of the Company and the Bank	1985

James R. Adair, 62	Director of the Company and the Bank	2001

John J. Cardello, CPA, 49	Director of the Company and the Bank	2004

Douglas S. Gelder, 60	Director of the Company and the Bank	1988

Alan R. Hassman, 70	Director of the Company and the Bank	1985

Howell C. Mette, Esquire, 81	Director of the Company and the Bank	1985

Michael A. Serluco, 68	Director of the Company and the Bank	1985

Samir J. Srouji, M.D., 73	Director of the Company and the Bank	1985

Except as otherwise stated, the principal occupation indicated has been the person’s principal occupation for at least the last five years, based upon information furnished by the nominees.  If applicable, we have also included any public company or investment company directorships held by the nominees during the past five years and any required disclosure concerning legal proceedings involving any nominee.

Gary L. Nalbandian.  Mr. Nalbandian, a director of the Bank since 1985 and of the Company since 1999, has been Chairman of the Bank and the Company since the formation of these entities in 1985 and 1999, respectively.  Mr. Nalbandian has been President/CEO of the Bank and the Company since February 15, 2002.  He has also been the Vice President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co., Wormleysburg, PA since 2002. In these roles, Mr. Nalbandian has acquired a keen knowledge of all aspects of the banking industry and environment and understands the Company’s business and challenges better than any other person in the Company.  He also has a good working and personal relationship with each member of the Board.  Mr. Nalbandian is very active in his community, having served as the Chairman of the Harrisburg University Capital Campaign, Chairman of the West Shore Chamber of Commerce, Chairman of the YMCA’s Camp Shickellimy, President of Susquehanna Mental Health Services and as the Vice President of Edgewater Mental Hospital.  He has also served as a Board Trustee for Harrisburg University, on the Philhaven Hospital Capital Campaign, on the Harrisburg University Executive Committee and as a Board member for Team Pennsylvania as well as the Central Pennsylvania Kidney Foundation. His activities both in and outside of the Company enable him to remain in touch with the banking needs of current and future customers and to gain necessary insights to develop products for continued growth and success of the Company.

James R. Adair.  Mr. Adair, a director of the Bank and of the Company since 2001, is the Owner of Adair Construction Services.  Over the course of his career, Mr. Adair has acquired extensive banking and financial oversight experience.  Prior to his ownership of Adair Construction Services, he worked for financial institutions including Mellon Bank, N.A., Hamilton Bank and CoreStates.  He held various senior level positions at these institutions, including senior vice president for commercial loans; senior credit officer; and senior lending officer with $10 million lending authority.  At Farmers Bank in Hanover, PA, he was chairman of the asset and liability (ALCO) and loan committees.  As a ten-year consultant to Marysville National Bank, he advised the bank on strategic planning and commercial lending and credit.  At Pinnacle Heath System, he served for 15 years as chairman of the finance and audit committee, with responsibility for all aspects of budget and finance for ten operating entities with revenues exceeding $800 million.  He also served six years as chairman of the finance and audit committee of Delta Dental Pennsylvania, a health care organization with revenues exceeding $1 billion.

John J. Cardello, CPA.  Mr. Cardello, a director of the Bank and of the Company since 2004, is a Partner at Seligman, Friedman and Company, P.C., in York, PA, which engages in the accounting and consulting business. After 26 years of auditing and accounting experience, Mr. Cardello assumed the position of managing shareholder of this accounting firm in 2008.  He chairs the firm’s board of directors that oversees the management of all offices of the firm.  He is directly responsible for the firm’s accounting and auditing functions, which include establishing and monitoring audit policies and procedures. Mr. Cardello is a recognized expert on the management of public accounting firms.  He has been certified to perform peer review engagements on behalf of other CPA firms.  Such review involves evaluating the accounting and quality control procedures of the firms under review and cooperating with management in the formulation of optimum quality assurance systems.  Because of Mr. Cardello’s extensive accounting and auditing expertise, the Board believes he is particularly qualified to be the chairman of the Audit Committee and a member of the Oversight Committee.

Douglas S. Gelder.  Mr. Gelder, a director of the Bank since 1988 and of the Company since 1999, is the President and Owner of DSG Development (a land development company) in Hershey, PA. Mr. Gelder holds a Bachelor of Science degree in marketing and accounting.  From 1977 to 1999 he owned ten car dealerships.  He is a director on the Dauphin County General Authority.  Mr. Gelder’s 22 years on the Company’s Board of Directors have provided him with insight and awareness of the Company’s needs which are essential abilities for membership and chairmanship of the Nominating and Corporate Governance Committee as well as the other Committees on which he serves.  As a business owner, Mr. Gelder brings to the Board knowledge of how to construct and account for significant financial transactions.  In addition, the Board and the Company can leverage the expertise in dealing with the public that Mr. Gelder acquired from his ownership of ten car dealerships.

Alan R. Hassman.  Mr. Hassman, a director of the Bank since 1985 and of the Company since 1999, is the President of ARH, Inc. and Keystone Lodging Enterprises, in Camp Hill, PA, which engage in the restaurant and hotel businesses, respectively. Mr. Hassman has 50 years of business and finance experience, including being a co-founder of Metro Bank.  Until November 2009, he had served as Chief Executive of ARH, Inc.  He has been President of Keystone Lodging Enterprises since 1996.  While serving on the Susquehanna University Board of Regents, he served as a member of the finance and property committees.  From 1975 to 1985, he served two three-year terms as president of Central Penn Advertising Corporation and managed a $2 million advertising budget.  While serving on the board of directors of Dame Media, LLP (operator of radio stations), he served on the finance committee for six years.  In addition to his knowledge of business and finance, Mr. Hassman provides the Board and the Company with guidance of how to motivate employees. This knowledge was developed during his lifelong experience of dealing with many and diverse employees in the restaurant and hotel business and is essential for his role as a member and chairman of the Compensation Committee.

Howel1 C. Mette, Esquire.  Mr. Mette, a director of the Bank since 1985 and of the Company since 1999, is a shareholder in the law firm, Mette, Evans & Woodside in Harrisburg, PA. Mr. Mette was a founding member of Mette, Evans & Woodside in 1969.  Previously, he had served as Deputy Attorney General in the Pennsylvania Department of Justice from 1952 to 1955.  From 1952 to 2002 he was an Adjunct Professor of Law in taxation at Dickinson School of Law.  He has also served as Fellow, American College of Trust and Estate Counsel, past President of the Dauphin County Bar Association, Past Trustee of the Pennsylvania Bar Trust Fund and Insurance Trust and Trustee and Treasurer of the Dauphin County Bar Foundation.  Mr. Mette’s extensive legal experience provides the Board invaluable expertise on the Compliance and Real Estate Committees of the Board.

Michael A. Serluco. Mr. Serluco, a director of the Bank since 1985 and of the Company since 1999, is the owner of Consolidated Properties in Wormleysburg, PA, which engages in the business of real estate investment.  Mr. Serluco founded Consolidated Properties, a sole proprietorship, in 1967 and has grown the company to develop, own and manage residential and commercial properties across Central Pennsylvania, including hotels, warehouses, apartment buildings and land development.  He also owns Capital City Car Wash and serves on the board of directors of a local manufacturing and processing organization and serves as secretary/treasurer of the board of directors of Holy Spirit Hospital.  As an entrepreneur and director of the Company since he co-founded the Bank, Mr. Serluco brings to the Board his intimate knowledge of the philosophies and strategies that have grown the Bank, along with an appreciation of the needs of an investor.  He is able to effectively balance the needs of the investor with protection of the Bank’s interests to create successful projects and long-term banking relationships.

Samir J. Srouji, M.D.  Dr. Srouji, a director of the Bank since 1985 and of the Company since 1999, is President and CEO and practicing physician-surgeon at Plastic Surgery, P.C., in Camp Hill, PA.  He has served on the board of directors at Holy Spirit Hospital and on various committees at the hospital, including the medical executive committee, by-laws committee, strategic planning committee and community affairs committee.  In addition, he served as president of the medical and surgical staff at Holy Spirit Hospital. Dr. Srouji has been self-employed and operating his surgical practice since 1976.  As a surgeon, he is detail oriented and able to see what is often not obvious to others, skills he brings to the Audit Committee. As an entrepreneur, Dr. Srouji understands the needs and challenges of the small business owner, a crucial part of the Company’s business.  Dr. Srouji brings to the Nominating and Corporate Governance Committee knowledge of the needs and operations of the Company, gained from his 25 years on the Board.

EXECUTIVE OFFICERS

The following table shows the name, age, position, and business experience for the past five years of each of the Company’s executive officers as of December 31, 2009 determined in accordance with the rules and regulations of the SEC.

		Positions with the Company and/or its Subsidiaries
Name	Age	Principal Occupation

Gary L. Nalbandian	66	Chairman, President and CEO of the Company and the Bank.

Mark A. Zody, CPA	46	Executive Vice President and Chief Financial Officer of the Company and the Bank.

Peter M. Musumeci, Jr.	59
Executive Vice President and Chief Loan Officer of the Bank since June 2009.  Prior to joining the Company in June 2009, Mr. Musumeci was Executive Vice President and Senior Credit Officer of Commerce Bancorp, Inc. from 1974 to June 2008.

Steve Solk	54
Senior Vice President of the Company and the Bank and Central Pennsylvania Market Manager of the Bank since April 2009.  Prior to joining the Company in April 2009, Mr. Solk was an Executive Vice President with Citigroup from 1987 to August 2008.

Mark A. Ritter	49
Executive Vice President and Chief Operating Officer of the Company and the Bank since October 2007.  Prior to joining the Company in October 2007, Mr. Ritter was the President and CEO of Sterling Financial Trust Company from 2001 to October 2007.

D. Scott Huggins	59	Senior Vice President and Chief Risk Officer of the Company and the Bank.

James R. Ridd	47	Senior Vice President and Chief Credit Officer of the Company and the Bank.

CORPORATE GOVERNANCE

The corporate governance policies of the Company are set forth in the Corporate Governance Guidelines approved by the Board of Directors. The Corporate Governance Guidelines include information regarding the functions, responsibilities, qualifications and composition of the Board of Directors and other matters.  A copy of the Corporate Governance Guidelines, as approved by the Board of Directors can be found on the Company’s website at www.mymetrobank.com, under the “Investor Relations” section in “Corporate Governance Highlights” and is available in print to any stockholder requesting a copy by writing to the Corporate Secretary at the following address:  3801 Paxton Street, Harrisburg, PA 17111.

Board Leadership Structure and Role in Risk Oversight

The Company’s bylaws provide for the position of President and at the Board’s option, the Board may elect a Chairman of the Board. Mr. Nalbandian serves as Chairman, President and CEO of the Company and the Bank and has served in these roles since 2002.  Having the roles of CEO and Chairman combined has worked well for the Company.   Considering the size and characteristics of the Company, relative to other banks and bank holding companies, such as its number and types of stockholders, relationship with its customers, its deposits, debts and other obligations, loan portfolio and loan loss history, properties owned and leased and its number of employees, the Board believes that this is the appropriate structure. The Company has found this structure to be an efficient and effective means of operating the Company.  In addition, with Mr. Nalbandian’s responsibility for day-to-day operations and his interactions with management and employees, the Board believes he is in the best position to chair the Board meetings and lead the discussions about the Company’s performance.

The Board has not appointed a lead independent director.  The Company’s independent directors have met and will continue to meet in regularly scheduled Executive Sessions without management present.

The Chief Risk Officer (“CRO”) of the Company reports directly to the Board of Directors and administratively to the CEO.  As appropriate, the CRO routinely attends Board meetings and discusses risk issues with the Board of Directors.  The CRO also attends the Board’s Audit Committee and Compliance Committee meetings and provides information related to risks, as necessary.  In addition and on a quarterly basis, the Chief Financial Officer reviews with the Board of Directors various Risk Management reports.

Our Codes of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“the Code”) for our directors, officers and employees. The Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ listing standards. The Company provides a copy of the Code to each director, officer and employee and requires their signature acknowledging they have received and read the code.

The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar duties. All Senior Financial Officers are required to read and sign this Code of Ethics on an annual basis.

Each of the above mentioned codes requires that any exception or waiver to any provision for directors or applicable officers be submitted for approval to the Board of Directors and such exceptions will be publicly disclosed as required by law, SEC regulation or the NASDAQ Rules.  A copy of each code can be found under the “Corporate Governance Highlights” in the “Investor Relations” section of the Company’s website at www.mymetrobank.com and is available in print to any stockholder who requests a copy by writing to the Corporate Secretary at the address shown above.

Item 11.     Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our Compensation Discussion and Analysis (“CD&A”) discusses the compensation awarded to our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and our other three most highly compensated executive officers.  These executives are referred to as the “named executive officers” in this compensation discussion and analysis.  We use the term “executive officers” to refer to all persons designated as “executive officers” pursuant to the Exchange Act and its rules and regulations.  Specifically, we address the following topics in our discussion and analysis of the compensation of the named executive officers:

•	our compensation philosophy and objectives;
•	what our compensation program is designed to reward;
•	the components of and why we pay each component of our executive compensation program;
•	how each component and the Board’s decision regarding each component fit into our overall compensation objectives and affect decisions regarding other elements; and
•	how we have determined the amount for each component of executive compensation, including the roles of our Compensation Committee, our management and the compensation consultant.

Compensation Philosophy

The intent of our executive compensation program is to create an environment in which Metro’s compensation objectives as listed below will be achieved.  The program is designed to support Metro’s core values and strategic objectives.  We believe in maintaining a competitive compensation package to attract executive talent and ensure continuity of the management team, all with the goal of increasing shareholder value over the long-term.  Our compensation program focuses on long-term compensation in the form of stock options in order to further Metro’s objective of aligning the interests of executive officers with the long-term interests of our shareholders. Because the grant of stock options allows our executives to share in the growth of value they create for our shareholders, we believe this focus will improve the long-term growth for the shareholders.

Compensation Objectives

The objectives of our executive compensation program are as follows:

•	attract, retain, reward and motivate executive officers to achieve Metro’s business objectives;
•	align the interest of executive officers with the long-term interests of our shareholders;
•	provide compensation packages competitive with those of other similar bank holding companies and banks; and
•	encourage stock ownership by our executive officers.

What Our Program is Designed to Reward

Our compensation program is designed to reward hard work; deposit and loan growth; improvement from year to year in total revenues, net income, net income per share and shareholder value; promotion of Metro’s brand and customer loyalty; excellent customer service and long-term service to Metro.

Compensation Components and Why We Pay Each Component

We structure executive compensation to create a relationship between compensation awarded and the individual’s experience, responsibilities and performance, as well as the long-term interests of our shareholders. During 2008, except for Mr. Ritter, who was hired in October 2007, our named executive officers did not have employment, severance or change in control arrangements. In order to attract the talents of Mr. Ritter, who had been the President and CEO of another financial institution, the Board of Directors approved an employment agreement with him in 2007.  Then, at the recommendation of Metro’s Compensation Committee, the Board of Directors approved employment agreements for Messrs. Nalbandian, Zody and Huggins effective February 23, 2009.  While the Board of Directors continues to believe that the focus of Metro’s compensation program should be stock options, with the fall in the price of stocks in the United States and worldwide, the Board desired to provide greater financial security to its executive officers with severance payments pursuant to employment agreements in the event of a termination of their employment through no fault of their own.  Moreover, the Board believed it to be in the best interests of Metro and its shareholders to enter into these employment agreements in an effort to retain the named executive officers and to provide continuity of the executive management team as Metro progressed through the following major events:

•	Termination of the Network Agreement and Master Services Agreement between Metro and TD Bank;
•	Conversion of core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and various other banking services from TD Bank to Fiserv Solutions, Inc.; and
•	The anticipated merger with Republic First Bancorp, Inc.

While not aware of any effort to take control of the Company, the Board considered its desire to allay any concerns by executive management over the loss of their employment in the event of a change in control along with its desire to maintain the executive management team’s focus on the challenges that Metro then faced when it approved the employment agreements.

Compensation for our named executive officers consists of the following components:

•	base salary;
•	annual bonus;
•	stock option awards; and
•	other benefits.

Base Salary

Base salaries for our named executive officers are intended to be competitive in order to attract and retain executive talent and are dependent upon the executive’s responsibilities, experience and performance. In determining salaries, the Compensation Committee considers each individual’s position, performance and experience as well as the competitive salary data provided by our compensation consultant.

Bonus

Periodically, the Compensation Committee determines the amount of any bonuses to be awarded to the named executive officers.  In determining bonuses, the Committee reviews and evaluates each executive officer’s performance within the context of Metro’s performance during the previous fiscal year and considers information provided in the compensation consultant’s review.  Bonuses are intended to provide a direct, discretionary cash incentive to our named executive officers. With input from our chief executive officer with respect to the other named executive officers, in conjunction with information and analysis provided by our compensation consultant concerning bonuses awarded at other companies, the Compensation Committee uses its judgment in determining the current year bonus for each named executive officer.

Option Awards

The focus of Metro’s compensation program is the granting of stock options in order to align executive compensation with Metro’s long-term performance and shareholder return.  The stock option program is also designed to recognize the executive’s responsibilities, experience and performance.  In determining stock option awards, our Compensation Committee considers the performance of each executive and of Metro during the previous year as well as, information and analysis provided by our compensation consultant and the expected performance of the executive during the current year. Stock options granted in 2009 were reflective of each named executive officer’s 2008 performance as well as the expected contribution of each executive officer to Metro’s future success.

In February 2010, upon ratification by the Board, our Compensation Committee, using the same evaluation criteria discussed above, awarded stock options to our executive officers based on each executive officer’s 2009 performance as well as the expected contribution of each executive officer to Metro’s future success. The exercise price for all stock option grants is the closing price of Metro stock on the NASDAQ Global Select Market on the date of grant. Options granted in February 2010 were valued at $6.44 per share using a Black-Scholes option pricing model in accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718.

 Beginning in 2006, Metro began expensing stock option grants in accordance with FASB ASC Topic 718. When determining the amount of stock options to grant, the Compensation Committee considers the cost of the grant with its potential benefits as a compensation component. We believe that granting stock options effectively balances the objective of aligning executive compensation with Metro’s long-term performance and shareholder return.

Other Benefits

Metro provides the named executive officers with other benefits which are reflected in the Summary Compensation Table located later in this CD&A under the heading, “All Other Compensation.” We believe these benefits are reasonable, competitive and consistent with our overall compensation structure. The cost of these benefits is not material to each named executive officer’s total compensation. Benefits include: life insurance premiums; long-term disability insurance premiums; long-term care insurance premiums; 401(k) matching contributions; personal use of a company car or automobile allowance; and country club dues. We believe that such benefits are comparable to benefits offered to executive officers by other employers and a necessary component of compensation to attract and retain executive officers.

At a level equal to all employees, Metro offers a comprehensive benefits package for health, dental and vision insurance coverage to all full-time employees, including the named executive officers, their spouses and dependent children. Metro pays a portion of the premiums for the coverage selected and the amount paid varies with each health, dental and vision plan.  All of the named executive officers have elected one of the standard coverage plans available. Except for the chief executive officer, Metro does not provide post retirement health, dental or vision benefits to its named executive officers or to any other employee.  Pursuant to Mr. Nalbandian’s employment agreement, he is to receive medical insurance coverage for himself and his dependents, if any, for his life.

Metro offers an employee stock purchase plan to all of our employees in an effort to advance the interests of Metro and our shareholders by encouraging our employees to acquire a stake in the future of Metro through the purchase of shares of our common stock, thereby aligning the interests of the employees with those of our shareholders.  Our named executive officers are eligible to participate in this plan on the same terms as all other employees.

Stock Ownership Guidelines

The Compensation Committee believes that it is in the best interests of our shareholders for our executive officers and directors to own Metro’s common stock. “Stock ownership” includes stock owned directly, stock owned indirectly through our 401(k) plan and stock option grants. While the Compensation Committee has not established stock ownership guidelines or requirements, we encourage all executive officers and directors to own stock through one or more of these means.

How Each Component and the Board’s Decision Regarding Each Component Fit into Our Compensation Objectives and Affect Decisions Regarding Other Components

 Each component of our compensation program is designed to provide a competitive compensation package that will attract, retain, reward and motivate our executive officers to achieve Metro’s business objectives.  Due to the importance the Board places on its objective of aligning the interests of our executive officers with the long-term interests of our shareholders, our compensation program places greater focus on granting stock options.  Because the value of the stock options is dependent upon increases in Metro’s stock price after the date that the options are granted, the Board believes the stock option program effectively aligns these interests.  The stock option program also furthers the objective of encouraging stock ownership by our executive officers.  As discounted stock options, reload stock options or re-pricing of stock options would be counter to our objective of aligning the interests of executive officers with the long-terms interests of our shareholders, our stock option plan does not permit such grants.  In furtherance of our philosophy of ensuring continuity of management and to encourage a long-term perspective, stock options are not exercisable until one year after the date of grant and then are exercisable ratably over four years.  Stock options expire no later than ten years from the date of grant.  Because of the focus on granting stock options, the salary and bonus component of our compensation package may be lower than that of our competitors.

How We Have Determined the Amount of Compensation

Role of the Compensation Committee

A central role of the Compensation Committee is to assist our Board in carrying out the Board’s responsibilities relating to the compensation of the Company’s executive officers and directors.  Subject to ratification by the full Board of Directors, the Compensation Committee has overall responsibility for oversight, evaluation, assessment and approval of (i) executive officer compensation plans and programs, (ii) all compensation programs involving the issuance of stock options and (iii) director compensation plans and programs. The Compensation Committee typically reviews and determines executive compensation in February of each year.  However, due to circumstances that arise during the year, the Compensation Committee may recommend a compensation increase at other times, such as its recommendation to the Board in October 2008 of an increase in base salary (effective November 3, 2008) for Mr. Nalbandian and for increases in base salary and cash bonuses for Messrs. Zody, Ritter and Huggins and certain other executive officers based upon the significantly increased level of responsibility for each executive officer associated with each of the following:

•	The negotiation of and the termination of the Network Agreement and Master Services Agreement between the Company and TD Bank;
•	Conversion of core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and various other banking services from TD Bank to another service provider; and
•	The merger negotiations with and anticipated merger with Republic First Bancorp, Inc.

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

The Committee does not establish individual target performance levels for the Company’s named executive officers.  The Committee’s broader and more general approach to setting compensation involves an assessment of the previous year, with a consideration of the economic and regulatory environment during the year and the executives’ response as a group to such environment.  The Committee also considers the expected work load and challenges facing the executives, individually and as a group in the current year.  In setting compensation for 2009, the Committee placed significance on the fact that certain executives had received pay increases and bonuses in the fall of 2008.  The Committee decided that the named executive officers would not receive base salary increases for 2010 and that no bonuses would be paid to the named executive officers in 2010 for their performance in 2009 based upon the fact that the Company recorded a net loss result for the 2009 fiscal year.

Our Compensation Committee generally does not follow compensation formulas or react to short-term changes in the Company’s performance in determining the amount and mix of compensation components. We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking.  We believe that information regarding pay practices at other banks and bank holding companies is useful, in that we recognize that our compensation practices must be competitive in the marketplace.  However, this marketplace information is only one of the factors that we consider in assessing the level and the components of executive officer compensation.  See the discussion below regarding the role of the compensation consultant in determining executive compensation.

Role of Management in Determining or Recommending Compensation

Compensation Committee Chairman Alan Hassman works with Chief Executive Officer (“CEO”) Nalbandian in establishing Compensation Committee meeting agendas.  The Committee typically meets with the CEO and certain other named executive officers in its general discussions of our compensation policies and programs.  However, the Committee meets in executive session without any members of management present to determine specific compensation packages for the named executive officers.  The CEO provides the Committee with performance evaluations and makes recommendations concerning the amount and composition of compensation to be awarded to each of our named executive officers, excluding himself. In addition, the Committee has many opportunities throughout the year to observe firsthand the performance of the named executive officers during monthly Board of Directors meetings as well as portions of certain Board Committee meetings when the executives present to the Board the operational and financial performance and associated risks in each executive’s area of responsibility. The Compensation Committee reviews and considers the CEO’s recommendations and then, makes a final determination, subject to ratification by the full Board.

Role of Compensation Consultant in Determining Executive Compensation

The Compensation Committee periodically retains the services of the Pierson Group, an independent compensation consultant (the “compensation consultant”), to evaluate the Company’s executive compensation.  In 2009, the Compensation Committee directed the compensation consultant to review and compare base salary, bonus and stock option awards for the named executive officers in the Company’s 2008 Proxy Statement to that of several banks and bank holding companies similar in size to the Company. The Compensation consultant did not provide any non-executive compensation services during 2009.

In its review and comparison, the Pierson Group used published salary surveys and Proxy Statement compensation data of the following banks and bank holding companies:

Organization
Arrow Financial Corp (NY)
Beneficial Mutual Savings Bank
Citizens & Northern (PA)
ESP Bank
First Commonwealth
First Mariner Bancorp (MD)
First National Community Bancorp (PA)
First United Corp (MD)
Harleysville National Corp (PA)
Intervest Bancshares (NY) National Penn Bancshares (PA) Peapack Gladstone (NJ) Royal Bancshares of PA (PA) S&T Bancorp Inc. (PA) State Bancorp Inc. (NY) Suffolk Bancorp (NY) Univest Corp of PA (PA)

The Pierson Group reported to the Committee that the 2008 base salaries of the Company’s CEO, CFO, Chief Risk Officer and Market Manager were above the median or 50th percentile, of the competitive market but at or below the 75th percentile.  The base salary of the Chief Operating Officer was below the 50th percentile.  With respect to bonuses, the Pierson Group reported that bonus levels as a percent of base salary were considerably less than the market levels for all of the Company’s named executive officers. Stock option grants, however, were found by the consultant to exceed those offered by competitive banks (although not sufficiently high to make up for the competitive gap in total direct compensation).  The Compensation Committee reviewed the information provided by the consultant and determined that the Company’s executive compensation program is consistent with the Company’s practice of focusing on stock option grants while maintaining competitive, short-term cash compensation. The Compensation Committee determined that the salary, bonus and stock option awards (considered to be total direct compensation by the compensation consultant) for each named executive officer in 2009 fell within a reasonable range of compensation paid to executive officers of comparable companies and was consistent with the Compensation Committees’ desire to target compensation for the Company’s named executive officers to approximately the 75th percentile.

 Chief Executive Officer Compensation

Mr. Nalbandian’s 2009 base salary was unchanged from the base salary approved for him in October 2008.  In addition to considering Mr. Nalbandian’s individual performance in 2008 when it recommended an increase in base salary in October 2008, the Compensation Committee considered that Mr. Nalbandian’s base salary in 2007 and for the first 10 months of 2008 was below the 50th percentile of the competitive market (as reported by the Pierson Group). The Compensation Committee and the Board value Mr. Nalbandian and wanted to bring his base salary closer to that of his peers. In determining salary and bonus for Mr. Nalbandian, the Compensation Committee evaluated his individual performance, within the context of the Company’s performance, including the Company’s record net income performance in 2008 as well as his individual contributions to the Company’s performance.  His 2008 bonus was awarded based upon that evaluation.  The additional base salary awarded to Mr. Nalbandian by the Board of Directors in November 2008 was due to his significantly increased responsibilities as previously mentioned with respect to the termination of the agreements with TD Bank, the conversion of the Banks’ systems to a new service provider and his negotiation and due diligence regarding the anticipated merger with Republic First Bancorp.

Mr. Nalbandian, as well as all of the other named executive officers, did not receive a bonus for 2009 performance based upon the fact that the Company recorded a net loss result in fiscal year 2009.

Mr. Nalbandian was awarded stock options in 2009 based upon his 2008 individual performance as described above, as well as his expected contribution to the Company’s future success.  He was awarded stock options in February 2010 based upon his 2009 performance as well as his expected contribution to the Company’s future success.

The Compensation Committee believes that the 2009 compensation for Mr. Nalbandian is consistent with the Company’s compensation philosophy and objectives.

In providing Mr. Nalbandian with an employment agreement pursuant to which he would receive three times his compensation in the event of his termination and other benefits, the Board considered Mr. Nalbandian’s long service to the Company, that in the past, the base salary and bonus provided to him were below the median provided to chief executive officers of peer companies and that the Company’s bonus levels were considerably below market levels.  The Board also considered that the Company does not have certain long-term compensation arrangements, such as a supplemental retirement plan or a defined benefit plan, both of which many of the Company’s competitors have.

Other Executive Officer Compensation

The Compensation Committee believes salaries are dependent upon the responsibilities, experience and performance of each executive officer.

In determining bonuses in October 2008 for Messrs. Zody, Ritter, and Huggins, the Compensation Committee evaluated the individual performance of each executive, within the context of the Company’s performance, and the individual contribution of each executive to the Company’s performance.  Bonuses were awarded based on that evaluation. The Committee decided that no bonuses would be paid to the named executive officers in 2010 for their performance in 2009 based upon the fact that the Company recorded a net loss result for the 2009 fiscal year.

Each executive officer was awarded stock options in 2009 reflective of the individual performance of each executive in 2008 as well as the expected contribution of each executive to the Company’s future success.  The named executive officers were awarded stock options in February 2010 based upon the individual performance of each executive in 2009 as well as the expected contribution of each executive to the Company’s future success.

The Compensation Committee believes that the 2009 compensation for these executives is consistent with our overall compensation philosophy and objectives.

Summary Compensation Table for Fiscal Year 2009

The following table is a summary of certain information concerning the 2007, 2008 and 2009 compensation awarded or paid to, or earned by the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s other three most highly compensated executive officers during 2009, collectively referred to as the “named executive officers”.

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)1	($)2	($)

Gary L. Nalbandian	2009	$495,000	$-	$192,888	$12,263	$700,151
Chairman, President and	2008	397,600	50,000	336,879	37,824	822,303
Chief Executive Officer	2007	345,000	50,000	326,851	32,114	753,965
of Metro and the Bank

Mark A. Zody	2009	$249,692	$-	$72,333	$20,250	$342,275
Chief Financial Officer	2008	205,500	37,000	115,802	18,291	376,593
of Metro and the Bank	2007	175,000	20,000	110,626	16,644	322,270

Mark A. Ritter3	2009	$219,046	$-	$42,194	$22,634	$283,874
Chief Operating Officer	2008	205,300	16,000	94,747	17,430	333,477
of Metro and the Bank

Steve Solk4	2009	$219,231	$-	$37,466	$11,334	$268,031
Central PA Market Manager
of Metro and the Bank

D. Scott Huggins	2009	$188,083	$-	$24,111	$7,649	$219,843
Senior Vice President	2008	165,231	16,000	36,846	6,663	224,740
and Chief Risk Officer of	2007	132,308	10,000	35,199	5,208	182,715
Metro and the Bank

1
This column shows for each of the years shown, the aggregate grant date fair value of  the stock options granted to each of the named executive officers in accordance with FASB ASC Topic 718.  The aggregate grant date fair value is the total amount the Company will recognize for financial statement reporting purposes over the award’s vesting schedule.  These options will vest at a rate of 25% per year, beginning one year after the date of grant.  Options granted in 2009 were valued at $6.09 for all 2009 grants with the exception of Steve Solk, whose options were valued at $7.49. Mr. Solk’s option value is different from the other named executive officers because his options were granted at a later date. The Company used a Black-Scholes option pricing model in accordance with FASB ASC Topic 718.  For a discussion of the valuation assumptions used, see Note 14 to the Company’s Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2
Includes for fiscal year 2009 (a) contributions by the Bank to the executive officer’s 401(k) Retirement Savings Account in the amounts of $5,941 for Mr. Nalbandian, $7,350 for Mr. Zody, $5,726 for Mr. Ritter, and $5,942 for Mr. Huggins; and (b) Long Term Care insurance premiums in the amounts of $1,951 for Mr. Nalbandian, $842 for Mr. Zody, $979 for Mr. Ritter and $1,706 for Mr. Huggins.  Amounts in this column also include the personal use of a Bank provided automobile for Messrs. Nalbandian and Zody; car allowance paid to Messrs. Solk and Ritter; amounts paid for country club dues for Messrs. Solk and Ritter; and amounts paid for life insurance premiums and long-term disability premiums for Mr. Zody.

3	Mr. Ritter commenced his employment with the Company in October 2007 and, therefore, was not a named executive officer in 2007.

4	Mr. Solk commenced his employment with the Company in April 2009 and, therefore, was not a named executive officer in 2008 or 2007.

Employee Stock Option Plan

In 1996, the Company’s shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”) which provided for 1,254,738 shares of common stock (adjusted for all stock dividends and stock splits) for issuance under the 1996 Plan to officers and key employees of the Company and the Bank. Pursuant to the 1996 Plan, stock options were granted which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), as incentive stock options as well as stock options that do not qualify as incentive stock options.  The 1996 Plan expired on December 31, 2005 and no further options may be granted under the 1996 Plan.  As of December 31, 2009, options to purchase 326,090 shares of the Company’s common stock (as adjusted for all stock dividends and stock splits) were outstanding under the 1996 Plan.

In 2005, the Board of Directors adopted and the Company’s shareholders approved the adoption of the 2006 Employee Stock Option Plan (the “2006 Plan”) for the officers and employees of the Company and the Bank.  The 2006 Plan commenced January 1, 2006 and replaced the 1996 Plan. We initially reserved 500,000 shares of common stock and in 2008, the shareholders authorized an additional 500,000 shares for issuance under the 2006 Plan. The 2006 Plan will expire December 31, 2015.  The purpose of the 2006 Plan is to provide additional incentive to officers and employees of the Company and the Bank by encouraging them to invest in the Company’s common stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress. As of December 31, 2009, options to purchase 144,988 shares of the Company’s common stock were outstanding under the 2006 Plan.

The 1996 Plan and the 2006 Plan are collectively referred to as the “Employee Plans”.

The Employee Plans are administered by the Compensation Committee, which is appointed by the Board of Directors and consists only of independent directors who are not eligible to receive options under the Employee Plans. The Compensation Committee determines, among other things, which officers and employees receive options, the type of option (incentive stock options or non-qualified stock options, or both) to be granted, the number of shares subject to each option grant, the rate of option exercisability and, subject to certain other provisions to be discussed below, the option price and duration of the option. Incentive stock options first exercisable by an employee in any one year under the Employee Plans may not exceed $100,000 in value (determined at the time of grant).

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

Options granted pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable evenly over four years from the date of grant. The Compensation Committee has the authority to provide for a different rate of option exercisability for any optionee.

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

During 2009 the Company granted stock options to purchase an aggregate of 171,270 shares of the Company’s common stock at an average price of $15.58 per share under the 2006 Employee Stock Option Plan.  During 2009 a total of 46,111 options were exercised under the Employee Plans.

Executive Stock Option Grants in Fiscal Year 2009

The following table shows the stock options granted to the named executive officers in 2009.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009

Name	Grant Date	Number of Securities Underlying Options1	Exercise or Base Price of Option Awards2	Grant Date Fair Value of Stock and Option Awards3

Gary L. Nalbandian	2/20/2009	32,000	$16.17	$192,888

Mark A. Zody	2/20/2009	12,000	16.17	72,333

Mark Ritter	2/20/2009	7,000	16.17	42,194

Steve Solk	4/6/2009	5,000	18.55	37,466

D. Scott Huggins	2/20/2009	4,000	16.17	24,111

1
This column shows the number of stock options granted in 2009 to each named executive officer.  These options are not exercisable until one year after the date of grant and then vest evenly over a four-year period; 25% of the options vested on February 20, 2010, except for those of Mr. Solk, which will begin to vest on April 6, 2010.  Continuation of employment is the only vesting condition.

2	This column shows the exercise price for the options granted in 2009 to each named executive officer. This was the closing market price on the date of grant of these options.

3
This column shows the full grant date fair value, under FASB ASC Topic 718, of stock options granted to each named executive officer in 2009.  The full grant date fair value is the total amount the Company will recognize for financial statement reporting purposes over the option awards vesting schedule.  Options granted in 2009 were valued at $6.03 using a Black-Scholes option pricing model in accordance with FASB ASC Topic 718.  For a discussion of the valuation assumptions used, see Note 14 to the Company’s Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The table on the following page sets forth certain information as of December 31, 2009 regarding the number of vested and unvested stock option awards for each named executive officer, as adjusted for all stock splits and stock dividends through December 31, 2009.  Each grant is shown separately for each named executive officer.

		Number of Securities	Number of Securities
		Underlying	Underlying	Option	Option
	Option	Unexercised Options-	Unexercised Options-	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable1	Price2	Date

Gary L. Nalbandian	11/17/2000	24,309		$ 12.13	11/17/2010
	11/16/2001	34,728		15.55	11/16/2011
	2/21/2003	31,499		17.98	2/21/2013
	2/20/2004	30,000		25.38	2/20/2014
	2/18/2005	22,500		33.50	2/18/2015
	2/17/2006	21,000	7,000	31.25	2/17/2016
	2/16/2007	16,250	16,250	28.51	2/16/2017
	2/22/2008	8,000	24,000	27.00	2/22/2018
	2/20/2009		32,000	16.17	2/20/2019

Mark A. Zody	11/17/2000	6,077		$ 12.13	11/17/2010
	11/16/2001	8,102		15.55	11/16/2011
	2/21/2003	8,399		17.98	2/21/2013
	2/20/2004	8,500		25.38	2/20/2014
	2/18/2005	5,250		33.50	2/18/2015
	2/17/2006	7,500	2,500	31.25	2/17/2016
	2/16/2007	5,500	5,500	28.51	2/16/2017
	2/22/2008	2,750	8,250	27.00	2/22/2018
	2/20/2009		12,000	16.17	2/20/2019

Mark A. Ritter	2/22/2008	2,250	6,750	$ 27.00	2/22/2018
	2/20/2009		7,000	16.17	2/20/2019

Steve Solk	4/6/2009		5,000	$ 18.55	4/6/2019

D. Scott Huggins	2/18/2005	200		$ 33.50	2/18/2015
	2/17/2006	1,500	500	31.25	2/17/2016
	2/16/2007	1,750	1,750	28.51	2/16/2017
	2/22/2008	875	2,625	27.00	2/22/2018
	2/20/2009		4,000	16.17	2/20/2019

1
These options vest at a rate of 25% of the total grant per year, beginning one year after the grant date.  Accordingly, options granted in 2006, 2007, 2008 and 2009 will be fully vested in 2010, 2011, 2012 and 2013 respectively.

2	This was the closing market price (adjusted for stock splits and dividends) of the Company’s common stock on the date of grant of these options.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2009

Number of Shares
	Acquired	Value Realized
Name	on Exercise1	On Exercise

Gary L. Nalbandian	-	-

Mark A. Zody	-	-

Mark A. Ritter	-	-

Steve Solk	-	-

D. Scott Huggins	-	-

1	No options were exercised during 2009 by the named executive officers.

Potential Payments Upon Termination or Change in Control

Stock Options

 Except in the event of his termination of employment due to misconduct, each executive would be entitled to exercise all vested unexercised stock options as shown in the Outstanding Equity Awards table. In the event of termination due to misconduct, as determined in the reasonable judgment of management of the Company, all stock options granted shall be forfeited and rendered unexercisable.

The Employee Stock Option Plan does not provide for accelerated vesting of options in the event of a change in control of the Company (however there would be accelerated vesting upon a change in control if the plan is amended and restated as proposed in this Proxy Statement) or if an executive’s employment would have been terminated without cause.  Consequently, if a change in control of the Company had occurred or if an executive’s employment had been terminated for any reason on December 31, 2009, each of the named executive officers would have been entitled to exercise all of the vested unexercised stock options listed in the column “Number of Securities Underlying Unexercised Options-Exercisable” in the Outstanding Equity Awards table.  Except for Mr. Nalbandian, whose employment agreement provides for accelerated vesting in the event of his termination by the Company “without cause” or by him for “good reason,” the named executive officers would not have been entitled to exercise any options that were not vested on December 31, 2009, if for any reason their employment had been terminated on this date. The closing price of the Company's common stock on December 31, 2009 was $12.57.

Benefits under Employment Agreements

 Each named executive officer with the exception of Mr. Solk, has an employment agreement which provides benefits in the event of his termination of employment under various circumstances.  Under any of the circumstances discussed here, each named executive officer would be entitled to receive payment of salary (based on the salary reported in the Summary Compensation Table) and any other compensation due for services rendered through the date of termination of employment.  Depending on the executive’s employment agreement, additional benefits may be payable in the event of the executive’s termination: (i) due to disability or death; (ii) by the Company “without cause;” (iii) by the named executive officer for “good reason;” and (iv) by the named executive officer upon a “change in control” of the Company.

Termination Due to Disability or Death

Disability

Mr. Nalbandian would be disabled under his employment agreement if he is unable to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.  The other executives would be considered disabled under their respective agreement if they are unable to perform the duties and services of their position because of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 6 months.

If any named executive officer becomes disabled, then he continues (to the extent permitted by the respective insurers of such coverage), until the end of the term of his employment agreement to be entitled to receive at the Company's expense such group hospitalization coverage, life insurance coverage and disability coverage as is generally made available from time to time to the executive officers of the Company.  The term of Mr. Nalbandian’s agreement is three years and the term of each of the other named executive officers’ agreement is two years.  Under each agreement, the term is automatically renewed at each anniversary date (unless prior to the anniversary date either the executive or the Company gives notice that it will not renew the agreement) such that the executives at all times have a three-year (in the case of Mr. Nalbandian) or two-year employment agreement.

Had the named executive officers’ employment terminated due to disability on December 31, 2009, the Company would have paid the following amounts for insurance coverage for the balance of the term of the employment each executive:

Name	Cost of Insurance Coverage
Gary L. Nalbandian	$9,527
Mark A. Zody	7,547
Mark A. Ritter	3,645
D. Scott Huggins	4,388

Death

Had the named executive officers’ employment terminated due to death on December 31, 2009, the Company would have paid to the estate or personal representative of each of the named executives the executive’s base salary (based on the amount reported in the Summary Compensation Table) for the balance of the week of his death.  In addition, Mr. Nalbandian’s personal representative or estate would have been paid an amount equal to three times the sum of his highest annual rate of base salary and highest cash bonus paid to him during the most recent 24 months, $1,635,000.

Involuntary Termination Without Cause

A termination “without cause” is defined generally under the employment agreements as termination of the employment of an executive by the Company other than termination due to its failure to renew the agreement at the anniversary date and termination other than for “cause.”  If a named executive officer is terminated for “cause,” the executive would not be entitled to any additional payments or benefits.
“Cause” means that the executive:
(a) is indicted for, convicted of or enters a plea of guilty or nolo contendere to, a felony, a crime of falsehood or a crime involving fraud, moral turpitude or dishonesty;
(b) willfully violates any of the terms or provisions of his employment agreement such as willfully failing to perform his duties under the agreement or to follow the instructions of the Board after receipt of written notice of such instructions (except in the event the executive is incapacitated due to illness or disability); or
(c) engages in any conduct materially harmful to the Company's business, and in either case fails to cease such conduct or correct such conduct, as the case may be, within 30 days subsequent to receiving written notice from the Board advising  the executive of same (which conduct shall be specifically set forth in such notice).

Termination for “Good Reason”

Under the employment agreements of the named executives officers’ other than Mr. Nalbandian, "good reason" means:

(a) Without the executive’s consent:
(i) the nature and scope of  the executive’s authority, responsibilities or duties are materially reduced;
(ii) the duties and responsibilities assigned to the executive are materially inconsistent with those existing on the date of his employment agreement, resulting in a diminution of  authority, duties or responsibilities;
(iii) the salary and fringe benefits provided the executive are materially reduced;
(iv)  the executive’s position or title is reduced, resulting in a material reduction in  the executive’s authority, duties or responsibilities; or
(v) there’s a material change in the geographic location at which  the executive must perform services, resulting in a relocation or transfer of the Company's principal executive offices to a location more than 50 miles from the executive’s principal residence on the date of the employment agreement.
(b) A material breach of the employment agreement by the Company; or
(c) A failure or refusal of any successor to the Company to assume all duties and obligations of the Company under the agreement.

If “good reason” exists for an executive to terminate his employment, he must give notice to the Company of the existence of the condition(s) constituting “good reason” within 90 days of the initial existence of the condition(s).  Upon such notice, the Company has a period of 30 days during which it may remedy the condition(s).  If the Company fails to remedy the condition(s) during this 30-day period, the executive must terminate his service to the Company within 90 days following the expiration of the 30-day period that the Company had within which to remedy the condition(s) constituting “good reason.”  If the executive does not terminate his employment during this 90-day period, his subsequent termination will not be treated as a termination pursuant to a “good reason” and the executive shall have no right to the payments and benefits described below for a “good reason” termination.

Under Mr. Nalbandian’s agreement, a “good reason” termination means the occurrence of both a “change in control” of the Company (as defined below) and the occurrence within 3 years after such change in control of one of the events described above as “good reason” for the other named executives. In the event of a “good reason” for him to terminate his employment, Mr. Nalbandian would be obligated to follow the notice procedure outlined above in order to receive additional compensation set forth in the table below.

Termination Following a “Change in Control”

For the named executives other than Mr. Nalbandian, a “change in control” of the Company means:

(a) any person or group acquires ownership of stock of the Company that, together with stock already held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of the Company;

(b) any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of stock possessing 30 percent or more of the total voting power of the stock of the Company;

(c) a majority of members of the Company’s Board of Directors is replaced during any 24-month period by directors whose appointment or election is not approved by a majority of the members of the Company’s Board before the date of the appointment or election of any of the “replacement” directors; or

(d) any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) of assets from the Company that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition(s).  For purposes of this Section, “group” is defined or determined pursuant to Treasury Regulation §1.409A-3 paragraph (i)(5)(v)(B).

Under Mr. Nalbandian’s employment agreement, a “change in control” means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act; however, such a change in control would be deemed to occur conclusively if any of the following events occurred without Mr. Nalbandian’s prior written consent:

(a) Within any period of 2 consecutive years during the term of the agreement, there is a change in at least a majority of the members of the Board or the addition of five or more new members to the Board, unless such change or addition occurs with the affirmative vote in writing of the executive in his capacity as a director or a shareholder; or

(b) A person or group acting in concert as described in Section 13(d)(2) of the Securities Exchange Act holds or acquires beneficial ownership of a number of common shares of the Company which constitutes either:
(i)        more than 50% percent of the shares which voted in the election of directors of the Company at the shareholders’ meeting immediately preceding such determination; or

(ii)  more than 30% percent of the Company’s outstanding common shares (unexercised warrants or options or unconverted nonvoting securities shall count as constituting beneficial ownership of the common shares into which the warrants or options are exercisable or the nonvoting convertible securities are convertible, notwithstanding anything to the contrary contained in Rule 13d-3 of the Exchange Act).

Each executive’s employment agreement contains provisions which prohibit the executive from (i) divulging confidential information about the Company, (ii) disparaging the Company or the interests of the Company; and (iii) except with the express prior written consent of the Company, competing with the Company or the Bank within any geographic area in which the Company and its subsidiaries are conducting business.  To “compete” means that the executive is acting in any capacity, such as an owner, partner, shareholder (but he may own less than 5% of the outstanding voting stock of a publicly traded company), consultant, agent, employee, officer or director, in the commercial banking business.

The provisions against divulging confidential information and disparagement continue indefinitely.  The non-compete provisions are applicable on the commencement date of each employment agreement and for each named executive officer except Mr. Nalbandian, end on one of the following periods, depending on the reason for the termination:

(a)	If the Company fails to renew the agreement for an additional term such that the agreement would expire at the end of the then current term, on the effective date of the termination of the agreement;
(b)	If the executive voluntarily terminates his employment, one year following the effective date of termination of the agreement; or
(c)
If the agreement is terminated by the Company without cause or by the executive for “good reason” or following a change in control, six months following the effective date of termination of the agreement, except that if then Company is prohibited by its or the Bank’s governmental regulatory agency from paying the executive the severance pay as provided in his employment agreement, then the non-compete provisions expire on the effective date of termination of the employment agreement.

Regardless of the reason for the termination of Mr. Nalbandian’s employment, the non-compete provisions in his agreement continue for a period of 18 months following termination of his employment.

In the event of an allegation by the Company that any named executive officer has breached the confidentiality, non-disparagement or non-compete provisions of his agreement, the Company will continue to make payments under the executive’s employment agreement until a court has entered a final and unappealable order that the executive has breached the agreement.  Nothing in the agreements preclude a court from ordering any executive to repay any payments made to him for the period after the breach is determined to have occurred or from ordering that payments under his agreement be permanently terminated in the event of a material and willful breach.

Potential Payments

Mr. Nalbandian’s employment agreement provides that in the event his employment is terminated by the Company without cause or if he should terminate his employment for “good reason” during the 3-year period following a change in control of the Company, the Company shall pay him a lump sum severance payment equal to three times the sum of his highest annual rate of base salary and the highest cash bonus paid him during the most recent 24 months.  The employment agreements of the other named executive officers provide that if their employment is terminated by the Company without cause or if they terminate their employment for “good reason” or during a period of 180 days following a change in control of then Company, the Company will pay them a lump sum payment equal to two times their average annual base salary in effect during the 24 months immediately preceding such termination  Had a termination of employment occurred for any of these reasons on December 31, 2009, each named executive officer would have been entitled to the following amounts:

Name	Lump Sum Payment
Gary L. Nalbandian	$1,635,000
Mark A. Zody	455,192
Mark A. Ritter	424,346
D. Scott Huggins	353,314

1
Payment is to be made within 30 days after termination of their employment unless it is necessary to postpone the commencement of any payments or benefits to prevent any accelerated or additional tax under Section 409A of the Internal Revenue Code; any postponement would not result in any reduction of payment amounts.

2
While Mr. Nalbandian would have been entitled to exercise all of his unvested options, the price of the Company stock on December 31, 2009 was $12.57, well below the exercise prices of his unvested options, which ranged from $16.17 to $31.25.  Mr. Nalbandian’s employment agreement provides that he is entitled to an additional payment (a “gross-up” payment) in the event it is determined pursuant to Section 280G of the Internal Revenue Code that any payment or benefit made or provided to him would be an excess parachute payment that is not deductible by Metro for federal income tax purposes and is subject to an excise tax or if any interest or penalties are incurred by Mr. Nalbandian concerning such excise tax.  In such an event, Mr. Nalbandian would be entitled to an additional payment from Metro such that he would incur no out-of-pocket expense for excise taxes, interest or penalty.  The additional payment would be such that Mr. Nalbandian would be in the same position after all federal and state taxes that he would have been in if he did not have to pay the excise tax, interest or penalty.

3
Each executive shall be entitled to continue to participate in the Company’s medical, disability, hospitalization and life insurance programs (three years for Mr. Nalbandian and one year for the others) except that should the executive accept subsequent employment during the applicable period following the date of termination, then any such benefits will be offset by coverage provided through the executive’s subsequent employer.  Assuming no offset, the amount that the Company would pay on behalf of the executives for these benefits would be as follows:  for Mr. Nalbandian - $13,191;  for Mr. Zody - $6,469;  for Mr. Ritter - $3,124;  and for Mr. Huggins - $3,762.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

The following table lists the total compensation paid to Metro’s non-employee directors in 2009.

	Fees Earned	Option	All Other
	or	Awards	Compensation	Total
Name	Paid in Cash	($)1	($)	($)

James R. Adair	$54,500	$30,502	n/a	$85,002

John J. Cardello, CPA	58,500	30,502	n/a	89,002

Jay W. Cleveland, Jr.2	42,000	30,502	n/a	72,502

Douglas S. Gelder	59,250	30,502	n/a	89,752

Alan R. Hassman	42,000	30,502	n/a	72,502

Howell C. Mette	40,000	30,502	n/a	70,502

Michael A. Serluco	45,000	30,502	n/a	75,502

Samir J. Srouji, M.D.	48,000	30,502	n/a	78,502

1  This column shows the aggregate grant date fair value, under FASB ASC Topic 718, of options granted to each non-employee director in 2009. This is the amount Metro will recognize for financial statement reporting purposes over the award’s vesting schedule.  Except in the event of a change in control of Metro, these options will vest at a rate of 25% per year, beginning one year after the date of grant.  These options were valued at $6.10 using a Black-Scholes option pricing model in accordance with FASB ASC Topic 718.  For a discussion on the valuation assumptions used, see Note 14 to Metro’s Notes to Consolidated Financial Statements included in Metro’s annual report on Form 10-K for the year ended December 31, 2009.

2  Jay W. Cleveland, Jr. resigned from the Board of Directors of both Metro and the Bank on January 18, 2010.

As of December 31, 2009, the aggregate number of unexercised options held by each non-employee director is set forth in the table below.

	Number of Options
Name	Vested	Unvested

James R. Adair	20,016	11,482

John J. Cardello, CPA	12,834	11,482

Jay W. Cleveland, Jr.1	1,118	8,357

Douglas S. Gelder	27,198	11,482

Alan R. Hassman	27,198	11,482

Howell C. Mette	27,198	11,482

Michael A. Serluco	9,243	11,482

Samir J. Srouji, M.D.	23,607	11,482

1	Jay W. Cleveland, Jr. resigned from the Board of Directors of both Metro and the Bank on January 18, 2010.

Director’s Fees

Each of Metro’s directors, excluding Mr. Nalbandian, received an annual retainer fee of $35,000; however, beginning in 2009, Board members no longer receive a fee for each regular meeting of the Board of Directors attended in 2009. For 2009, each director who was an active member of the Audit Committee, Executive Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Compliance Committee, the Oversight Committee and the Real Estate Committee received $1,000 for each committee meeting attended. The members of the Audit Committee received an annual fee of $3,000 for their membership on this committee. The Chairman of the Audit Committee received an annual fee of $15,000 for his leadership of this committee and the Chairmen of each of the other Board committees listed in this paragraph received an annual fee of $3,000 for leadership of their respective committees. Also, for 2009, no employee director received any fee for his/her service as a member of the Board of Directors or for attendance at any committee meetings.

1990 and 2001 Stock Option Plan for Non-Employee Directors

Effective January 1, 1990, Metro adopted the 1990 Directors Stock Option Plan for non-employee directors (the "1990 Plan") which provided for the purchase of a total of not more than 359,171 shares of Metro’s common stock (as adjusted for all stock splits and dividends through the record date) by members of the Board of Directors of Metro. While there are still outstanding options under the 1990 Plan, the plan expired on December 31, 2000 and after this date, no additional options were granted under the 1990 Plan.  Options granted pursuant to the 1990 Plan were exercisable beginning on the earlier to occur of (i) one year after the date of their grant or (ii) a "change in control" of Metro, as such term is defined in the 1990 Plan. No further options may be granted under the 1990 Plan. As of December 31, 2009, options to purchase 10,773 shares of Metro’s common stock (as adjusted for all stock splits and stock dividends through the record date) were outstanding under the 1990 Plan.

Effective January 1, 2001, Metro adopted the 2001 Directors Stock Option Plan for non-employee directors (the "2001 Plan") which provides for the purchase of a total of not more than 343,100 shares of Metro’s common stock (as adjusted for all stock splits and dividends) by members of the Board of Directors of Metro and other persons who provide services to Metro but are not employees. Options may be granted under the 2001 Plan through December 31, 2010. Under the 2001 Plan, members of the Board of Directors of Metro and others who are not also employees of Metro are entitled to receive options to purchase Metro’s common stock. Options granted pursuant to the 2001 Plan, may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (i) one year after the date of their grant ratably over four years or (ii) a "change in control" of Metro. As of December 31, 2009 options to purchase 137,639 shares of Metro’s common stock (as adjusted for all stock splits and stock dividends through the record date) were outstanding under the 2001 Plan and 91,584 shares of Metro’s common stock (as adjusted for all stock splits and stock dividends) were available for issuance under the 2001 Plan.

Both the 1990 Plan and 2001 Plan are administered by our Board, including non-employee directors. Options granted under the non-employee director plans are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Option exercise prices equal 100% of the fair market value of Metro's common stock on the date of option grant. The Board has the discretion to grant options under the 2001 Plan to non-employee directors or to other persons who are not employees of Metro and determine the number of shares subject to each option, the rate of option exercisability, and the duration of the options. Unless terminated earlier by the option's terms, options granted under the 1990 Plan and/or 2001 Plan expire ten years after the date they are granted.  Options are not transferable other than by will or laws of descent and distribution.  A director can exercise options only while a director of Metro or that period of time after he/she ceases to serve as determined by the Board of Directors.  If a director dies within the option period, the director’s estate may exercise the option within three months of his or her death. The number of shares subject to option and the option price will be appropriately adjusted if the number of issued shares is decreased or increased by changes in par value, a combination, stock dividend or the like.

Equity Compensation Plan Information

The following table contains information about Metro’s Equity Compensation plans as of December 31, 2009:
Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	oustanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)1

Equity compensation
plans approved by
security holders	1,030,267	$22.92	624,085

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

TOTAL	1,030,267	$22.92	624,085

1	Includes total shares available for employees through the 2006 Employee Stock Option Plan and also shares available for directors through the 2001 Directors Stock Option Plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the section of this Annual Report Form 10-K/A captioned “Compensation Discussion and Analysis.” Based on this review and discussion, the Committee recommended to the Board of Directors that this section be included in this Annual Report on Form 10-K/A for the year ended December 31, 2009.

COMPENSATION COMMITTEE
By:  Alan R. Hassman, Chairman
Douglas S. Gelder
Michael A. Serluco

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members are Alan R. Hassman (Chairman), Douglas S. Gelder and Michael A. Serluco.  No person who served as a member of the Compensation Committee during 2009 was a current or former employee of Metro or any of our subsidiaries or, except as previously disclosed, engaged in certain transactions with Metro required to be disclosed by regulations of the SEC. Additionally, there was no Compensation Committee “interlocks” during 2009, which generally means that no executive officer of Metro served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Metro.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN BENEFICIAL STOCKHOLDERS

The following table sets forth certain information, as of December 31, 2009, concerning the number and percentage of shares of our common stock beneficially owned by our directors, our named executive officers, and by our directors and named executive officers as a group.  In addition, the table includes information with respect to other persons known to us to own or may be deemed to own more than five percent of our common stock as of December 31, 2009.

The address for each director and named executive officer is c/o Metro Bancorp, Inc., 3801 Paxton Street, Harrisburg, PA  17111.

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS
AND CERTAIN BENEFICIAL SHAREHOLDERS
			Percent of Outstanding
Name of Beneficial	Number of Shares		Common Stock
Owner or Identity of Group	Beneficially Owned	1	Beneficially Owned	1
Directors

James R. Adair	39,381	2	*
John J. Cardello, CPA	22,182	3	*
Jay W. Cleveland, Jr.	10,064	4	*
Douglas S. Gelder	153,959	5	1.14%
Alan R. Hassman	231,732	6	1.72%
Howell C. Mette	148,066	7	1.10%
Gary L. Nalbandian	526,548	8	3.85%
Michael A. Serluco	204,637	9	1.52%
Samir J. Srouji, M.D.	172,164	10	1.28%

Named Executive Officers Who are not Directors

Mark A. Zody	114,580	11	*
Mark A. Ritter	7,739	12	*
Steve Solk	-		*
D. Scott Huggins	10,389	13	*
All Directors and Named Executive Officers
of Metro, as a group (13 Persons)	1,641,441	14	11.79%

Other Five Percent Beneficial Shareholders

Wellington Management Company, LLP
75 State Street
Boston, MA 02109	1,263,635	15	9.40%

* less than 1%

1
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after December 31, 2009.  Shares subject to outstanding stock options, which an individual has the right to acquire within 60 days after December 31, 2009, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class of stock owned by such individual or any group including such individual only.  Beneficial ownership may be disclaimed as to certain of the securities.

2	Includes 836 shares owned by Mr. Adair’s wife and 24,447 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

3	Includes 17,265 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

4	Includes 3,487 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

5
Includes 31,629 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.  As of the record date, Mr. Gelder has pledged 115,323 shares of the Company common stock in connection with real estate and business loans with the Bank.

6
Includes 55,358 shares owned by Mr. Hassman’s wife and 31,629 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.  As of the record date, Mr. Hassman has pledged 121,113 shares of the Company common stock in connection with business loans with the Bank.

7	Includes 31,629 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plans.

8
Includes 113,128 shares held by Mr. Nalbandian’s individually directed participant account in the NAI/CIR Profit Sharing Trust with respect to which Mr. Nalbandian has sole voting power and 4,424 shares held in trust by Mr. Nalbandian for the benefit of Mr. Nalbandian’s child. Also includes 219,411 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

9	Includes 13,674 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 2001 Directors Stock Option Plan.

10
Includes 58,701 shares owned by Dr. Srouji’s wife, 1,162 shares owned jointly by Dr. Srouji and his wife and 25,456 shares held by Dr. Srouji’s self-directed participant account in the Plastic Surgery P.C. Profit Sharing Plan.  Also includes 28,038 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1990 and 2001 Directors Stock Option Plan.

11
Includes 48,567 shares owned jointly by Mr. Zody and his wife.  Also includes 63,078 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

12	Includes 6,250 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 2006 Employee Stock Option Plan.

13	Includes 7,575 shares of the Company common stock issuable upon the exercise of stock options granted under the Company’s 1996 and 2006 Employee Stock Option Plans.

14
Includes an aggregate of 478,110 shares of the Company common stock issuable to the directors and named executive officers of the Company under the Company’s 1990 and 2001 Stock Option Plans for Non-Employee Directors and the Company’s 1996 and 2006 Employee Stock Option Plans.

15	Based on information provided by the stockholder to Metro, Wellington Management, on behalf of its client accounts, held 1,263,635 shares and had voting power over 1,095,535 shares.

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

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2009, we believe all Section 16(a) filing requirements applicable to these persons were timely complied with.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy and Procedures

The Board is responsible for reviewing and approving all related party transactions. The Board adopted a written related party transactions policy in 2008.  Previously, the Board had reviewed and approved any related party transactions pursuant to an unwritten policy and procedures. Related parties of the Company include our directors, executive officers, any greater than 5% beneficial owner of the Company’s common stock and the immediate family members of any of these groups.

Transactions covered by the policy include any single or series of related transactions between the Company and any related party of to which the Company is a party and from which a related party will derive financial benefit.  The following transactions are not covered by the policy:

•	Transactions available to all employees;
•
Compensation or benefits paid or awarded in the ordinary course of business to an executive officer in connection with such officer’s employment, provided the Company complies with the SEC reporting requirements regarding such compensation;

•	Board-Approved compensation paid or awarded to a director if the compensation is required to be reported in the proxy statement;
•	A transaction arising solely from the ownership of a class of the Company’s equity securities and all holders of that class receive the same benefit; or
•	A transaction involving rendering of services as a common or contract carrier, or public entity, at rates or charges fixed in conformity with law or governmental authority.

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

In addition, the Company and the Bank are subject to Federal Reserve Regulation O, which deals with loans by federally regulated banks to executive officers, directors or 10% controlling stockholders (“Insiders”) of the applicable bank or bank holding company, or an entity controlled by any such Insider. The Company follows a Regulation O policy that prohibits the subsidiary bank from making loans to an Insider unless the loan (i) is made on substantially the same credit terms (including interest rates and collateralization) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and who are not employed by the Bank; and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. The Company and the Bank are examined periodically by bank regulators for compliance with Regulation O. Internal controls exist within the Company and the Bank to ensure that compliance with Regulation O is maintained on an ongoing basis. We believe that these policies provide appropriate levels of control and monitoring of the types of related party transactions that are likely to arise in the nature of our business and the associated risks.

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

Customer Relationships.  During 2008 and 2009, the Bank had, and expects to have in the future, loan and deposit account banking transactions in the ordinary course of business with directors, officers, and principal stockholders (and their associates) of the Company.  All loans and commitments to lend made to such persons and to the companies with which they are associated were made in the ordinary course of business, on substantially the same terms, (including interest rates, collateral on the loans, and repayment terms), as those prevailing at the same time for comparable transactions with persons not related to or employed by the Company.  Management believes that these loans present no more than the normal risk of collectability or other unfavorable features. Also, these loans and extensions of credit are governed by Regulation O. We discuss our process for managing transactions governed by Regulation O above. The loans to these persons and related companies amounted to approximately $15.7 million, or 1%, of total loans outstanding as of December 31, 2009.

Business Relationships.  In the ordinary course of business, we may enter into transactions with, or receive services from, entities affiliated with our directors or their immediate family members including the following:

Howell C. Mette, a director and 1.10% beneficial stockholder of the Company, is a stockholder (owning less than a 5% equity interest) in the law firm of Mette, Evans & Woodside, which the Company retained during 2009, and has retained for 2010.

Gary L. Nalbandian, Chairman, President and CEO of the Company and the Bank, and a 3.85% beneficial stockholder of the Company, is the Vice President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co. (“NAI/CIR”).  The Bank has utilized NAI/CIR to identify sites for its store expansions.  In connection with these transactions, NAI/CIR received commissions from independent third parties related to real estate transactions conducted on behalf of the Bank.  Mr. Nalbandian received no direct financial benefit from such commissions.

Stockholder Relationships.  As of December 31, 2009, Commerce Bancorp LLC, formerly known as Commerce Bancorp, Inc. (“Bancorp”), owned 40,000 shares of the Company’s Series A preferred stock, 100% of the Company’s Trust Capital Securities and 4.47% of the Company’s common stock, having reduced its ownership of common stock from 9.25% as of December 31, 2008.  In 2009, these shares and capital securities were registered in the name of TD Banknorth, Inc., an affiliate of Bancorp.

On and effective as of December 30, 2008, the Company and the Bank entered into a Transition Agreement with TD Bank N.A. and Commerce Bancorp, LLC (formerly Commerce Bancorp, Inc. and together with TD Bank, N.A., “TD”).  The Transition Agreement terminated the Network Agreement dated January 1, 1997, as thereafter amended in April 2002 and September 29, 2004 (the “Network Agreement”) and the Master Services Agreement dated July 21, 2006 and its addenda (the “Master Services Agreement”) by and between the Company, the Bank and/or TD (and/or their predecessors). With timely advance notice by TD under the Network and Master Services agreements, the agreements would have otherwise terminated on December 31, 2009.  The agreements were terminated prior to such date in connection with the March 2008 merger of Commerce Bancorp, Inc. into a subsidiary of TD Bank N.A.

Under the Master Services Agreement, TD had provided various services to the Bank including:

•	maintaining the computer wide area network;
•	proof and encoding;
•	deposit and loan account statement rendering;
•	ATM/VISA Card processing;
•	data processing;
•	advertising support; and
•	call center support.

Pursuant to the Transition Agreement, TD provided to the Bank certain transaction services, representing a continuation of the services provided to the Bank under the terms of the Master Services Agreement through July 15, 2009, at which time TD discontinued the provision of all such services, which thereafter have been provided to the Bank by other service providers. In 2009, the Bank paid approximately $2.2 million for services provided under the Transition Agreement.  Since all services provided by TD under the Transition Agreement were terminated by or on July 15, 2009, TD paid to the Bank a fee in the amount of $6.0 million (“Incentive Fee”).

Independence of Directors

As permitted by the NASDAQ Rules, to assist the Board in evaluating the independence of each of its directors, the Board has adopted categorical standards of independence.  Applying these standards, the Board of Directors has determined that all directors, with the exception of Gary L. Nalbandian, are independent as defined in the applicable NASDAQ Rules. The categorical standards adopted and applied by the Board consist of the following business or charitable relationships which the Board has determined are not material relationships that would impair a director’s independence:

•
Lending relationships, deposit relationships or other financial service relationships (such as depository, transfer, registrar, indenture trustee, trusts and estates, insurance and related products, private banking, investment management, custodial, securities brokerage, cash management and similar services) between the Company or the Bank, on the one hand, and (i) the director; and/or (ii) any Family Member of the director who resides in the same home as the director; and/or (iii) any profit or non-profit entity with which the director is affiliated by reason of being a director, officer, employee, trustee, partner and/or an owner thereof, on the other, provided that (A) such relationships are in the ordinary course of business of the Company or the Bank and are on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and in addition, (B) with respect to any extension of credit by the Bank to any borrower described in clauses (i) – (iii) above, such extension of credit has been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve System and Section 13(k) of the Exchange Act and no extension of credit is on a non-accrual basis.

•
The fact that the director is, or has a Family Member who is, a partner in, or a controlling Stockholder or an Executive Officer of, any organization to which the Company or the Bank made, or from which the Company or the Bank received, payments for property or services in the current or any of the past three fiscal years that do not exceed 5% of the recipient's consolidated gross revenues for that year or $200,000, whichever is more.  Payments shall not include payments received solely from investments in the Company’s securities or payments received under non-discretionary charitable contribution matching programs.

•
Compensation received by the director or the director’s Family Member from the Company or the Bank if the compensation does not exceed $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence.  Compensation does not include compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an Executive Officer) of the Company or the Bank; or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•
The employment by the Company or the Bank of a Family Member of the director provided that such Family Member was or is not an executive officer of the Company and the compensation of any such Family Member was established by the Company or the Bank in accordance with its employment and compensation practices applicable to employees holding comparable positions.

For purposes of the foregoing standards of director independence, a " Family Member" means any of the director's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

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

INDEPENDENT PUBLIC ACCOUNTANTS

Our principal accountant until October 1, 2009, was Beard Miller Company LLP (“BMC”), 320 West Market Street, Harrisburg, PA 17101.  On October 1, 2009, the Company was notified that the audit practice of BMC had been combined with Parente Randolph to form ParenteBeard LLC (“ParenteBeard”).  In the transaction, BMC combined its operations with Parente Randolph and certain of the professional staff and partners of BMC joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, BMC resigned as the auditors of the Company and with the approval of the Audit Committee, ParenteBeard was engaged as its independent registered public accounting firm.

Prior to engaging ParenteBeard, the Company did not consult with ParenteBeard regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by ParenteBeard on the Company’s financial statements, and ParenteBeard did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The reports of the independent registered public accounting firm of BMC regarding the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2008 and 2007, and during the interim period from the end of the 2008 fiscal year through October 1, 2009, the date of BMC’s resignation, there were no disagreements with BMC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BMC would have caused it to make reference to such disagreement in its reports.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2008 and 2007, or during the interim period from the end of 2008 fiscal year through October 1, 2009.

The Sarbanes Oxley Act of 2002 and the auditor independence rules of the SEC require all public accounting firms who audit public companies to obtain authority from their respective audit committees in order to provide professional services without impairing independence. The Audit Committee meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  The Audit Committee also meets with the Company’s independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to the Company’s earnings announcements, to review the results of their auditor’s work.  During the course of the year, the chairman of the audit committee has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and the Company’s independent auditors update the audit committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During fiscal 2009, before BMC or ParenteBeard performed any services for the Company, the Audit Committee was informed that such services were necessary and was advised of the estimated costs of such services.  The Audit Committee then decided whether to approve BMC’s or ParenteBeard’s performance of the services.  In 2009, all services performed by BMC or ParenteBeard were approved in advance pursuant to these procedures.  The Audit Committee determined that the performance by BMC or ParenteBeard of tax services was compatible with maintaining that firm’s independence.

Fees Billed by Independent Public Accountants

Fees for professional services provided by ParenteBeard were as follows for the last two fiscal years:

	2009	2008
Audit Fees1	$334,236	$281,392
Audit-Related Fees2	26,626	14,135
Tax Fees3	23,464	15,125
All Other Fees	-	-
	$384,326	$310,652

1
Includes professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act and procedures relating to SEC filings), including out-of-pocket expenses.

2
Assurance and related services reasonably related to the performance of the audit or review of financial statements include the employee benefit plan audit and other attest services not required by statute or regulations.

3	Tax fees include the preparation of state and federal tax returns and related tax questions and research.

The 2009 fees were approved in accordance with the Audit Committee’s policy.  The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2009 or 2008 total fees.

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

3.2
Amended and Restated Bylaws of Pennsylvania Commerce Bancorp, Inc. (now Metro Bancorp, Inc., incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2007)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Transition Agreement by and between TD Bank, N.A. and Commerce Bancorp LLC on the one hand and Commerce Bank/Harrisburg and Pennsylvania Commerce Bancorp, Inc., on the other hand, effective as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.3
The Company’s 1990 Directors Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.4
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.5	The Company’s 2001 Directors Stock Option Plan, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*.

10.6	The Company’s 2006 Employee Stock Option, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 4, 2008)*

10.7	Employment Agreement dated February 23, 2009 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

10.8	Employment Agreement dated February 23, 2009 with Mark A. Zody (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2009)*

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

13. +	Metro Bancorp, Inc. 2009 Annual Report to Shareholders

21. +	Subsidiaries of the Company

23. +	Consent of ParenteBeard LLC.

24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)

31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)

32. +	Section 1350 Certification by CEO and CFO

99. +	Agreement to Furnish Debt Instruments

(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statement Schedules – None required.

* Denotes a compensatory plan or arrangement
+ Previously filed with the Company’s Form 10-K filed with the SEC on March 16, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date: April 30, 2010	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date: April 30, 2010	By	/s/ Mark A. Zody
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

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	April 30, 2010
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2010
Mark A. Zody

/s/ James R. Adair	Director	April 30, 2010
James R. Adair

/s/ John J. Cardello	Director	April 30, 2010
John J. Cardello

/s/ Douglas S. Gelder	Director	April 30, 2010
Douglas S. Gelder

/s/ Alan R. Hassman	Director	April 30, 2010
Alan R. Hassman

/s/ Howell C. Mette	Director	April 30, 2010
Howell C. Mette

/s/ Michael A. Serluco	Director	April 30, 2010
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	April 30, 2010
Samir J. Srouji, M.D.