Form 10-Q
period 2010-03-31
METRO BANCORP, INC.
filed 2010-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	13,507,249 Common shares outstanding at 4/30/2010

METRO BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	(in thousands, except share and per share amounts)	March 31, 2010	December 31, 2009
Assets	Cash and cash equivalents	$41,860	$40,264
	Securities, available for sale at fair value	441,442	388,836
	Securities, held to maturity at cost
	(fair value 2010: $113,824; 2009: $119,926)	110,935	117,815
	Loans, held for sale	10,208	12,712
	Loans receivable, net of allowance for loan losses
	(allowance 2010: $15,178; 2009: $14,391)	1,394,398	1,429,392
	Restricted investment in bank stock	21,630	21,630
	Premises and equipment, net	93,040	93,780
	Other assets	57,678	43,330
	Total assets	$2,171,191	$2,147,759
Liabilities	Deposits:
	Noninterest-bearing	$349,729	$319,850
	Interest-bearing	1,497,966	1,494,883
	Total deposits	1,847,695	1,814,733
	Short-term borrowings and repurchase agreements	51,775	51,075
	Long-term debt	54,400	54,400
	Other liabilities	14,102	27,529
	Total liabilities	1,967,972	1,947,737
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 25,000,000 shares authorized; issued and outstanding – 2010: 13,491,304; 2009: 13,448,447	13,491	13,448
	Surplus	147,958	147,340
	Retained earnings	49,691	49,705
	Accumulated other comprehensive loss	(8,321)	(10,871)
	Total stockholders’ equity	203,219	200,022
	Total liabilities and stockholders’ equity	$2,171,191	$2,147,759

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

		Three Months Ended
	(in thousands,	March 31,
	except per share amounts)	2010	2009
Interest	Loans receivable, including fees:
Income	Taxable	$17,537	$18,812
	Tax-exempt	1,144	999
	Securities:
	Taxable	5,399	5,477
	Tax-exempt	14	16
	Federal funds sold	1	-
	Total interest income	24,095	25,304
Interest	Deposits	3,667	4,332
Expense	Short-term borrowings	66	426
	Long-term debt	929	1,209
	Total interest expense	4,662	5,967
	Net interest income	19,433	19,337
	Provision for loan losses	2,400	3,200
	Net interest income after provision for loan losses	17,033	16,137
Noninterest	Service charges and other fees	5,894	5,646
Income	Other operating income	150	175
	Gains (losses) on sales of loans	194	(322)
	Total fees and other income	6,238	5,499
	Other-than-temporary impairment losses	(3,337)	-
	Portion recognized in other comprehensive income (before taxes)	2,424	-
	Net impairment loss on investment securities	(913)	-
	Gains on sales/calls of securities	621	-
	Total noninterest income	5,946	5,499
Noninterest	Salaries and employee benefits	10,254	9,999
Expenses	Occupancy	2,285	2,024
	Furniture and equipment	1,144	1,011
	Advertising and marketing	832	520
	Data processing	3,140	2,034
	Postage and supplies	314	473
	Regulatory assessments and related fees	1,169	782
	Telephone	923	698
	Loan expense	352	378
	Core system conversion/branding	-	588
	Merger/acquisition	17	230
	Consulting fees	742	60
	Other	2,703	1,830
	Total noninterest expenses	23,875	20,627
	Income (loss) before taxes	(896)	1,009
	Provision (benefit) for federal income taxes	(902)	172
	Net income	$6	$837
	Net Income per Common Share:
	Basic	$0.00	$0.13
	Diluted	0.00	0.13
	Average Common and Common Equivalent Shares Outstanding:
	Basic	13,469	6,465
	Diluted	13,469	6,518
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2009	$400	$6,446	$73,221	$51,683	$(17,280)	$114,470
Comprehensive income:
Net income	-	-	-	837	-	837
Other comprehensive income	-	-	-	-	2,675	2,675
Total comprehensive income						3,512
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 26,543 shares issued under stock option plans, including tax benefit of $51	-	27	341	-	-	368
Common stock of 230 shares issued under employee stock purchase plan	-	-	4	-	-	4
Proceeds from issuance of 18,305 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	18	292	-	-	310
Common stock share-based awards	-	-	353	-	-	353
Balance, March 31, 2009	$400	$6,491	$74,211	$52,500	$(14,605)	$118,997

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income:
Net income	-	-	-	6	-	6
Other comprehensive income	-	-	-	-	2,550	2,550
Total comprehensive income						2,556
Dividends declared on preferred stock	-	-	-	(20)	-	(20)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	-	12	91	-	-	103
Common stock of 110 shares issued under employee stock purchase plan	-	-	1	-	-	1
Proceeds from issuance of 31,369 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	31	353	-	-	384
Common stock share-based awards	-	-	173	-	-	173
Balance, March 31, 2010	$400	$13,491	$147,958	$49,691	$(8,321)	$203,219

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

		Three Months Ending March 31,
	(in thousands)	2010	2009
Operating Activities	Net income	$6	$837
	Adjustments to reconcile net income to net cash provided (used) by operating activities:
	Provision for loan losses	2,400	3,200
	Provision for depreciation and amortization	1,355	1,190
	Deferred income taxes	(843)	284
	Amortization of securities premiums and accretion of discounts, net	17	213
	Gains on sales/ calls of securities	(621)	-
	Other-than-temporary security impairment losses	913	-
	Proceeds from sales of loans originated for sale	9,931	34,267
	Loss on write down on foreclosed real estate	378	-
	Loans originated for sale	(7,233)	(35,496)
	(Gains) losses on sales of loans originated for sale	(194)	322
	(Gains) losses on sale of foreclosed real estate	(14)	21
	Loss on disposal of equipment	47	-
	Stock-based compensation	173	353
	Amortization of deferred loan origination fees and costs	427	503
	Increase in other assets	(15,609)	(67)
	Decrease in other liabilities	(13,427)	(785)
	Net cash provided (used) by operating activities	(22,294)	4,842
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	6,879	10,832
	Securities available for sale:
	Proceeds from principal repayments, calls and maturities	41,001	16,703
	Proceeds from sales	24,984	-
	Purchases	(114,782)	-
	Proceeds from sales of loans receivable	-	2,819
	Proceeds from sale of foreclosed real estate	744	270
	Net decrease (increase) in loans receivable	31,597	(15,025)
	Proceeds from sale of premises and equipment	4	-
	Purchases of premises and equipment	(666)	(2,125)
	Net cash provided (used) by investing activities	(10,239)	13,474

Financing Activities	Net increase (decrease) in demand, interest checking, money market, and savings deposits	57,448	(6,763)
	Net (decrease) increase in time deposits	(24,486)	41,395
	Net increase (decrease) in short-term borrowings	700	(63,600)
	Proceeds from common stock options exercised	78	317
	Proceeds from dividend reinvestment and common stock purchase plan	384	310
	Tax benefit on exercise of stock options	25	51
	Cash dividends on preferred stock	(20)	(20)
	Net cash provided (used) by financing activities	34,129	(28,310)
	Increase (decrease) in cash and cash equivalents	1,596	(9,994)
	Cash and cash equivalents at beginning of year	40,264	49,511
	Cash and cash equivalents at end of period	$41,860	$39,517
Supplementary cash flow information:
Transfer of loans to foreclosed assets		$570	$1,462

See accompanying notes.

METRO BANCORP, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1.                 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on the Company’s accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. (the Company) and its consolidated subsidiaries including Metro Bank (the Bank). All material intercompany transactions have been eliminated. Certain amounts from prior year have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on the Company’s stockholders’ equity or net income.

Note 2.                 STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the three months ended March 31, 2010 and 2009, respectively: risk-free interest rates of 3.3% and 2.3%; volatility factors of the expected market price of the Company's common stock of .45 and .30; weighted average expected lives of the options of 8.8 years for March 31, 2010 and 8.3 years for March 31, 2009; and no cash dividends. Using these assumptions, the weighted average fair value of options granted for the three months ended March 31, 2010 and 2009 was $6.44 and $6.10 per option, respectively. In the first three months of 2010, the Company granted 185,400 options to purchase shares of the Company’s stock at the exercise price of $12.28 per share.

The Company recorded stock-based compensation expense of approximately $173,000 and $353,000 during the three months ended March 31, 2010 and March 31, 2009, respectively. In the first quarter of 2010, the Company reversed $200,000 of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

Note 3.                 NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued guidance that prescribes the information that a reporting entity must provide in its financial reports about any transfers of financial assets; the effects of such transfers on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. The concept of a qualifying special-purpose entity is no longer part of this guidance. The guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance has not had a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance which requires a company to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the company that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also amends existing consolidation guidance that required ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity. This guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance has not had a material impact on our consolidated financial statements.

In January 2010, the FASB issued additional guidance to improve the disclosures for fair value measurements. The guidance requires new disclosures that report separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and that describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance also provides clarity to existing disclosures regarding the level of disaggregation and input and valuation techniques. This update, with the exception of the Level 3 requirements, was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance has not had a material impact on our consolidated financial statements.  The Level 3 requirements have a delayed effective date for interim and annual reporting periods beginning after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2010, the FASB amended the guidance related to the disclosure of subsequent events. The amendment removes the requirement for the disclosure of a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment was effective upon issuance and did not have a material impact on our consolidated financial statements.

Note 4.                 COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At March 31, 2010, the Company had $358.2 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Metro announced it had entered into a service agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. Future obligation for support, license fees and processing services of $46.7 million is expected over the next six years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions.

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

Note 5.                 OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income item that the Company presently has is net unrealized gains on securities available for sale and unrealized losses for noncredit-related impairment losses. The federal income taxes allocated to the net unrealized gains are presented in the following table:

	Three Months Ended March 31,
(in thousands)	2010	2009
Unrealized holding gains arising during the period	$701	$4,115
Reclassification for net realized gains on securities recorded in income	992	-
Noncredit related other-than-temporary impairment losses on securities not expected to be sold	2,424	-
Subtotal	4,117	4,115
Income taxes	(1,567)	(1,440)
Other comprehensive income, net of tax impact	$2,550	$2,675

Note 6.                 GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $30.1 million of standby letters of credit at March 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at March 31, 2010 and December 31, 2009 for guarantees under standby letters of credit issued.

Note 7.                 FAIR VALUE DISCLOSURE

The Company uses its best judgment in estimating the fair value of its financial instruments; however, there are inherent weaknesses in any estimation technique due to assumptions that are susceptible to significant change.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy in selecting inputs with the highest priority given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements):

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2010 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$441,442	$-	$441,442	$-

For financial assets measured at fair value on a recurring basis at December 31, 2009, the fair value measurements by level within the fair value hierarchy were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$388,836	$-	$388,836	$-

As of March 31, 2010 and December 31, 2009, the Company did not have any liabilities that were measured at fair value on a recurring basis.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Foreclosed assets	$5,067	$-	$-	$5,067
Total	$5,067	$-	$-	$5,067

There were no impaired loans with specific reserve allocations as of March 31, 2010.

For financial assets measured at fair value on a nonrecurring basis at December 31, 2009, the fair value measurements by level within the fair value hierarchy were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Security held to maturity	$4,010	$-	$4,010	$-
Impaired loans	383	-	-	383
Foreclosed assets	686	-	-	686
Total	$5,079	$-	$4,010	$1,069

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and at December 31, 2009:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2010 or the year ended December 31, 2009.

Loans Receivable (Carried at Cost)

The fair value of loans, excluding impaired loans with specific loan allowances, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Bank has measured impairment of generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows. At March 31, 2010 there were no loans with specific reserve allocations. At December 31, 2009, the fair value consisted of impaired loan balances with reserve allocations, and their associated loan relationships, of $383,000, after a valuation allowance of $900,000.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.  The restricted investment in bank stock consisted of Federal Home Loan Bank stock at March 31, 2010 and December 31, 2009.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

Fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity. The carrying value of foreclosed assets, with a valuation allowance recorded subsequent to initial foreclosure, was $5.1 million which is net of a valuation allowance of $378,000 that was established in 2010. There were no foreclosed assets with a subsequent valuation allowance recorded during the first quarter of 2009.

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

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,860	$41,860	$40,264	$40,264
Securities	552,377	555,266	506,651	508,762
Loans, net (including loans held for sale)	1,404,606	1,391,912	1,442,104	1,424,648
Restricted investment in bank stock	21,630	21,630	21,630	21,630
Accrued interest receivable	7,617	7,617	7,010	7,010
Financial liabilities:
Deposits	$1,847,695	$1,850,706	$1,814,733	$1,818,045
Long-term debt	54,400	49,350	54,400	42,786
Short-term borrowings	51,775	51,775	51,075	51,075
Accrued interest payable	846	846	930	930
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

Note 8.                      SECURITIES

The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$50,002	$244	$(71)	$50,175
Residential mortgage-backed securities	67,256	1,027	(1,293)	66,990
Agency collateralized mortgage obligations	237,540	1,717	(1,512)	237,745
Private-label collateralized mortgage obligations	99,251	-	(12,719)	86,532
Total	$454,049	$2,988	$(15,595)	$441,442
Held to Maturity:
U.S. Government agency securities	$25,000	$-	$(270)	$24,730
Residential mortgage-backed securities	51,822	2,616	-	54,438
Agency collateralized mortgage obligations	28,375	952	-	29,327
Private-label collateralized mortgage obligations	3,740	-	(449)	3,291
Corporate debt securities	1,998	40	-	2,038
Total	$110,935	$3,608	$(719)	$113,824

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$55,004	$69	$(315)	$54,758
Residential mortgage-backed securities	80,916	1,419	(1,748)	80,587
Agency collateralized mortgage obligations	149,233	1,694	(799)	150,128
Private-label collateralized mortgage obligations	120,407	-	(17,044)	103,363
Total	$405,560	$3,182	$(19,906)	$388,836
Held to Maturity:
U.S. Government agency securities	$25,000	$-	$(458)	$24,542
Residential mortgage-backed securities	54,822	2,287	-	57,109
Agency collateralized mortgage obligations	30,362	844	-	31,206
Private-label collateralized mortgage obligations	4,010	-	(602)	3,408
Corporate debt securities	1,997	37	-	2,034
Municipal securities	1,624	3	-	1,627
Total	$117,815	$3,171	$(1,060)	$119,926

The amortized cost and fair value of debt securities at March 31, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$1,998	$2,038
Due after one year through five years	15,002	15,103	-	-
Due after five years through ten years	35,000	35,072	25,000	24,730
Due after ten years	-	-	-	-
	50,002	50,175	26,998	26,768
Residential mortgage-backed securities	67,256	66,990	51,822	54,438
Agency collateralized mortgage obligations	237,540	237,745	28,375	29,327
Private-label collateralized mortgage obligations	99,251	86,532	3,740	3,291
Total	$454,049	$441,442	$110,935	$113,824

During the first quarter of 2010, the Company sold 12 mortgage-backed securities with a fair market value of $25.0 million. All of the securities had been classified as available for sale and the Company realized a pretax gross gain of $621,000.  The securities sold included nine private-label mortgage-backed securities with a fair market value of $12.9 million. The Company uses the specific identification method to record security sales.

The following table summarizes the Company’s gains and losses on the sales or calls of debt securities and losses recognized for the other-than-temporary impairment (OTTI) of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	Other-Than- Temporary Impairment (Losses)	Net Gains (Losses)
Three Months Ended:
March 31, 2010	$621	$-	$(913)	$(292)
March 31, 2009	-	-	-	-

The following table shows the fair value and gross unrealized losses associated with the Company’s investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: U.S. Government agency securities	$9,929	$(71)	$-	$-	$9,929	$(71)
Residential mortgage-backed securities	47,682	(1,293)	-	-	47,682	(1,293)
Agency collateralized mortgage obligations	93,862	(1,195)	30,111	(317)	123,973	(1,512)
Private-label collateralized mortgage obligations	7,740	(795)	78,792	(11,924)	86,532	(12,719)
Total	$159,213	$(3,354)	$108,903	$(12,241)	$268,116	$(15,595)
Held to Maturity: U.S. Government agency securities	$24,730	$(270)	$-	$-	$24,730	$(270)
Private-label collateralized mortgage obligations	-	-	3,291	(449)	3,291	(449)
Total	$24,730	$(270)	$3,291	$(449)	$28,021	$(719)

	December 31, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: U.S. Government agency securities	$29,685	$(315)	$-	$-	$29,685	$(315)
Residential mortgage-backed securities	47,654	(1,748)	-	-	47,654	(1,748)
Agency collateralized mortgage obligations	43,641	(352)	45,057	(447)	88,698	(799)
Private-label collateralized mortgage obligations	8,233	(652)	95,130	(16,392)	103,363	(17,044)
Total	$129,213	$(3,067)	$140,187	$(16,839)	$269,400	$(19,906)
Held to Maturity: U.S. Government agency securities	$24,542	$(458)	$-	$-	$24,542	$(458)
Private-label collateralized mortgage obligations	-	-	3,408	(602)	3,408	(602)
Total	$24,542	$(458)	$3,408	$(602)	$27,950	$(1,060)

The Company’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMOs). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer; however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many types of CMOs.

In determining fair market values for its portfolio holdings, the Company has consistently relied upon a third-party provider. Under the current guidance, these values are considered Level 2 inputs, based upon matrix pricing and observed data from similar assets. They do not reflect the Level 3 inputs that would be derived from internal analysis or judgment. Beginning in 2009, the Bank took the additional step of obtaining fair market values from a second, independent broker as a reasonableness check. While street bids provide definitive fair market values, they do so only when the bidders believe there is a legitimate transaction occurring. Otherwise, the street will “bid” using Level 2 matrix pricing. The Bank does not manage a trading portfolio, and is not typically a seller from either its available-for-sale or held-to-maturity portfolios. Therefore, the street bids will converge with matrix pricing, will add no value, and will potentially damage our reputation when legitimate bids are wanted. Absent direct quotes, or Level 1 inputs, the Bank must rely upon the brokerage community to provide consistently reasonable valuations. Metro Bank has significantly enhanced its portfolio analysis over the past 2 years, including cash flow projections and loss analytics. Through these enhancements, the Company has an improved understanding of the forces affecting the fair market values of its portfolio holdings and can more appropriately manage these assets. The Bank cannot, however, replicate the overview of the brokerage community which sees the entire marketplace and can provide greater guidance on values of similar assets. In short, their Level 2 inputs provide the best, most consistent pricing and the Company expects to continue to rely upon and report their valuations.  The Bank has no investment securities with price indications based on Level 1 or on Level 3 inputs and, as such, there have been no transfers among the three categories.

The unrealized losses in the Company’s investment portfolio at March 31, 2010 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies,  includes three agency debentures, four agency mortgage-backed pass-through securities and fifteen government agency sponsored CMOs. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including the London Interbank Offered Rate (LIBOR) and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity.  It is also unlikely that the Bank will be required to sell the securities before a full recovery is made.  The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

The second type of security in the Company’s investment portfolio with unrealized losses at March 31, 2010 was private-label CMOs. As of March 31, 2010, the Company owned 22 such non-agency CMO securities in its investment portfolio with a total amortized cost of $103.0 million. Management performs no less than quarterly assessments of these securities for OTTI and to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Bank’s cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Bank’s Asset/Liability Committee (ALCO) which indicates if the Bank has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Bank knows of no contractual or regulatory obligations that would require these bonds to be sold.

Next, in order to bifurcate the impairment into its components, the Bank uses the Bloomberg analytical service to analyze each individual security. The Bank looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted average coupon, weighted average maturity, weighted average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Bank analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Bank uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Bank reports it findings based upon the three month data points for Constant Prepayment Rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends. For management purposes, the Bank also analyzes each bond using an assumed, projected default rate based upon each pool’s most recent level of 90-day delinquencies, bankruptcies and foreclosed real estate. This projected analysis also assumes loss severity percentages subjectively assigned to each pool based upon credit ratings.

When the analysis shows a bond to have no projected loss, there is considered to be no credit-related loss. When the analysis shows a bond to have a projected loss, a cash flow projection is created, including the projected loss, for the duration of the bond. This projection is then used to calculate the present value of the cash flows expected to be collected and compared to the amortized cost basis. The difference between these two figures is recognized as the amount of impairment due to credit loss. The difference between the total impairment and this credit loss portion is determined to be the amount related to all other factors. The amount of impairment related to credit loss is to be recognized in current earnings while the amount of impairment related to all other factors is to be recognized in other comprehensive income.

Using this method, the Bank determined that to-date, nine of its private-label CMOs have had losses attributable to credit. This was due to a number of factors including the bonds’ credit ratings and rising trends for delinquencies, bankruptcies and foreclosures on the underlying collateral. Of the nine, four no longer indicated a loss position due to credit as of March 31, 2010 while, two bonds with losses attributable to credit are included for the first time as of March 31, 2010. The Bank previously recognized a loss attributable to credit on two of the bonds, however, as of March 31, 2010, the present value of the cash flows for these two bonds was greater than the carrying value, and therefore no further write-downs were required. The analysis for one bond, which had losses attributable to credit in the previous periods, showed additional losses in cash flow as of March 31, 2010. Total losses attributable to credit issues during the quarter ending March 31, 2010 were $913,000 and total life-to-date losses on the previous mentioned nine bonds attributable to credit issues are $3.3 million.  There has been no re-capture of the previous write-downs.  The non credit losses in other comprehensive income on the nine private label CMOs considered to have credit impairment totaled $9.3 million at March 31, 2010. This compares to cumulative non credit loss in other comprehensive income on those same private label CMOs of $12.6 million at December 31, 2009.

The roll-forward of the amount of the credit losses which have been recognized in earnings for the private-label CMOs previously mentioned is as follows:

(in thousands)	January 1, 2010 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	March 31, 2010 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Private-label CMOs	$ 2,338	$ 647	$ 266	$ 3,251
Total	$ 2,338	$ 647	$ 266	$ 3,251
Held to Maturity:
Private-label CMOs	$ 3	$ -	$ -	$ 3
Total	$ 3	$ -	$ -	$ 3
Net impairment loss on investment securities	$ 2,341	$ 647	$ 266	$ 3,254

During the first quarter of 2010, the Bank sold nine private-label CMOs, each of which had previously been in an unrealized loss position but had subsequently recovered their cost basis. None of the nine were securities recognized in the table of OTTI credit losses above. All nine securities had been classified as available for sale and had a total carrying value of $12.9 million. The Company realized proceeds of $12.9 million for a pretax gain of $25,000.

Note 9.                      SUBSEQUENT EVENTS

In its Current Report on Form 8-K, dated May 4, 2010, the Company disclosed that on April 29, 2010, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, the Bank agreed to the issuance of a Consent Order (“Order”) by the FDIC and to the issuance of a substantially similar consent order by the Pennsylvania Department of Banking.  The Order requires the Bank to take all necessary steps to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC.  The Bank must comply with provisions of the Order over periods ranging from 30 to 210 days from April 29, 2010.  An estimate of the financial effect of the Order on the Company cannot be made at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of operations. This section should be read in conjunction with the Company's financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved.  You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company’s Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

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

EXECUTIVE SUMMARY

The Company recorded net income of $6,000, or $0.00 per share, for the first quarter of 2010 versus $837,000, or $0.13 per fully-diluted share, for the same period one year ago. Total revenues for the three months ended March 31, 2010 were $25.4 million, up $543,000, or 2%, over the same period in 2009.

The net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2010 was 4.00% compared to 3.94% for the same period in 2009. Average interest earning assets for the first quarter of 2010 were $2.01 billion versus $2.02 billion for the first quarter of 2009 with a yield of 4.94% and 5.14% on those average earning assets in their respective years. Interest income earned totaled $24.7 million (on a fully tax-equivalent basis) for the first quarter of 2010; down $1.13 million, or 4%, from the same period one year ago.  This decrease was the result of a shift in the mix of interest-earning assets as well as a decrease in the yield on those earning assets due to the continued low interest rate environment that has existed over the past fifteen months. In addition, interest income for the first quarter of 2010 was negatively impacted by the reversal of $201,000 of accrued interest income associated with loans which were reclassified to nonaccrual status during the quarter. Total interest expense for the first quarter was down $1.3 million, or 22%, from the first quarter of 2009 as a result of a 26 basis point (bp) reduction in the Company’s total cost of funds from 1.20% to 0.94%.

The decrease in net income and net income per share is attributable to a 2% increase in revenues offset by a 16% increase in noninterest expenses, primarily a result of the transition of operational services away from TD Bank in June 2009. Advertising expenses were higher in the first quarter of 2010 as a result of a reduction in advertising in the first quarter of 2009 in anticipation of the rebranding that occurred in the second quarter of 2009.  The Company also experienced higher FDIC premiums due to an increase in rates as well as an increase in average deposits.  In addition other expenses were higher as a result of increased costs related to foreclosed assets, problem loans and consulting expenses.

For the first three months of 2010, total net loans decreased by $35.0 million, or 2%, from $1.43 billion at December 31, 2009 to $1.39 billion at March 31, 2010. Over the past twelve months, total net loans (excluding loans held for sale) declined by $35.7 million, or 2%, from $1.43 billion. Our loan to deposit ratio, which excludes loans held for sale, was 76% at March 31, 2010 compared to 80% at December 31, 2009.

Total deposits increased $33.0 million, or 2%, from $1.81 billion at December 31, 2009 to $1.85 billion at March 31, 2010. During the same period, core deposits grew by $36.9 million, or 2%. Over the past twelve months, our total consumer core deposits increased by $101.9 million, or 13%, and account for 50% of core deposits.

Total borrowings and long-term debt increased by $700,000 from $105.5 million at December 31, 2009 to $106.2 million at March 31, 2010. Of the total at March 31, 2010, $51.8 million were short-term borrowings and $54.4 million were considered long-term debt.

Nonperforming assets and loans past due 90 days at March 31, 2010 totaled $53.5 million, or 2.46%, of total assets, as compared to $45.6 million, or 2.12%, of total assets, at December 31, 2009 and $30.4 million, or 1.44%, of total assets one year ago. The Company’s first quarter provision for loan losses totaled $2.4 million compared to $3.2 million recorded in the first quarter of 2009. The allowance for loan losses totaled $15.2 million as of March 31, 2010, a decrease of $1.1 million, or 6%, from the total allowance at March 31, 2009 but an increase compared to $14.4 million at December 31, 2009. The allowance represented 1.08% and 1.12% of gross loans outstanding at March 31, 2010 and 2009, respectively and compared to 1.00% of gross loans at December 31, 2009.

Total net charge-offs for the first quarter were $1.6 million versus $3.7 million for the first quarter of 2009. Approximately $1.3 million, or 82%, of total charge-offs for the first quarter of 2010 were associated with two separate loan relationships.  Likewise, two separate loan charge-offs totaling $3.6 million, accounted for 97% of total net charge-offs for the first quarter one year ago.

Noninterest income totaled $5.9 million for the first quarter of 2010, up $447,000, or 8%, over the same period one year ago. Noninterest income for the first quarter of 2010 was impacted by net securities losses of $292,000, primarily the result of credit related other-than-temporary impairment charges totaling $913,000 on private-label CMOs held in the Company’s securities portfolio.

Stockholders’ equity increased by $84.2 million, or 71%, over the past twelve months to $203.2 million primarily as a result of the stock offering which occurred in the Fall of 2009. Total stockholder’s equity increased by $3.2 million, or 2%, from December 31, 2009. The Company’s consolidated leverage ratio as of March 31, 2010 was 11.08% and its total risk-based capital ratio was 14.83%.

A summary of financial highlights for the first three months of 2010 compared to the same period in 2009 is summarized below:

(in millions, except per share amounts and where noted otherwise)	March 31, 2010	March 31, 2009	% Change

Total assets	$2,171.2	$2,115.3	3%
Total loans (net)	1,394.4	1,430.1	(2)
Total deposits	1,847.7	1,668.6	11
Total stockholders’ equity	203.2	119.0	71

Total revenues	$25.4	$24.8	2%
Total noninterest expenses	23.9	20.6	16
Net income (in thousands)	6	837	(99)

Diluted net income per share	$0.00	$0.13	(100)%

As previously disclosed, on Form 8-K in March 2010 the planned acquisition of Republic First was terminated on March 15, 2010. The Company did not incur any penalties due to termination of the merger agreement. All costs and expenses incurred in connection with the merger agreement and the transactions contemplated were expensed as incurred in all periods.

Our growth plan includes continued de novo expansion in our existing Central Pennsylvania footprint as well as expanding in Metro Philadelphia. Accordingly, we anticipate continued balance sheet and revenue growth as a result of the expansion. However, operating results for the remainder of 2010 and the years that follow could potentially be heavily impacted by the overall state of the local and global economy.

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

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. In addition to calculating and the testing of loss factors, we periodically evaluate qualitative factors which include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	changes in the nature and volume of the portfolio and the terms of loans;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	changes in the quality of our loan review system;

•	changes in the experience, ability and depth of lending management and other relevant staff;

•	the existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•
changes in international, national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted Share-Based

Payment guidance using the modified prospective method. The guidance requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The grant-date fair value and ultimately the amount of compensation expense recognized is dependent upon certain assumptions we make such as the expected term the options will remain outstanding, the volatility and dividend yield of our company stock and risk free interest rate. This critical Accounting policy is more fully described in Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other-than-Temporary Impairment of Investment Securities. We perform periodic reviews of the fair value of the securities in the Company’s investment portfolio and evaluate individual securities for declines in fair value that may be other-than-temporary. If declines are deemed other-than-temporary, an impairment loss is recognized against earnings and the security is written down to its current fair value.

Effective April 1, 2009, the Company adopted the provisions to fair value measurement guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments. This critical Accounting policy is more fully described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for the period ended March 31, 2010.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted fair value measurements guidance, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The  fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended March 31, 2010. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At March 31, 2010, the fair value of assets based on level 3 measurements constituted 1% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The entire investment portfolio constitutes 99% of the Company’s assets measured at fair value.  All securities are measured using Level 2 inputs. (Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.) Management utilizes a third party service provider to aid in the determination of the fair value of the portfolio. If quoted market prices are not available, fair values are generally based on quoted market prices of comparable instruments. Securities that are debenture bonds and pass through mortgage backed investments that are not quoted on an exchange, but are traded in active markets, were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $2.01 billion for the first quarter of 2010, compared to $2.02 billion for the first quarter in 2009. For the quarter ended March 31, total loans receivable including loans held for sale, averaged $1.43 billion in 2010 compared to $1.49 billion in 2009. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its lower level of new loan originations as compared to the level of originations in previous years. For the same two quarters, total securities averaged $572.3 million and $527.0 million, respectively. The increase is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $215.1 million, or 13%, for the first quarter of 2010 compared to the first quarter of 2009. This increase was primarily used to reduce the level of borrowed funds. Total interest-bearing deposits averaged $1.50 billion for the first quarter of 2010, compared to $1.33 billion for the first quarter one year ago and average noninterest bearing deposits increased by $39.8 million, or 14%, to $325.4 million. Short-term borrowings, which consists of overnight advances from the Federal Home Loan Bank, averaged $51.2 million for the first quarter of 2010 versus $308.1 million for the same quarter of 2009.

The fully-taxable equivalent yield on interest-earning assets for the first quarter of 2010 was 4.94%, a decrease of 20 basis points (bps) from the comparable period in 2009. This decrease resulted from lower yields on our loan and securities portfolios during the first quarter of 2010 as compared to the same period in 2009. Floating rate loans represent approximately 42% of our total loans receivable portfolio. As of March 31, 2010, approximately $86.0 million, or 15% of the Bank’s investment securities had a floating interest rate and provide a yield that consists of a fixed spread tied to the one month London Interbank Offered Rate (LIBOR).  The average one month LIBOR rate decreased 23 bps over the past 12 months from an average of 0.46% during the first quarter of 2009 to an average of 0.23% during the first quarter of 2010. During the first quarter of 2010, the Company experienced a decline in yield in the investment portfolio of 9 basis points from the previous quarter. In addition to the normal run-off of higher coupon mortgage-backed securities, the primary driver of this decline in yield has been the intentional move to a more conservative portfolio structure. The most notable example is the strategic sale, during the first quarter of 2010, of $12.9 million of private-label CMOs with a weighted average coupon on 5.33%. The proceeds were re-invested in tightly-structured Agency CMOs yielding 3.52%. The Bank believes it will be better served from this posture both from a credit risk position and from an interest rate risk position.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout the remainder of 2010.

Also contributing to the lower yield on interest earning assets was the shift in the mix of such assets as previously mentioned.  Average loans outstanding as a percentage of total earning assets were 71% for the first quarter of 2010 as compared to 74% for the same period one year ago.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2010 was 1.17%, compared to 1.41% for the first quarter of 2009. Our deposit cost of funds decreased 28 bps from 1.09% in the first quarter of 2009 to 0.81% for the first quarter of 2010. The average cost of short-term borrowings decreased from 0.55% to 0.51% during the same period. The aggregate average cost of all funding sources for the Company was 0.94% for the first quarter of 2010, compared to 1.20% for the same quarter of the prior year. The decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the first quarter as compared to the same period in 2009. At March 31, 2010, $282.4 million, or 15%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, or 30-day

LIBOR interest rate. Late in the third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 30% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 0.22% in the first quarter of 2009 to 0.10% in the first quarter of 2010 thereby significantly reducing the average interest rate paid on these deposits. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposit (CDs) that were originated in years past at much higher interest rates matured over the past twelve months, these funds have been renewed into new CDs with much lower interest rates.  As a result, our average rate paid on time deposits decreased by 79 bps from 3.33% for the first quarter of 2009 to 2.54% for the first quarter of 2010.

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

Net interest income, on a fully tax-equivalent basis, for the first quarter of 2010 increased by $174,000, or 1%, over the same period in 2009. This increase resulted from a reduction in interest rates paid on deposits and short-term borrowing sources offset by a decrease in the yield on earning assets, both as discussed in the previous section of this Form 10-Q. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $24.7 million for the first quarter of 2010, a decrease of $1.1 million, or 4%, from 2009.  Interest income on loans receivable including loans held for sale, on a tax-equivalent basis, decreased by $1.0 million, or 5%, from the first quarter of 2009. This is primarily the result of approximately an $800,000 decrease in loan interest income due to a lower level of loans receivable outstanding. Also impacting loan interest income for the first quarter of 2010 was the reversal of $201,000 of accrued interest income associated with loans which were reclassified to non-accrual status during the quarter as well as the impact of lower interest rates associated with our floating rate loans and new fixed rate loans generated over the past twelve months. Interest income on the investment securities portfolio decreased by $83,000, or 2%, for the first quarter of 2010 as compared to the same period last year. Although the average balance of the investment portfolio in the first quarter of 2010 increased $45.3 million from the first quarter of 2009, it was not enough to overcome the 39 bps drop in average yield. During the first quarter of 2010, cash flows from the securities portfolio were reinvested back into the portfolio.

Interest expense for the first quarter decreased $1.3 million, or 22%, from $6.0 million in 2009 to $4.7 million in 2010. Interest expense on deposits decreased by $665,000, or 15%, from the first quarter of 2009 while interest expense on short-term borrowings decreased by $360,000, or 85%, for the same period. Interest expense on long-term debt decreased by $280,000, or 51%, as a result of the maturity of a $25 million two-year borrowing from the Federal Home Loan Bank which matured in September 2009.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.77% during the first quarter of 2010 compared to 3.73% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 6 bps, from 3.94% for the first quarter of 2009 to 4.00% for the first quarter of 2010, as a result of the decrease in the cost of funding sources partially offset by the decreased yield on interest earning assets as previously discussed.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $2.4 million to the allowance for loan losses for the first quarter of 2010 as compared to $1.8 million for the previous quarter and compared to $3.2 million for the first quarter of 2009. The higher provision for loan losses for the first quarter in the prior year is directly related to the much higher level of net charge-offs incurred during the first three months of 2009 compared to the same period in 2010.  Nonperforming loans totaled $46.3 million at March 31, 2010, up from $37.7 million at December 31, 2009 and compared to $29.4 million at March 31, 2009. Total nonperforming assets were $53.5 million at March 31, 2010 compared to $45.6 million as of December 31, 2009 and up from $30.4 million at March 31, 2009. Nonperforming assets as a percentage of total assets increased from 2.12% at December 31, 2009 to 2.46% at March 31, 2010. This same ratio was 1.44% at March 31, 2009. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the first quarter of 2010 were $1.6 million, or 0.46% (annualized) of average loans outstanding, excluding loans held for sale, compared to total net charge-offs of $3.7 million, or 1.03% (annualized) of average loans outstanding, for the same period in 2009. Of the $1.6 million, approximately $1.3 million, or 81%, were commercial business loans and $244,000, or 15%, were commercial real estate loans.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.08% at March 31, 2010, as compared to 1.00% at December 31, 2009, and 1.12% at March 31, 2009.

Noninterest Income

Noninterest income for the first quarter of 2010 increased by $447,000, or 8%, over the same period in 2009. Core noninterest income, comprised primarily of deposit service charges and fees, totaled $6.0 million, for the first quarter of 2010, an increase of $223,000 or 4%, over the first quarter of 2009.  The increase in core noninterest income is primarily due to an increased volume of check card/automatic teller machine transactions. Gains on the sales of loans totaled $194,000 for the first quarter of 2010 as compared to losses on such sales of $322,000 for the same period one year ago. Impacting this figure for the first quarter of 2009 was a $627,000 loss recorded on the sale of a majority of the Bank’s student loan portfolio. During the first quarter of 2010, the Company recorded gains of $621,000 on sales of investment securities. These gains were offset by a $913,000 charge for credit-related other-than-temporary impairment on three private-label CMOs in the Bank’s investment securities portfolio. Further detailed discussion of the impairment charge can be found in Note 8 of this Form 10-Q.

Noninterest Expenses

For the first quarter of 2010, noninterest expenses increased by $3.2 million, or 16%, over the same period in 2009. The increase was a result of higher salaries, data processing and equipment expenses primarily due to the new information technology infrastructure to perform certain services in-house which were previously provided by TD Bank as well as the transition of data processing and item processing services from TD Bank to Fiserv. The cost of these services is significantly higher under Fiserv than the level of expenses incurred for such services from TD Bank in 2009 and in previous years.  The infrastructure was put into place during the second quarter of 2009. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2010 and March 31, 2009 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $255,000, or 3%, for the first quarter of 2010 over the first quarter of 2009. This increase includes the impact of additional staffing in our operations and information technology departments to handle functions that were previously performed by TD but are now performed in-house, offset by a lower level of expenses associated with employee benefits. Total salary expenses for the first quarter of 2010 were $8.5 million, up $651,000, or 8%, over the first quarter of 2009, while total benefits costs were $1.8 million for the quarter, down $396,000, or 18%, compared to the same period. The primary reason for the decrease was that the Company reversed $200,000 of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

Occupancy expenses totaled $2.3 million for the first quarter of 2010, an increase of 261,000, or 13%, over the first quarter of 2009, while furniture and equipment expenses increased 13%, or $133,000, over the first quarter of 2009. The increase in furniture and equipment was related to equipment for the new infrastructure as mentioned above.

Advertising and marketing expenses totaled $832,000 for the three months ending March 31, 2010, an increase of $312,000, or 60%, over the same period in 2009. This is primarily due to a lower level of advertising done in the first quarter of 2009 in anticipation of the Company’s rebranding which occurred in the second quarter of 2009.

Data processing expenses increased by $1.1 million, or 54%, in the first quarter of 2010 over the three months ended March 31, 2009. The increase was due to costs related to the infrastructure which supports services being performed in-house as well as the higher level of data processing and item processing costs with the Bank’s new vendor (Fiserv) versus the expenses incurred with the previous vendor (TD Bank).

Postage and supplies expense decreased $159,000, or 34%, during the first three months of 2010 compared to the same period in 2009.  This decrease is primarily a result of outsourcing statement rendering services in mid-2009, as part of the transition of operational services from TD Bank to Fiserv and, as a result, such expenses are now included in total data processing expenses.

Regulatory assessments and related fees totaled $1.2 million for the first quarter of 2010 and were $387,000, or 50%, higher than the first quarter of 2009. The Bank, like all financial institutions whose deposits are guaranteed by the Deposit Insurance Fund (DIF), pays a quarterly premium for such deposit insurance coverage. The rates charged by the FDIC have increased substantially compared to prior years.  In addition, the Company’s average deposits have increased, generating higher premiums.

Telephone expenses totaled $923,000 for the first quarter of 2010, an increase of $225,000, or 32%, over the first quarter of 2009. This increase was related to increased call center phone expense incurred following the Company’s separation from TD and outsourcing of such services to a new vendor.

Included in noninterest expenses for the first quarter of 2009 were one-time charges of approximately $588,000 associated with the transition of all services from TD, and rebranding costs associated with changing the Bank’s name, as well as $230,000 of expenses related to the anticipated merger with Republic First Bancorp, which was terminated as mentioned in the

Executive Summary of this form 10-Q.

Consulting fees of $742,000 increased by $682,000 during the first quarter of 2010 compared to the same quarter in 2009. The increase is a result of consultants hired to assist the Bank in developing and implementing a system of internal controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control. It is anticipated that the level of consulting services for the second quarter of 2010 will be similar to the level incurred during the first quarter.

Other noninterest expenses increased by $873,000, or 48%, for the three-month period ended March 31, 2010, compared to the same period in 2009. The primary reason for this increase is higher costs related to foreclosed assets. During the first quarter of 2010, the Bank wrote down the balance of one particular foreclosed asset by $243,000.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expenses which include core system conversion/branding and merger/acquisition expenses. For the first quarter of 2010 this ratio equaled 3.21% and for the first quarter of 2009 this ratio equaled 2.73%.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ending March 31, 2010, the operating efficiency ratio was 90.8%, compared to 79.8% for the similar period in 2009. The increase in the operating efficiency ratio primarily relates to the 16% increase in noninterest expenses for the first quarter of 2010 compared to a 2% increase in total revenues.

Provision (Benefit) for Federal Income Taxes

The benefit realized for federal income taxes was $902,000 for the first quarter of 2010 compared to a provision for federal income taxes of $172,000 for the same period in 2009. The $902,000 benefit was partially due to the high proportion of tax free income to the amount of total pre-tax loss.  It also includes a $256,000 tax benefit the Company recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods. As a result, the effective tax benefit rate for the first three months of 2010 was 100.7% compared to the effective tax rate of 17.0% for the first three months of 2009. The Company’s statutory tax rate was 34% in 2010 and 35% in 2009.

Net Income and Net Income per Share

Net income for the first quarter of 2010 was $6,000, a decrease of $831,000 from the $837,000 of net income recorded in the first quarter of 2009. The decrease was due to a $3.2 million increase in noninterest expenses partially offset by a $96,000 increase in net interest income, an $800,000 decrease in the provision for loan losses, a $447,000 increase in noninterest income and a $1.1 million decrease in the provision for income taxes.

Basic income per common share was $0.00 for the first quarter of 2010, compared to basic earnings per share of $0.13 for the first quarter of 2009. Diluted earnings per common share were also $0.00 for the first quarter of 2010, compared to $0.13 for the first quarter of 2009.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2010 was 0.00%, compared to 0.16% for the first quarter of 2009. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 0.01% for the first quarter of 2010, compared to 2.91% for the first quarter of 2009.

FINANCIAL CONDITION

Securities

During the first three months of 2010, the total investment securities portfolio increased by $45.7 million from $506.7 million to $552.4 million. The cash flows from principal repayments, calls of securities and investment sales, as well as net deposit inflows, were used to fund this growth. The unrealized loss on available for sale (AFS) securities decreased by $4.1 million from $16.7 million at December 31, 2009 to $12.6 million at March 31, 2010 as a result of improving market values in both agency and non-agency securities.

Sales of securities of $25.0 million occurred during the first three months of 2010 with the Bank realizing net gains of $621,000 from the sale of these securities.

During the first three months of 2010, the fair market value of securities available for sale  increased by $52.6 million, from $388.8 million at December 31, 2009 to $441.4 million at March 31, 2010 as a combined result of investing deposit growth and pre-investing anticipated second quarter 2010 portfolio cash inflows. The net change was a result of purchases of new securities totaling $114.8 million, partially offset by $20.0 million in securities called, $25.0 million of securities sold, $21.0 million in principal pay downs during the first quarter 2010 as well as the previously mentioned decrease of $4.1 million in the unrealized loss on the AFS portfolio. The available for sale (AFS) portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At March 31, 2010, the after-tax unrealized loss on AFS securities included in stockholders’ equity totaled $8.3 million, compared to $10.9 million at December 31, 2009. The weighted average life of the AFS portfolio at March 31, 2010 was approximately 3.4 years compared to 3.6 years at December 31, 2009 and the duration was 2.8 years at March 31, 2010 compared to 3.0 years at December 31, 2009. The current weighted average yield was 3.58% at March 31, 2010 compared to 3.78% at December 31, 2009. In addition to the normal run-off of higher coupon mortgage-backed securities, the primary driver of this decline in yield has been the intentional move to a more conservative portfolio structure. The most notable example is the strategic sale, during the first quarter of 2010, of $12.9 million of private-label CMOs with a weighted average coupon of 5.33%. The proceeds of the sale were re-invested in tightly-structured Agency CMOs yielding 3.52%. The Bank believes it will be better served in future periods from this defensive posture both from a credit risk position and from an interest rate risk position.

During the first three months of 2010, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $6.9 million from $117.8 million to $110.9 million as a result of principal repayments and the call of four municipal bonds with a carrying value of $1.6 million. The securities held in this portfolio include agency debentures, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The weighted average life of the HTM portfolio at March 31, 2010 was approximately 4.8 years, unchanged from December 31, 2009 and the duration was 4.0 years at March 31, 2010 also unchanged from December 31, 2009. The current weighted average yield was 4.73% at March 31, 2010 compared to 4.69% at December 31, 2009. Total investment securities aggregated $552.4 million, or 25%, of total assets at March 31, 2010 as compared to $506.7 million, or 24%, of total assets at December 31, 2009.

The average fully-taxable equivalent yield on the combined investment securities portfolio as of March 31, 2010 was 3.79% as compared to 4.18% as of March 31, 2009.

The Bank’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent other-than-temporary impairment (OTTI) of many types of CMOs. The unrealized losses in the Company’s investment portfolio at March 31, 2010 are associated with two different types of securities. The first type, those backed by the U.S. Government or one of its agencies, includes three agency debentures, four agency mortgage-backed pass-through securities and 15 government agency sponsored CMOs. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including London Interbank Offered Rate (LIBOR) and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

The second type of security in the Company’s investment portfolio with unrealized losses at March 31, 2010 was private label CMOs. As of March 31, 2010, the Company owned 22 private label CMO securities in its investment portfolio with a total amortized cost of $103.0 million. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, both the third-party and the Bank consider these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential loans the Bank originates with the intention of selling in the future. Occasionally, loans held for sale also include selected Small Business Administration (SBA) loans and business and industry loans that the Bank decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2009 and March 31, 2010, there were no past due or impaired residential mortgage loans held for sale. SBA loans are held in the Company’s loan receivable portfolio unless or until the Company’s management determines a sale of certain loans is appropriate. At the time such a decision is made, the SBA loans are moved from the loans receivable portfolio to the loans held for sale portfolio. Total loans held for sale were $10.2 million at March 31, 2010 and $12.7 million at December 31, 2009. At March 31, 2010, loans held for sale were comprised of $6.6 million of student loans and $3.6 million of residential mortgages as compared to $6.6 million of student loans and $6.1 million of residential loans at December 31, 2009. The change was the result of sales of $9.7 million in residential loans, offset by originations of $7.2 million in new loans held for sale. Loans held for sale, as a percent of total assets, were less than 1% at March 31, 2010 and at December 31, 2009.

Loans Receivable

During the first three months of 2010, total gross loans receivable decreased by $34.2 million,

from $1.44 billion at December 31, 2009, to $1.41 billion at March 31, 2010. Gross loans receivable represented 76% of total deposits and 65% of total assets at March 31, 2010, as compared to 80% and 67%, respectively, at December 31, 2009. Total loan originations during the first three months of 2010 were below historical norms for the Bank.  This is due to both lower loan demand and the current economic conditions.  Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its lower level of new loan originations as compared to the level of originations in previous years. As the economy improves, we expect loan demand to increase and therefore expect a higher level of originations during the remainder of 2010 as compared to 2009.

The following table reflects the composition of the Company’s loan portfolio as of March 31, 2010 and 2009, respectively.

(dollars in thousands)	As of March 31,2010	% of Total	As of March 31, 2009	% of Total	$ Change	% Change
Commercial	$452,619	32%	$448,898	31%	$3,721	1%
Owner-occupied	244,066	17	271,151	19	(27,085)	(10)
Total Commercial	696,685	49	720,049	50	(23,364)	(3)
Consumer / residential	292,091	21	318,476	22	(26,385)	(8)
Commercial real estate	420,800	30	407,811	28	12,989	3
Gross Loans	1,409,576	100%	1,446,336	100%	$(36,760)	(3)%
Less: Allowance for loan losses	(15,178)		(16,231)
Net Loans	$1,394,398		$1,430,105

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at March 31, 2010, were $53.5 million, or 2.46%, of total assets as compared to $45.6 million, or 2.12%, of total assets at December 31, 2009. Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $46.3 million at March 31, 2010 compared to $37.7 million at December 31, 2009. The increase in total non-performing loans during the first quarter of 2010 is primarily related to three relationships totalling $8.0 million.  Foreclosed real estate totaled $7.2 million at March 31, 2010 and $7.8 million at December 31, 2009. The decrease in foreclosed real estate during the first quarter is the result of the sale of 2 properties with proceeds of $744,000 and write-downs on 6 of the remaining properties partially offset by the transfer of 4 additional properties to foreclosed real estate. At March 31, 2010, 34 loans were in the nonaccrual commercial category ranging from $5,000 to $6.2 million and 31 loans were in the nonaccrual commercial real estate category ranging from $17,000 to $4.8 million. At December 31, 2009, 40 loans were in the nonaccrual commercial category ranging from $5,000 to $6.2 million and 22 loans were in the nonaccrual commercial real estate category ranging from $31,000 to $4.8 million. Loans past due 90 days or more and still accruing were $249,000 at March 31, 2010 and $0 at December 31, 2009. Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in these loans.

Impaired loans and other loans related to the same borrowers total $71.1 million at March 31, 2010. None of these impaired loans required a specific allocation at March 31, 2010 compared to impaired loans of $66.9 million at December 31, 2009 with a $900,000 specific allocation. During the first three months of 2010, there were no loans added to the loans requiring a specific allocation and four loans totaling $1.3 million that no longer required a specific allocation at March 31, 2010. This was due to the charge-off during the first quarter of 2010 of these 4 loans for a total of $1.3 million; $900,000 of which had been specifically allocated for at December 31, 2009. Additional loans of $55.9 million, considered by our internal loan review department as potential problem loans at March 31, 2010, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure increased from $53.1 million at December 31, 2009 to $55.9 million at March 31, 2010.

Nonperforming loans increased from $29.4 million at March 31, 2009 to $46.3 million at March 31, 2010.  The increase in nonperforming loans experienced by the Bank from March 31, 2009 to March 31, 2010 primarily resulted from the addition of commercial relationships totaling $30.9 million at March 31, 2010 partially offset by transfers to foreclosed assets and charge-offs. Nonperforming commercial loans consisted of 36 relationships at March 31, 2010 compared to 35 relationships at March 31, 2009.

The Bank obtains third-party appraisals by a Bank pre-approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be non-performing.  Appraisals are ordered by the Bank’s Real Estate Loan Administration Department which is independent of both loan workout and loan production functions. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.

The charge down of any non-performing loan is generally done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal on valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

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

It is possible that increased levels of nonperforming assets and probable losses may continue in the foreseeable future due to the economic downturn, including record unemployment, lackluster consumer spending, stagnant home sales and declining collateral values.

The table below presents information regarding nonperforming loans and assets at March 31, 2010 and 2009 and at December 31, 2009.

	Nonperforming Loans and Assets
(dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans:
Commercial	$13,142	$14,254	$8,479
Consumer	1,064	654	724
Real Estate:
Construction	17,424	11,771	9,295
Mortgage	14,419	11,066	10,923
Total nonaccrual loans	46,049	37,745	29,421
Loans past due 90 days or more and still accruing	249	-	-
Total nonperforming loans	46,298	37,745	29,421
Foreclosed real estate	7,154	7,821	989
Total nonperforming assets	$53,452	$45,566	$30,410
Nonperforming loans to total loans	3.28%	2.61%	2.03%
Nonperforming assets to total assets	2.46%	2.12%	1.44%
Nonperforming loan coverage	33%	38%	55%
Nonperforming assets / capital plus allowance for loan losses	24%	21%	22%

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ended	Year Ended	Three Months Ended
(dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Balance at beginning of period	$14,391	$16,719	$16,719
Provisions charged to operating expense	2,400	12,425	3,200
	16,791	29,144	19,919
Recoveries of loans previously charged-off:
Commercial	31	92	3
Consumer	1	6	1
Real estate	13	210	-
Total recoveries	45	308	4
Loans charged-off:
Commercial	(1,344)	(7,405)	(1,860)
Consumer	(61)	(21)	(7)
Real estate	(253)	(7,635)	(1,825)
Total charged-off	(1,658)	(15,061)	(3,692)
Net charge-offs	(1,613)	(14,753)	(3,688)
Balance at end of period	$15,178	$14,391	$16,231
Net charge-offs (annualized) as a percentage of average loans outstanding	0.46%	1.02%	1.03%
Allowance for loan losses as a percentage of period-end loans	1.08%	1.00%	1.12%

The Company recorded provisions of $2.4 million to the allowance for loan losses during the first three months of 2010, compared to $3.2 million for the same period in 2009. Net charge-offs for the first three months of 2010 totaled $1.6 million, or 0.46% (annualized) of average loans outstanding compared to $3.7 million, or 1.03%, for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 1.08% at March 31, 2010, compared to 1.00% at December 31, 2009; the increase was primarily due to an additional provision booked in excess of net charge-offs for the first three months of 2010 combined with a decrease in loan balances outstanding.

Premises and Equipment

During the first three months of 2010, premises and equipment decreased by $740,000, or 1%, from $93.8 million at December 31, 2009 to $93.0 million at March 31, 2010. This decrease was primarily due to depreciation and amortization of $1.4 million on existing assets partially offset by purchases of new fixed assets totaling $666,000, offset by routine disposals.

Other Assets

Other assets increased by $14.3 million from December 31, 2009 to March 31, 2010.  The increase related to a $16.0 million receivable for investment securities sold the last week of March 2010 that had not settled at March 31, 2010, partially offset by reductions of other miscellaneous assets.

Deposits

Total deposits at March 31, 2010 were $1.85 billion, up $33.0 million, or 2%, from total deposits of $1.81 billion at December 31, 2009. Core deposits totaled $1.82 billion at March 31, 2010, compared to $1.78 billion at December 31, 2009, an increase of $36.9 million, or 2%. During the first three months of 2010, core consumer deposits increased $4.7 million, or 1%, core commercial deposits increased $46.0 million while core government deposits decreased by $13.8 million. Total noninterest bearing deposits increased by $29.9 million, or 9%, from $319.9 million at December 31, 2009 to $349.7 million at March 31, 2010.

The average balances and weighted average rates paid on deposits for the first three months of 2010 and 2009 are presented in the table below.

	Three Months Ending March 31,
	2010		2009
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$325,359		$285,580
Interest-bearing (money market and checking)	922,098	0.79%	722,248	0.93%
Savings	323,243	0.49	345,498	0.65
Time deposits	257,406	2.34	259,681	3.31
Total deposits	$1,828,106		$1,613,007

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the Federal Home Loan Bank. At March 31, 2010, short-term borrowings totaled $51.8 million as compared to $51.1 million at December 31, 2009. The average rate paid on the short-term borrowings was 0.51% during the first three months of 2010, compared to an average rate paid of 0.55% during the first three months of 2009.

Long-Term Debt

Long-term debt totaled $54.4 million at both March 31, 2010 and at December 31, 2009. As of March 31, 2010, our long-term debt consisted of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg

Capital Trust III, our Delaware business trust subsidiaries as well as a longer-term borrowing through the FHLB of Pittsburgh. At March 31, 2010, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the Federal Home Loan Bank convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial interest rate of 4.29%.

Stockholders’ Equity and Capital Adequacy

At March 31, 2010, stockholders’ equity totaled $203.2 million, up $3.2 million, or 2%, over $200.0 million at December 31, 2009. Stockholders’ equity at March 31, 2010 included $8.3 million of unrealized losses, net of income tax benefits, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $647,000, from $210.9 million at December 31, 2009, to $211.5 million at March 31, 2010 as a result of the proceeds from shares issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2010, the Bank met the definition of a “well-capitalized” institution.

The following tables provide a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

Company	March 31, 2010	December 31, 2009	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Total	14.83%	14.71%	8.00%	N/A
Risk-based Tier 1	13.94	13.88	4.00	N/A
Leverage ratio (to average assets)	11.08	11.31	4.00	N/A
Bank
Capital Ratios:
Risk-based Total	13.04%	12.85%	8.00%	10.00%
Risk-based Tier 1	12.15	12.01	4.00	6.00
Leverage ratio (to average assets)	9.63	9.82	4.00	5.00

Interest Rate Sensitivity

Our risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of our asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. Our Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk and to ensure procedures are established to monitor compliance with those policies. Our Board of Directors reviews the guidelines established by ALCO.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 200 basis point (bp) increase and a 100 bp decrease during the next year, with rates remaining constant in the second year.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 200 or minus 100 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at March 31, 2010 of a plus 200 and minus 100 basis point (bp) change in interest rates to the impact at March 31, 2009 in the same scenarios.

	March 31, 2010		March 31, 2009
	12 Months	24 Months	12 Months	24 Months
Plus 200	1.7%	5.3%	1.7%	5.3%
Minus 100	(1.7)	(3.8)	(1.7)	(4.0)

Management continues to evaluate strategies in conjunction with the Company’s ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of a portion of our available for sale investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings extending the maturity structure of the Bank’s short-term borrowing position or fixing the cost of our short-term borrowings.

Management uses many assumptions to calculate the impact of changes in interest rates. Actual results may not be similar to our projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. In general, a flattening of the yield curve would result in reduced net interest income compared to a normal-shaped interest rate curve scenario and proportionate rate shift assumptions. Actual results may also differ due to Management's actions, if any, in response to the changing rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 basis point increase and a 100 basis point decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  This measurement of interest rate risk represents a change from the previously reported metric which focused on the change in the excess of market value over book value in each of the interest rate scenarios.   At March 31, 2010 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2010 provide an accurate assessment of our interest rate risk.  At March 31, 2010, the average life of our core deposition transaction accounts was eight years.

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

The Company’s investment portfolio maintains a significant portion of its holdings in mortgage-backed securities and collateralized mortgage obligations.  Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates.  As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow.  As rates decrease, cash flows generally increase as prepayments increase. The Company relies upon a well-structured, well-diversified portfolio of securities to provide sufficient liquidity regardless of the direction of interest rates.  The Company does not anticipate selling investments to meet liquidity needs.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include federal funds lines of credit, repurchase agreements and borrowing capacity at the Federal Home Loan Bank. At March 31, 2010, our total potential liquidity through these secondary sources was $557.2 million, of which $480.4 million was currently available, as compared to $496.1 million available out of our total potential liquidity of $572.1 million at December 31, 2009. The $14.9 million decrease in potential liquidity was entirely due to a decrease in the borrowing capacity at the Federal Home Loan Bank (FHLB).  FHLB borrowing capacity is determined based on asset levels on a quarterly lag, with the decrease reflecting the Bank’s lower level of qualifying loan collateral. Utilization of this capacity was essentially unchanged as borrowings totaled $76.8 million in the first quarter of 2010 compared to $76.1 million in the fourth quarter of 2009.

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

Item 4.                 Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that their Disclosure Controls or their “internal controls and procedures for financial reporting” (Internal Controls) will prevent all errors and all fraud. The Company’s Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s controls and procedures for the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Item 4T.                      Controls and Procedures

Not applicable.

Part II  OTHER INFORMATION

Item 1.                 Legal Proceedings.

On or about June 15, 2009, we changed our name and the name of the Bank and began using the red “M” logo. Several companies in the United States, including companies in the banking and financial services industries, use variations of the word “Metro” and the letter “M” as part of a trademark or trade name. As such, we face potential objections to our use of these marks.

On or about June 19, 2009, Members 1st Federal Credit Union, or “Members 1st”, filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First and Republic First Bank. Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition. It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name “Metro”,  purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized). Metro intends to defend the case vigorously. The complaint seeks damages in an unspecified amount and injunctive relief. The litigation is presently in the discovery phase of the litigation. In light of this state of the proceeding, it is not possible to assess potential costs and damages if Members 1st were to be successful in the proceeding. Any costs and damages could materially adversely affect us.

Item 1A.                 Risk Factors.

No material changes to report for the quarter ending March 31, 2010 from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 previously filed with the SEC.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2010.

Item 3.                 Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2010.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information.

The Proxy statement for the 2009 Annual Meeting stated that the Company anticipated holding its 2010 Annual Meeting during the week of May 17, 2010 and that the deadline for the submission of shareholder proposals to be voted on at the 2010 Annual Meeting was January 29, 2010. The Company has now determined that it will hold its Annual Meeting on July 23, 2010 and has established a new deadline for the submission of shareholder proposals. Shareholders who desire to submit proposals to be voted on at the 2010 Annual Meeting, whether submitted pursuant to SEC Rule 14a-8 or otherwise, should do so by May 28, 2010. Any proposal submitted after this date will be deemed untimely under the Company’s bylaws. A shareholder proposal should be directed to the Corporate Secretary at 3801 Paxton Street, Harrisburg, PA 17111 and should include: (i) name and residential address of the shareholder; (ii) the number of shares of common stock of the Company owned by the shareholder; and (iii) the reasons for the proposal.

In its Current Report on Form 8-K, dated May 4, 2010, the Company disclosed that on April 29, 2010, the Bank agreed to the issuance of a Consent Order (“Order”) by the FDIC and to the issuance of a substantially similar consent order by the Pennsylvania Department of Banking. An estimate of the financial effect of the Order on the Company cannot be made at this time. The description of the Order contained in Item 1.01 of the Company’s May 4, 2010 Form 8-K is incorporated herein by reference.

Item 6.	Exhibits.

10.1
Merger Termination Agreement dated as of March 15, 2010 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2010)

10.2
Description of the Consent Order issued by the FDIC to Metro Bank on April 29, 2010, is incorporated herein by reference to Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2010.

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/10/10	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/10/10	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

10.1
Merger Termination Agreement dated as of March 15, 2010 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2010)

10.2
Description of the Consent Order issued by the FDIC to Metro Bank on April 29, 2010, is incorporated herein by reference to Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2010.

11	Computation of Net Income Per Share

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002