Form 10-Q
period 2010-06-30
METRO BANCORP, INC.
filed 2010-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of the latest practicable date:	13,576,386 Common shares outstanding at 7/31/2010

METRO BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	(in thousands, except share and per share amounts)	June 30, 2010	December 31, 2009
Assets	Cash and cash equivalents	$46,106	$40,264
	Securities, available for sale at fair value	433,795	388,836
	Securities, held to maturity at cost
	(fair value 2010: $119,390; 2009: $119,926)	114,875	117,815
	Loans, held for sale	24,110	12,712
	Loans receivable, net of allowance for loan losses
	(allowance 2010: $16,178; 2009: $14,391)	1,424,919	1,429,392
	Restricted investments in bank stock	21,695	21,630
	Premises and equipment, net	92,014	93,780
	Other assets	38,152	43,330
	Total assets	$2,195,666	$2,147,759
Liabilities	Deposits:
	Noninterest-bearing	$345,883	$319,850
	Interest-bearing	1,487,743	1,494,883
	Total deposits	1,833,626	1,814,733
	Short-term borrowings and repurchase agreements	77,400	51,075
	Long-term debt	54,400	54,400
	Other liabilities	21,403	27,529
	Total liabilities	1,986,829	1,947,737
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 25,000,000 shares authorized; issued and outstanding – 2010: 13,549,868; 2009: 13,448,447	13,550	13,448
	Surplus	149,002	147,340
	Retained earnings	50,031	49,705
	Accumulated other comprehensive loss	(4,146)	(10,871)
	Total stockholders’ equity	208,837	200,022
	Total liabilities and stockholders’ equity	$2,195,666	$2,147,759

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

		Three Months Ended			Six Months Ended
	(in thousands,	June 30,			June 30,
	except per share amounts)	2010	2009		2010	2009
Interest	Loans receivable, including fees:
Income	Taxable	$17,589		$18,974	$35,126		$37,786
	Tax-exempt	1,156		1,040	2,300		2,039
	Securities:
	Taxable	5,651		4,916	11,050		10,393
	Tax-exempt	-		17	14		33
	Federal funds sold	-		-	1		-
	Total interest income	24,396		24,947	48,491		50,251
Interest	Deposits	3,358		4,392	7,025		8,724
Expense	Short-term borrowings	121		324	187		750
	Long-term debt	933		1,216	1,862		2,425
	Total interest expense	4,412		5,932	9,074		11,899
	Net interest income	19,984		19,015	39,417		38,352
	Provision for loan losses	2,600		3,700	5,000		6,900
	Net interest income after provision for loan losses	17,384		15,315	34,417		31,452
Noninterest	Service charges and other fees	6,678		5,705	12,572		11,351
Income	Other operating income	153		162	303		337
	Gains on sales of loans (net)	133		378	327		56
	Total fees and other income	6,964		6,245	13,202		11,744
	Other-than-temporary impairment losses	3,782		534	445		2,349
	Portion recognized in other comprehensive income (before taxes)	(3,785)		(1,907)	(1,361)		(3,722)
	Net impairment loss on investment securities	(3)		(1,373)	(916)		(1,373)
	Gains on sales/calls of securities	298		55	919		55
	Total noninterest income	7,259		4,927	13,205		10,426
Noninterest	Salaries and employee benefits	10,377		11,299	20,631		21,298
Expenses	Occupancy	2,151		2,007	4,436		4,031
	Furniture and equipment	1,404		1,105	2,548		2,116
	Advertising and marketing	610		525	1,442		1,045
	Data processing	3,396		2,168	6,536		4,202
	Postage and supplies	156		475	470		948
	Regulatory assessments and related fees	1,045		1,644	2,214		2,426
	Telephone	872		865	1,795		1,563
	Loan expense	430		368	782		746
	Foreclosed real estate	381		97	949		195
	Core system conversion/branding (net)	-		(200)	-		388
	Merger/acquisition	-		175	17		405
	Consulting fees	960		121	1,702		181
	Other	2,739		1,989	4,874		3,721
	Total noninterest expenses	24,521		22,638	48,396		43,265
	Income (loss) before taxes	122		(2,396)	(774)		(1,387)
	Benefit for federal income taxes	(238)		(1,041)	(1,140)		(869)
	Net income (loss)	$360		$(1,355)	$366		$(518)
	Net Income (Loss) per Common Share:
	Basic	$0.02	$	(0.21)	$0.02	$	(0.09)
	Diluted	0.02		(0.21)	0.02		(0.09)
	Average Common and Common Equivalent Shares Outstanding:
	Basic	13,509		6,503	13,489		6,484
	Diluted	13,514		6,503	13,494		6,484
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2009	$400	$6,446	$73,221	$51,683	$(17,280)	$114,470
Comprehensive income (loss):
Net loss	-	-	-	(518)	-	(518)
Other comprehensive income	-	-	-	-	2,401	2,401
Total comprehensive income						1,883
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 38,775 shares issued under stock option plans, including tax benefit of $51	-	39	539	-	-	578
Common stock of 330 shares issued under employee stock purchase plan	-	-	6	-	-	6
Proceeds from issuance of 29,137 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	29	496	-	-	525
Common stock share-based awards	-	-	693	-	-	693
Balance: June 30, 2009	$400	$6,514	$74,955	$51,125	$(14,879)	$118,115

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income:
Net income	-	-	-	366	-	366
Other comprehensive income	-	-	-	-	6,725	6,725
Total comprehensive income						7,091
Dividends declared on preferred stock	-	-	-	(40)	-	(40)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	-	12	91	-	-	103
Common stock of 150 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 89,893 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	90	1,042	-	-	1,132
Common stock share-based awards	-	-	527	-	-	527
Balance: June 30, 2010	$400	$13,550	$149,002	$50,031	$(4,146)	$208,837

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

		Six Months Ending June 30,
	(in thousands)	2010	2009
Operating Activities	Net income (loss)	$366	$(518)
	Adjustments to reconcile net income (loss) to net cash used by operating activities:
	Provision for loan losses	5,000	6,900
	Provision for depreciation and amortization	3,040	2,455
	Deferred income taxes	(1,528)	331
	Amortization of securities premiums and accretion of discounts, net	38	357
	Gains on sales/calls of securities	(919)	(55)
	Other-than-temporary impairment losses on investment securities	916	1,373
	Proceeds from sales of loans originated for sale	23,856	69,660
	Loans originated for sale	(34,927)	(75,840)
	Gains on sales of loans originated for sale	(327)	(56)
	Loss on write down on foreclosed real estate	532	47
	Gains on sale of foreclosed real estate	(14)	(16)
	Loss on disposal of equipment	36	838
	Stock-based compensation	527	693
	Amortization of deferred loan origination fees and costs	806	1,055
	Decrease (increase) in other assets	2,678	(10,265)
	(Decrease) increase in other liabilities	(6,126)	2,344
	Net cash used by operating activities	(6,046)	(697)
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	12,939	37,241
	Proceeds from sales	-	446
	Purchases	(10,000)	-
	Securities available for sale:
	Proceeds from principal repayments, calls and maturities	73,094	53,158
	Proceeds from sales	44,892	649
	Purchases	(152,538)	-
	Proceeds from sales of loans receivable	-	5,639
	Proceeds from sale of foreclosed real estate	973	592
	Net increase in loans receivable	(2,510)	(23,604)
	Net purchase of restricted investment in bank stock	(65)	-
	Proceeds from sale of premises and equipment	25	15
	Purchases of premises and equipment	(1,335)	(5,024)
	Net cash provided (used) by investing activities	(34,525)	69,112

Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	30,737	41,557
	Net (decrease) increase in time deposits	(11,844)	48,918
	Net increase (decrease) in short-term borrowings	26,325	(155,090)
	Proceeds from common stock options exercised	78	527
	Proceeds from dividend reinvestment and common stock purchase plan	1,132	525
	Tax benefit on exercise of stock options	25	51
	Cash dividends on preferred stock	(40)	(40)
	Net cash provided (used) by financing activities	46,413	(63,552)
	Increase in cash and cash equivalents	5,842	4,863
	Cash and cash equivalents at beginning of year	40,264	49,511
	Cash and cash equivalents at end of period	$46,106	$54,374
Supplementary cash flow information:
Transfer of loans to foreclosed assets		$1,177	$1,596

See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on the Company’s accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. (the Company) and its consolidated subsidiaries including Metro Bank (Metro or the Bank). All material intercompany transactions have been eliminated. Certain amounts from prior year have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on the Company’s stockholders’ equity or net income.

Note 2.  STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the six months ended June 30, 2010 and 2009, respectively: risk-free interest rates of 3.3% and 2.3%; volatility factors of the expected market price of the Company's common stock of .45 and .29; weighted-average expected lives of the options of 7.5 years for both June 30, 2010 and for June 30, 2009; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the six months ended June 30, 2010 and 2009 was $6.47 and $6.09 per option, respectively. In the first half of 2010, the Company granted 188,400 options to purchase shares of the Company’s stock at exercise prices ranging from $12.28 per share to $13.20 per share.

The Company recorded stock-based compensation expense of approximately $527,000 and $693,000 during the six months ended June 30, 2010 and June 30, 2009, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarter of 2010 the Company reversed $200,000 of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

Note 3.  NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued guidance that prescribes the information that a reporting entity must provide in its financial reports about any transfers of financial assets; the effects of such transfers on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. The concept of a qualifying special-purpose entity is no longer part of this guidance. The guidance also modifies the de-recognition conditions related to legal isolation and effective control and adds additional disclosure requirements for transfers of financial assets. This guidance was effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance during the first quarter of 2010. During the second quarter of 2010 we transferred $7.3 million of Small Business Administration (SBA) loans that include a 90 day warranty period, with a deferred gain of $560,000. The gain will be recognized at the expiration of the 90 day warranty period.

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

In July 2010, the FASB updated guidance to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Entities will be required to provide the following disclosures on a disaggregated basis: 1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, 2) how the risk is analyzed and assessed in arriving at the allowance for credit losses and 3) the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At June 30, 2010, the Company had $361.4 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Metro announced it had entered into a service agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. Future obligation for support, license fees and processing services of $43.3 million is expected over the next six years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions. The transition was successfully completed in June 2009.

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

Note 5.  OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income items that the Company presently has are net unrealized gains on securities available for sale and unrealized losses for noncredit-related impairment losses. The federal income taxes allocated to the net unrealized gains are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Unrealized holding gains arising during the period	$9,459	$2,882	$10,160	$8,812
Reclassification for net realized gains and (losses) on securities recorded in income	651	(1,397)	1,643	(1,397)
Noncredit related other-than-temporary impairment losses on securities not expected to be sold	(3,785)	(1,907)	(1,361)	(3,722)
Subtotal	6,325	(422)	10,442	3,693
Income tax (expense) benefit effect	(2,150)	148	(3,717)	(1,292)
Other comprehensive income (loss), net of tax impact	$4,175	$(274)	$6,725	$2,401

Note 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $34.3 million of standby letters of credit at June 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at June 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued.

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2010 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$433,795	$-	$433,795	$-

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

As of June 30, 2010 and December 31, 2009, the Company did not have any liabilities that were measured at fair value on a recurring basis.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$757	$-	$-	$757
Foreclosed assets	5,398	-	-	5,398
Total	$6,155	$-	$-	$6,155

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and at December 31, 2009:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2010 or the year ended December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Bank has measured impairment of generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows. At June 30, 2010, the fair value consisted of an impaired loan balance with reserve allocation, of $757,000, after a valuation allowance of $193,000. At December 31, 2009, the fair value consisted of impaired loan balances with reserve allocations, and their associated loan relationships, of $383,000, after a valuation allowance of $900,000.  The Bank's impaired loans are more fully discussed in the Loan and Asset Quality section of this Form 10-Q.

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value, and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank (FHLB) stock and Atlantic Central Bankers Bank (ACBB) at June 30, 2010 and FHLB stock at December 31, 2009.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

Fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity. The carrying values of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $5.4 million and $446,000 at June 30, 2010 and December 31, 2009, respectively which are net of valuation allowances of $481,000 and $55,000 that were established in 2010 and 2009, respectively.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$46,106	$46,106	$40,264	$40,264
Securities	548,670	553,185	506,651	508,762
Loans, net (including loans held for sale)	1,449,029	1,436,980	1,442,104	1,424,648
Restricted investments in bank stock	21,695	21,695	21,630	21,630
Accrued interest receivable	7,031	7,031	7,010	7,010
Financial liabilities:
Deposits	$1,833,626	$1,836,604	$1,814,733	$1,818,045
Long-term debt	54,400	38,788	54,400	42,786
Short-term borrowings	77,400	77,400	51,075	51,075
Accrued interest payable	776	776	930	930
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

Note 8.  SECURITIES

 The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$59,982	$831	$-	$60,813
Residential mortgage-backed securities	65,007	1,926	-	66,933
Agency collateralized mortgage obligations	229,973	6,132	(140)	235,965
Private-label collateralized mortgage obligations	85,115	1	(15,032)	70,084
Total	$440,077	$8,890	$(15,172)	$433,795
Held to Maturity:
U.S. Government agency securities	$25,000	$169	$-	$25,169
Residential mortgage-backed securities	48,065	3,388	-	51,453
Agency collateralized mortgage obligations	26,350	1,127	-	27,477
Private-label collateralized mortgage obligations	3,461	-	(158)	3,303
Corporate debt securities	11,999	7	(18)	11,988
Total	$114,875	$4,691	$(176)	$119,390

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$55,004	$69	$(315)	$54,758
Residential mortgage-backed securities	80,916	1,419	(1,748)	80,587
Agency collateralized mortgage obligations	149,233	1,694	(799)	150,128
Private-label collateralized mortgage obligations	120,407	-	(17,044)	103,363
Total	$405,560	$3,182	$(19,906)	$388,836
Held to Maturity:
U.S. Government agency securities	$25,000	$-	$(458)	$24,542
Residential mortgage-backed securities	54,822	2,287	-	57,109
Agency collateralized mortgage obligations	30,362	844	-	31,206
Private-label collateralized mortgage obligations	4,010	-	(602)	3,408
Corporate debt securities	1,997	37	-	2,034
Municipal securities	1,624	3	-	1,627
Total	$117,815	$3,171	$(1,060)	$119,926

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$1,999	$2,006
Due after one year through five years	15,001	15,121	10,000	9,982
Due after five years through ten years	44,981	45,692	25,000	25,169
Due after ten years	-	-	-	-
	59,982	60,813	36,999	37,157
Residential mortgage-backed securities	65,007	66,933	48,065	51,453
Agency collateralized mortgage obligations	229,973	235,965	26,350	27,477
Private-label collateralized mortgage obligations	85,115	70,084	3,461	3,303
Total	$440,077	$433,795	$114,875	$119,390

During the second quarter of 2010, the Company sold three mortgage-backed securities with a fair market value of $19.9 million. All of the securities had been classified as available for sale and the Company realized a pretax gross gain of $298,000.  The securities sold included two private-label mortgage-backed securities with a fair market value of $9.2 million. During the second quarter of 2009, the Company sold 11 mortgage-backed securities that were classified as available for sale. These securities had a fair market value of $649,000 and the Company realized a pretax gross gain of $31,000. The Company also sold nine mortgage-backed securities that were classified as held to maturity. In each case, the individual current par value had fallen below 15% of its original value. These securities had a fair market value of $446,000 and the Company realized a pretax gross gain of $23,000. All 20 securities were agency mortgage-backed issues.

During the first six months of 2010, the Company sold 15 mortgage-backed securities with a fair market value of $44.9 million. All of the securities had been classified as available for sale and the Company realized a pretax gross gain of $919,000. The securities sold included 11 private-label mortgage-backed securities with a fair market value of $21.7 million. As described above, the Company sold 11 mortgage-backed securities that were classified as available for sale and nine mortgage-backed securities that were classified as held to maturity during the second quarter of 2009.  These accounted for all transactions during the first six months of 2009, as there were none in the first quarter last year.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale and held to maturity portfolios. The Company uses the specific identification method to record security sales.

The following table summarizes the Company’s gains and losses on the sales or calls of debt securities and credit losses recognized for the other-than-temporary impairment (OTTI) of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	Other-Than-Temporary Impairment (Credit Losses)	Net Gains (Losses)
Three Months Ended:
June 30, 2010	$298	$-	$(3)	$295
June 30, 2009	55	-	(1,373)	(1,318)

Six Months Ended:
June 30, 2010	$919	$-	$(916)	$3
June 30, 2009	55	-	(1,373)	(1,318)

The following table shows the fair value and gross unrealized losses associated with the Company’s investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: Agency collateralized mortgage obligations	$-	$-	$16,807	$(140)	$16,807	$(140)
Private-label collateralized mortgage obligations	-	-	69,917	(15,032)	69,917	(15,032)
Total	$-	$-	$86,724	$(15,172)	$86,724	$(15,172)
Held to Maturity: Private-label collateralized mortgage obligations	$-	$-	$3,303	$(158)	$3,303	$(158)
Corporate debt securities	9,982	(18)	-	-	9,982	(18)
Total	$9,982	$(18)	$3,303	$(158)	$13,285	$(176)

	December 31, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: U.S. Government agency securities	$29,685	$(315)	$-	$-	$29,685	$(315)
Residential mortgage-backed securities	47,654	(1,748)	-	-	47,654	(1,748)
Agency collateralized mortgage obligations	43,641	(352)	45,057	(447)	88,698	(799)
Private-label collateralized mortgage obligations	8,233	(652)	95,130	(16,392)	103,363	(17,044)
Total	$129,213	$(3,067)	$140,187	$(16,839)	$269,400	$(19,906)
Held to Maturity: U.S. Government agency securities	$24,542	$(458)	$-	$-	$24,542	$(458)
Private-label collateralized mortgage obligations	-	-	3,408	(602)	3,408	(602)
Total	$24,542	$(458)	$3,408	$(602)	$27,950	$(1,060)

The Company’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label collateralized mortgage obligations (CMOs). The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed obligations have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer; however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many private-label CMOs.

In determining fair market values for its portfolio holdings, the Company relies upon a third-party provider. Under the current guidance, these values are considered Level 2 inputs, based upon matrix pricing and observed data from similar assets. They do not reflect the Level 3 inputs that would be derived from internal analysis or judgment. While street bids provide definitive fair market values, they do so only when the bidders believe there is a legitimate transaction occurring. Otherwise, the street will “bid” using Level 2 matrix pricing. The Bank does not manage a trading portfolio, and is not typically a seller from either its available-for-sale or held-to-maturity portfolios. Therefore, the street bids will converge with matrix pricing, will add no value, and will potentially damage our reputation when legitimate bids are wanted. Absent direct quotes, or Level 1 inputs, the Bank must rely upon an independent, third party to provide consistently reasonable valuations. Metro has significantly enhanced its portfolio analysis over the past two years, including cash flow projections and loss analytics. Through these enhancements, the Company has an improved understanding of the forces affecting the fair market values of its portfolio holdings and can more appropriately manage these assets. The Bank cannot, however, replicate the overview of the investment community which sees the entire marketplace and can provide greater guidance on values of similar assets. In short, these Level 2 inputs provide the best, most consistent pricing and the Company expects to continue to rely upon and report their valuations.  The Bank has no investment securities with price indications based on Level 1 or on Level 3 inputs and, as such, there have been no transfers among the three categories.

The unrealized losses in the Company’s investment portfolio at June 30, 2010 were associated with two distinct types of securities. The first type includes three government agency-backed CMOs and one corporate bond. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including the London Interbank Offered Rate (LIBOR) and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, and it is also unlikely that the Bank will be required to sell the securities before a full recovery is made, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

The second type of security in the Company’s investment portfolio with unrealized losses at June 30, 2010 was private-label CMOs. As of June 30, 2010, the Company owned 19 such non-agency CMO securities in its investment portfolio with a total amortized cost of $88.6 million. Management performs no less than quarterly assessments of these securities for OTTI and to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Bank’s cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Bank’s Asset/Liability Committee (ALCO) which indicates if the Bank has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Bank knows of no contractual or regulatory obligations that would require these bonds to be sold.

Next, in order to bifurcate the impairment into its components, the Bank uses the Bloomberg analytical service to analyze each individual security. The Bank looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted-average coupon, weighted-average maturity, weighted-average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Bank analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Bank uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Bank reports it findings based upon the three month data points for Constant Prepayment Rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends. For management purposes, the Bank also analyzes each bond using an assumed, projected default rate based upon each pool’s most recent level of 90-day delinquencies, bankruptcies and foreclosed real estate. This projected analysis also assumes loss severity percentages subjectively assigned to each pool based upon credit ratings.

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

Using this method, the Bank determined that to-date, ten of its private-label CMOs have had losses attributable to credit. This was due to a number of factors including the securities’ credit ratings and rising trends for delinquencies, bankruptcies and foreclosures on the underlying collateral. Of the ten, five no longer indicated a loss position due to credit as of June 30, 2010 while one security with losses attributable to credit is included for the first time as of June 30, 2010. The Bank previously recognized a loss attributable to credit on four of the securities, however, as of June 30, 2010, the present value of the cash flows for these four securities was greater than the carrying value, and therefore no further write-downs were required. Total losses attributable to credit issues during the quarter ending June 30, 2010 were $3,000 and total life-to-date losses attributable to credit issues on all ten securities were $3.3 million.  There has been no recapture of the previous write-downs. The noncredit losses in other comprehensive income on the ten private-label CMOs considered to have credit impairment totaled $13.5 million at June 30, 2010. This compares to cumulative noncredit loss in other comprehensive income on those same private-label CMOs of $13.0 million at December 31, 2009.

The table below rolls forward the cumulative life to date credit losses for the quarter ended June 30, 2010 which have been recognized in earnings for the private-label CMOs previously mentioned.

(in thousands)	April 1, 2010 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	June 30, 2010 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Private-label CMOs	$3,251	$3	$-	$3,254
Total	3,251	3	-	3,254
Held to Maturity:
Private-label CMOs	3	-	-	3
Total	3	-	-	3
Net impairment loss on investment securities	$3,254	$3	$-	$3,257

During the second quarter of 2010, the Bank sold two private-label CMOs, each of which had previously been in an unrealized loss position but had subsequently recovered their cost basis. Neither security was recognized in the table of OTTI credit losses above. Both securities had been classified as available for sale and had a total carrying value of $9.1 million. The Company realized proceeds of $9.2 million for a pretax gain of $89,000.

The following table rolls forward the cumulative life to date credit losses during six months ended June 30, 2010 which have been recognized in earnings for the private-label CMOs previously mentioned.

(in thousands)	January 1, 2010 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	June 30, 2010 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Private-label CMOs	$2,338	$650	$266	$3,254
Total	2,338	650	266	3,254
Held to Maturity:
Private-label CMOs	3	-	-	3
Total	3	-	-	3
Net impairment loss on investment securities	$2,341	$650	$266	$3,257

The table below rolls forward the cumulative life to date credit losses for the quarter ended June 30, 2009 which were recognized in earnings for the private-label CMOs previously mentioned.

(in thousands)	April 1, 2009 Cumulative OTTI credit losses	Additions for which OTTI was not previously recognized	Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	June 30, 2009 Cumulative OTTI credit losses recognized for securities still held
Available for Sale:
Residential mortgage-backed securities	$-	$1,373	$-	$1,373
Total	$-	$1,373	$-	$1,373

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

EXECUTIVE SUMMARY

The Company recorded net income of $360,000, or $0.02 per fully-diluted share, for the second quarter of 2010 versus a net loss of $1.4 million, or $(0.21) per share, for the same period one year ago. Net income for the six months ended June 30, 2010 was $366,000, or $0.02 per fully-diluted share, compared to a net loss of $518,000, or $(0.09) per share, for the six months ended June 30, 2009. Total revenues for the three months ended June 30, 2010 were $27.2 million, up $3.3 million, or 14%, over the same period in 2009. Total revenues for the six months ended June 30, 2010 were $52.6 million, up $3.8 million, or 8%, over the same period in 2009.

The net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2010 was 4.01% compared to 3.95% for the same period in 2009. Average interest-earning assets for the second quarter of 2010 were $2.04 billion versus $1.97 billion for the second quarter of 2009. The net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2010 was also 4.01% compared to 3.94% for the same period in 2009. Average interest-earning assets for the first half of 2010 were $2.02 billion versus $1.99 billion for the same period of 2009.

The 14% increase in revenues mentioned above for the quarter was partially offset by an 8% increase in noninterest expenses, resulting in an increase in net income and net income per share for the three months ended June 30, 2010 over the same period one year ago. For the first six months of the year total revenues were up 8% offset by an increase in noninterest expenses of 12%, however still resulting in an increase in net income and net income per share over the same period one year ago.

Noninterest income totaled $7.3 million for the second quarter of 2010, up $2.3 million, or 47%, over the same period one year ago. Noninterest income for the second quarter of 2010 included increased service charges and fees of $973,000 and an increase in securities gains of $243,000. The second quarter of 2009 was impacted by a $1.4 million charge for other-than-temporary impairment on three private-label collateralized mortgage obligations (CMOs) compared to a $3,000 charge on one private-label CMO in the second quarter of 2010.

The increase in noninterest expenses were primarily a result of the transition of operational services away from TD Bank (TD) in June 2009. Expenses were also higher as a result of increased costs related to foreclosed assets, problem loans and consulting fees for services related to regulatory compliance efforts. These higher expenses were partially offset by lower salaries and benefits and lower FDIC premiums in the second quarter of 2010.

For the first six months of 2010, total net loans decreased by $4.5 million from $1.43 billion at December 31, 2009 to $1.42 billion at June 30, 2010. Over the past twelve months, total net loans (excluding loans held for sale) declined by $8.2 million, or 1%. Our loan to deposit ratio, which excludes loans held for sale, was 79% at June 30, 2010 compared to 80% at December 31, 2009.

Total deposits increased $18.9 million, or 1%, from $1.81 billion at December 31, 2009 to $1.83 billion at June 30, 2010. Over the past twelve months, our total consumer core deposits increased by $50.9 million, or 6%, and now account for 50% of total core deposits.

Total borrowings and long-term debt increased by $26.3 million from $105.5 million at December 31, 2009 to $131.8 million at June 30, 2010. Of the total at June 30, 2010, $77.4 million were short-term borrowings and $54.4 million were considered long-term debt.

Nonperforming assets at June 30, 2010 totaled $70.6 million, or 3.22%, of total assets, as compared to $45.6 million, or 2.12%, of total assets, at December 31, 2009 and $33.4 million, or 1.61%, of total assets one year ago. The Company’s second quarter provision for loan losses totaled $2.6 million compared to $3.7 million recorded in the second quarter of 2009. The allowance for loan losses totaled $16.2 million as of June 30, 2010, a decrease of $3.2 million, or 16%, from the total allowance at June 30, 2009 but an increase of $1.8 million compared to $14.4 million at December 31, 2009. The allowance represented 1.12% and 1.33% of gross loans outstanding at June 30, 2010 and 2009, respectively and compared to 1.00% of gross loans at December 31, 2009. More detailed discussion of nonperforming assets is provided in the Loan and

Asset Quality section of this Form 10-Q.

Total net charge-offs for the second quarter were $1.6 million, the same as for the first quarter of 2010 and compared to $594,000 for the second quarter of 2009. Approximately $1.4 million, or 89%, of total charge-offs for the second quarter of 2010 were associated with four separate loan relationships. Total net charge-offs for the first six months of 2010 were $3.2 million compared to $4.3 million for the first half of 2009. For the first half of 2010 approximately $2.7 million, or 84%, of total net charge-offs were concentrated in six total relationships.  Charge-offs are more fully discussed in the Loan and Asset Quality section of this Form 10-Q.

Stockholders’ equity increased by $90.7 million, or 77%, over the past twelve months to $208.8 million primarily as a result of the stock offering which occurred in the third quarter of 2009. Total stockholders’ equity increased by $8.8 million, or 4%, from December 31, 2009. The Company’s consolidated leverage ratio as of June 30, 2010 was 10.99% and its total risk-based capital ratio was 14.72%.

A summary of financial highlights for the first six months of 2010 compared to the same period in 2009 is summarized below:

(in millions, except per share amounts and where noted otherwise)	June 30, 2010	June 30, 2009	% Change

Total assets	$2,195.7	$2,081.9	5%
Total loans (net)	1,424.9	1,433.1	(1)
Total deposits	1,833.6	1,724.5	6
Total stockholders’ equity	208.8	118.1	77

Total revenues	$52.6	$48.8	8%
Total noninterest expenses	48.4	43.3	12
Net income (loss) [in thousands]	366	(518)	171

Diluted net income (loss) per share	$0.02	$(0.09)	122%

Our growth plan includes continued de novo expansion in our existing Central Pennsylvania footprint as well as expanding in Bucks, Chester and Montgomery counties in the Metro Philadelphia area. Accordingly, we anticipate continued future balance sheet and revenue growth as a result of the expansion. However, operating results for the remainder of 2010 and the years that follow could potentially be heavily impacted by the overall state of the local and global economy.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses represents the amount available for estimated probable losses existing in the loan portfolio. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated probable losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

Other-than-Temporary Impairment of Investment Securities. We perform periodic reviews of the fair value of the securities in the Company’s investment portfolio and evaluate individual securities for declines in fair value that may be other-than-temporary. If declines are deemed other-than-temporary, the loss is bifurcated and the amount of loss attributable to credit is recognized in earnings and the security is written down.  The amount of loss attributable to all other factors is recorded in other comprehensive income.

Effective April 1, 2009, the Company adopted the provisions to fair value measurement guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments. This critical Accounting policy is more fully described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for the period ended June 30, 2010.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted fair value measurements guidance, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended June 30, 2010. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At June 30, 2010, the fair value of assets based on level 3 measurements constituted 1% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

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

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $2.04 billion for the second quarter of 2010, compared to $1.97 billion for the second quarter in 2009. For the quarter ended June 30, 2010, total loans receivable including loans held for sale, averaged $1.45 billion in 2010 compared to $1.50 billion for the same quarter in 2009. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its level of new loan originations as compared to the level of originations in previous years. For the same two quarters, total securities averaged $594.3 million and $477.2 million, respectively. The increase is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $154.5 million, or 9%, for the second quarter of 2010 compared to the second quarter of 2009. These funds were primarily used to purchase investment securities as well as to reduce the level of borrowed funds. Total interest-bearing deposits averaged $1.50 billion for the second quarter of 2010, compared to $1.37 billion for the second quarter one year ago and average noninterest-bearing deposits increased by $25.1 million, or 8%, to $337.5 million. Short-term borrowings, which consists of overnight advances from the FHLB, averaged $76.4 million for the second quarter of 2010 versus $206.5 million for the same quarter of 2009.

The fully-taxable equivalent yield on interest-earning assets for the second quarter of 2010 was 4.88%, a decrease of 27 basis points (bps) from the comparable period in 2009. This decrease resulted from lower yields on the Company’s loan and securities portfolios during the second quarter of 2010 as compared to the same period in 2009. Floating rate loans represent approximately 45% of our total loans receivable portfolio. As of June 30, 2010, approximately $66.6 million, or 12%, of the Company’s investment securities had a floating interest rate and provide a yield that consists of a fixed spread tied to the one month London Interbank Offered Rate (LIBOR).  The average one month LIBOR rate decreased 5 bps over the past 12 months from an average of 0.37% during the second quarter of 2009 to an average of 0.32% during the second quarter of 2010.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout the remainder of 2010.

Also contributing to the lower yield on interest-earning assets in 2010 was a shift in the mix of such assets as previously mentioned. Average loans outstanding including loans held for sale as a percentage of total earning assets were 71% for the second quarter of 2010 as compared to 76% for the same period one year ago.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2010 was 1.09%, compared to 1.44% for the second quarter of 2009. Our deposit cost of funds decreased 32 bps from 1.05% in the second quarter of 2009 to 0.73% for the second quarter of 2010. The average rate paid on deposits decreased across all categories during the second quarter of 2010 compared to second quarter of 2009. The average cost of short-term borrowings increased from 0.62% to 0.63% during the same period. The aggregate average cost of all funding sources for the Company was 0.87% for the second quarter of 2010, compared to 1.20% for the same quarter of the prior year. The decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the second quarter as compared to the same period in 2009. At June 30, 2010, $370.4 million, or 20%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-

day Treasury bill, the overnight federal funds rate, or 30-day LIBOR interest rate. Late in the third quarter and early fourth quarter each year our indexed deposits experience seasonally high growth in balances and can comprise as much as 30% of our total deposits during those periods. The average interest rate of the 91-day Treasury bill decreased from 0.18% in the second quarter of 2009 to 0.14% in the second quarter of 2010 and this decrease, combined with the previously mentioned decrease in the average rate of the one month LIBOR, contributed to the reduction in the average interest rate the Bank paid on these deposits. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposits (CDs) that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our average rate paid on time deposits, including both retail and public, decreased by 90 bps from 3.09% for the second quarter of 2009 to 2.19% for the second quarter of 2010.

Interest-earning assets averaged $2.02 billion for the first six months of 2010, compared to $1.99 billion for the same period in 2009. For the same two periods, total loans receivable including loans held for sale, averaged $1.44 billion in 2010 and $1.49 billion in 2009. Total securities averaged $583.3 million and $502.1 million for the first six months of 2010 and 2009, respectively.

The overall net growth in interest-earning assets was funded primarily by an increase in the average balance of total deposits and the increase in stockholders’ equity. Total average deposits, including noninterest-bearing funds, increased by $184.6 million, or 11%, for the first six months of 2010 over the same period of 2009 from $1.65 billion to $1.83 billion. Short-term borrowings averaged $63.9 million and $257.0 million in the first six months of 2010 and 2009, respectively. Average stockholders’ equity increased $86.6 million from June 30, 2009 to June 30, 2010, primarily as the result of a stock offering which occurred in the third quarter of 2009.

The fully-taxable equivalent yield on interest-earning assets for the first six months of 2010 was 4.91%, a decrease of 23 bps versus the comparable period in 2009. This decrease resulted from lower yields on our loan and securities portfolios during the first six months of 2010 as compared to the same period in 2009, again, as a result of the lower level of general market interest rates present during 2010 versus the same period in 2009 combined with a shift in the mix of interest-earning assets.

The average rate paid on interest-bearing liabilities for the first six months of 2010 was 1.13%, compared to 1.42% for the first six months of 2009. Our deposit cost of funds decreased from 1.07% in the first six months of 2009 to 0.77% for the same period in 2010. The aggregate cost of all funding sources was 0.90% for the first six months of 2010, compared to 1.20% for the same period in 2009.

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

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2010 increased by $1.0 million, or 5%, over the same period in 2009. This increase resulted from an increase in the level of interest-earning assets combined with a reduction in interest rates paid on deposits and long-term debt, partially offset by a decrease in the yield on earning assets, as discussed in the previous section of this Form 10-Q. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $25.0 million for the second quarter of 2010, a decrease of $497,000, or 2%, from 2009.  Interest income on loans receivable including loans held for sale, on a tax-equivalent basis, decreased by $1.2 million, or 6%, from the second quarter of 2009. This was the combined result of a decrease in rate as well as a lower level of loans receivable outstanding. Also impacting loan interest income for the second quarter of 2010 was the reversal of $295,000 of accrued interest income associated with loans which were reclassified to nonaccrual status during the quarter. Interest income on the investment securities portfolio on a tax-equivalent basis increased by $710,000, or 14%, for the second quarter of 2010 as compared to the same period last year. The average balance of the investment portfolio in the second quarter of 2010 increased $117.0 million from the second quarter of 2009, which offset the 35 bps drop in average yield earned on the securities portfolio in the second quarter of 2010 versus the same period last year. During the second quarter of 2010, cash flows from the securities portfolio were reinvested back into the portfolio.

Interest expense for the second quarter decreased $1.5 million, or 26%, from $5.9 million in 2009 to $4.4 million in 2010. Interest expense on deposits decreased by $1.0 million, or 24%, from the second quarter of 2009 while interest expense on short-term borrowings decreased by $203,000, or 63%, for the same period. Interest expense on long-term debt decreased by $283,000, or 23%, as a result of the maturity of a $25 million two-year borrowing with a rate of 4.49% from the Federal Home Loan Bank (FHLB) which matured in September 2009.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2010 increased by $1.2 million, or 3%, over the same period in 2009. Interest income on interest-earning assets totaled $49.7 million for the first six months of 2010 a decrease of $1.6 million, or 3%, compared to the same period in 2009. Interest income on loans receivable, including loans held for sale on a tax equivalent basis, decreased by $2.3 million, or 6%, from the first six months of 2009 and interest income on investment securities increased by $627,000, or 6%, compared to the same period last year. The decrease in interest income earned was the result of a shift in the mix of interest-earning assets as well as a decrease in the yield on those earning assets due to the continued low interest rate environment that has existed over the past eighteen months. Also impacting loan interest income for the first six months of 2010 was the reversal of $496,000 of accrued interest income associated with loans which were reclassified to nonaccrual status during the first half of the year as well as the impact of lower interest rates associated with our new fixed rate loans generated over the past twelve months. Total interest expense for the first six months decreased $2.8 million, or 24%, from $11.9 million in 2009 to $9.1 million in 2010. Interest expense on deposits decreased by $1.7 million, or 19%, for the first six months of 2010 versus the first six months of 2009. Interest expense on short-term borrowings decreased by $563,000, or 75%, for the first six months of 2010 compared to the same period in 2009. Interest expense on long-term debt totaled $1.9 million for the first six months of 2010, as compared to $2.4 million for the first six months of 2009. The decrease in interest expense on long-term debt was a result of the maturity of the previously mentioned convertible select borrowing from the FHLB which matured in September 2009. The decreases in interest income and interest expense directly relate to the lower level of general market interest rates present in the first six months of 2010 compared to the first six months of 2009.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully taxable-equivalent basis was 3.79% during the second quarter of 2010 compared to 3.71% during the same period in the previous year. Our net interest rate spread on a fully taxable-equivalent basis was 3.78% during the first six months of 2010 versus 3.72% during the first six months of 2009. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 6 bps, from 3.95% for the second quarter of 2009 to 4.01% for the second quarter of 2010, as a result of the decrease in the cost of funding sources partially offset by the decreased yield on interest-earning assets as previously discussed. For the first six months of 2010 and 2009, the fully taxable-equivalent net interest margin was 4.01% and 3.94%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $2.6 million to the allowance for loan losses for the second quarter of 2010 as compared to $2.4 million for the previous quarter and compared to $3.7 million for the second quarter of 2009. The loan loss provision for the first six months was $5.0 million and $6.9 million for 2010 and 2009, respectively. Nonperforming loans totaled $63.2 million at June 30, 2010, up from $37.7 million at December 31, 2009 and compared to $31.8 million at June 30, 2009. Total nonperforming assets were $70.6 million at June 30, 2010 compared to $45.6 million as of December 31, 2009 and up from $33.4 million at June 30, 2009. Nonperforming assets as a percentage of total assets increased from 2.12% at December 31, 2009 to 3.22% at June 30, 2010. This same ratio was 1.61% at June 30, 2009. See the sections in this Management’s Discussion and Analysis on asset quality and the allowance for loan losses for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the second quarter of 2010 were $1.6 million, or 0.45% (annualized), of average loans outstanding compared to total net charge-offs of $594,000, or 0.16% (annualized), of average loans outstanding, for the same period in 2009. Of the $1.6 million, $1.3 million, or 78%, was associated with commercial real estate loans and $193,000, or 12%, was associated with commercial business loans.

The net charge offs for the second quarter consisted primarily of four relationships for which the Bank, upon determining the current value of the real estate collateral during the quarter, charged down the loans. There were no prior period specific allocations for these loans because the Bank’s collateral analysis on file at the time supported the book balances of the loans or repayment ability was demonstrated.

Net charge-offs for the first six months of 2010 were $3.2 million, or 0.45% (annualized), of average loans outstanding, compared to net charge-offs of $4.3 million, or 0.60% (annualized), of average loans outstanding for the same period in 2009. Approximately $2.7 million, or 79%, of total loan charge-offs year-to-date were associated with a total of six different relationships. Of the $3.2 million charged off in the first half of the year approximately $1.3 million, or 40%, was associated with commercial real estate loans and $1.5 million, or 47%, was associated with commercial business loans.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.12% at June 30, 2010 as compared to 1.00% at December 31, 2009 and to 1.33% at June 30, 2009.

Noninterest Income

Noninterest income for the second quarter of 2010 increased by $2.3 million, or 47%, over the same period in 2009. Core noninterest income, comprised primarily of deposit service charges and fees, totaled $6.7 million, for the second quarter of 2010, an increase of $973,000 or 17%, over the second quarter of 2009.  The increase in core noninterest income is primarily due to an increased volume of check card/automatic teller machine (ATM) transactions in addition to an increase in non-sufficient funds (NSF) fees. Gains on the sales of loans totaled $133,000 for the second quarter of 2010 as compared to gains on such sales of $378,000 for the same period one year ago primarily the result of a lower volume of residential loans originated in the second quarter of 2010. During the second quarter of 2010, the Company recorded gains of $298,000 on sales of investment securities compared to $55,000 during second quarter of 2009. The Company recognized a $3,000 charge for credit related other-than-temporary impairment on one private-

label collateralized mortgage obligation (CMO) in the second quarter of 2010 compared to a $1.4 million charge in the same quarter of 2009 on three private-label CMOs. Further detailed discussion of the impairment charge can be found in Note 8 of this Form 10-Q. During the second quarter 2009, the Company sold lots with small remaining par values out of the investment portfolio resulting in a gain of $55,000.  In the second quarter of 2010, the Company sold a two corporate CMOs which did not have other-than-temporary impairments.  Metro sold those two securities, with a total principal balance of $9.1 million, to improve credit risk.

Noninterest income for the first six months of 2010 increased by $2.8 million, or 27%, over the same period in 2009. Deposit service charges and fees increased 11%, from $11.4 million for the first six months of 2009 to $12.6 million in the first six months of 2010. The increase in deposit service charges and fees is primarily attributable to a higher level of fee income associated with NSF activity as well as check card and ATM transactions. The 2010 net gain on the sale of loans is comprised of $327,000 of gains on the sale of residential and small business loans compared to a net gain of $56,000 for the same period in 2009. Impacting the net gain on sale of loans for the first half of 2009 was a $627,000 loss recorded on the sale of a majority of the Bank’s student loan portfolio. Included in noninterest income for the first six months of 2010 was a $916,000 charge for other-than-temporary impairment on private-label CMOs in the Bank’s investment portfolio compared to a $1.4 million charge for the first six months of 2009.  In the first six months of 2010 this charge was offset by $919,000 of gains on sales/calls of securities compared to a $55,000 gain in the first six months of 2009. Excluding the net impact of the investment related items and the loss recorded due to the sale of the Bank’s student loan portfolio, noninterest income for the first six months of 2010 was $13.2 million compared to $12.4 million  for the same period in 2009, an $831,000 or 7% increase.

Noninterest Expenses

Second Quarter 2010 Compared to Second Quarter 2009

For the second quarter of 2010, noninterest expenses increased by $1.9 million, or 8%, over the same period in 2009. The increase was a result of higher costs associated with the new systems that were put into operation during the second quarter of 2009 as part of the transition of certain services primarily data processing, item processing and call center customer service away from TD Bank. In addition, expenses associated with foreclosed assets and problem loans and outside consulting fees for services related to regulatory compliance efforts contributed to the increase over the second quarter of 2009. These higher expenses were partially offset by lower salary and benefits costs as well as lower regulatory assessments. A comparison of noninterest expenses for certain categories for the three months ended June 30, 2010 and June 30, 2009 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $922,000, or 8%, for the second quarter of 2010 from the second quarter of 2009. The decrease in salary and benefits expense in the second quarter 2010 compared to the second quarter 2009 directly relates to the additional resources required, including a significant amount of overtime throughout the Company, to facilitate the conversion and rebranding processes which occurred during the second quarter 2009.

Occupancy expenses totaled $2.2 million for the second quarter of 2010, an increase of $144,000, or 7%, over the second quarter of 2009. The increase in occupancy is primarily related to the increase in electric utility costs which increased for 24 of our facilities during 2010 due to rate hikes by one of the primary local electrical providers. Such costs will continue to be higher throughout the remainder of 2010 over levels experienced in 2009.

Furniture and equipment expenses increased 27%, or $299,000, over the second quarter of 2009. The increase in furniture and equipment costs was related to depreciation on equipment for the new information technology infrastructure installed during the second quarter of 2009 to perform certain services in-house which were previously provided by TD as well as the transition of data processing and item processing services from TD to Fiserv.

Advertising and marketing expenses totaled $610,000 for the three months ending June 30, 2010, an increase of $85,000, or 16%, over the same period in 2009. This is primarily due to a lower level of advertising in the second quarter of 2009 in anticipation of the Company’s rebranding which occurred in the latter part of the second quarter of 2009. The 2010 level of advertising and marketing expenses represent a normal level of marketing activity.

Data processing expenses increased by $1.2 million, or 57%, in the second quarter of 2010 over the three months ended June 30, 2009. The increase was due to costs related to the infrastructure which supports services being performed in-house as well as the higher level of data processing and item processing costs with the Bank’s replacement vendor (Fiserv) versus the expenses incurred with the previous vendor (TD Bank). In addition to the increase in infrastructure costs, ATM and check card transaction volume is higher in 2010 which resulted in higher processing expenses for the quarter compared to second quarter 2009.

Postage and supplies expense decreased $319,000, or 67%, during the second three months of 2010 compared to the same period in 2009.  This decrease is primarily a result of outsourcing customer loan and deposit statement rendering services in mid-2009, as part of the transition of operational services from TD Bank to Fiserv. As a result, such expenses are now included in total data processing expenses.

Regulatory assessments and related fees totaled $1.0 million for the second quarter of 2010 and were $599,000, or 36%, lower than the second quarter of 2009. The Bank, like all financial institutions whose deposits are guaranteed by the Deposit Insurance Fund (DIF), pays a quarterly premium for such deposit insurance coverage. During the second quarter 2010, the Bank incurred higher FDIC insurance premiums for its regular assessment due to increased deposits combined with a higher rate.  During the second quarter of 2009, a one time special insurance assessment was levied against all FDIC-insured financial institutions to bolster the Bank Insurance Fund. The Bank had a special assessment charge of $960,000 in the second quarter of 2009 compared to no additional charge in the second quarter of 2010.

Loan expense increased $62,000, or 17%, during the second quarter of 2010 to $430,000 compared to the $368,000 incurred in the second quarter of 2009 as a result of an increase in the amount of problem loans. A detailed discussion of problem and nonperforming loans is located in the Loan and Asset Quality section of this Form 10-Q.

Foreclosed real estate expenses of $381,000 increased by $284,000 during the second quarter of 2010 compared to the same quarter in 2009. During the second quarter of 2010, the Bank wrote down the balance of seven foreclosed assets by a total of $154,000. The Bank has also seen an increase in delinquent taxes due on foreclosed assets over the amount expensed in the quarter ending June 2009.  The Bank paid total taxes of $103,000 on foreclosed assets during the second quarter 2010 which is included in foreclosed real estate expense.

Consulting fees of $960,000 increased by $839,000 during the second quarter of 2010 compared to the same quarter in 2009. The increase is a result of consultants hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control. It is anticipated that the level of consulting services needed for the third quarter of 2010 could be as high as, if not higher than, the level incurred during the second quarter.

Other noninterest expenses increased by $750,000, or 38%, for the three-month period ended June 30, 2010, compared to the same period in 2009. During the quarter the Company experienced higher legal expenses over the second quarter 2009 related to legal proceedings as discussed in Part II, Item 1 of this Form 10-Q.

Increases in other noninterest expenses relate to higher non credit related losses, an increase in coin processing costs associated with our Magic Money Machine and $229,000 of costs associated with the cancellation of a potential branch site.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

For the first six months of 2010, noninterest expenses increased by $5.1 million, or 12%, over the same period in 2009. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits, decreased by $667,000, or 3%, for the first six months of 2010 over the first six months of 2009. As mentioned above, the decrease in salary and benefits expense in 2010 compared to the first half of 2009 directly relates to the additional resources required in 2009 to facilitate the conversion and rebranding processes.  The reduction in conversion related resources is partially offset by an increase in operations and technology staff levels to maintain the infrastructure that was built during conversion.  The Company has experienced a reduction in employee health care claims during the first half of 2010 versus the first half of 2009.  Another decrease in benefits expense relates to the reversal of $200,000 of expense during the first quarter of 2010 (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

Occupancy expenses totaled $4.4 million for the first six months of 2010, an increase of $405,000, or 10%, over the first six months of 2009, primarily as a result of higher electric utility rates for several of our stores as well as an inordinate amount of snow removal expenses in 2010 as a result of the severe winter weather. Furniture and equipment expenses increased 20%, or $432,000, over the first six months of 2009. The increase was primarily related to increased depreciation and new maintenance agreements on new systems and signage due to the transition of services from TD to Fiserv and the name change of the Bank, both occurred during the second quarter of 2009.

Advertising and marketing expenses totaled $1.4 million for the six months ending June 30, 2010, an increase of $397,000, or 38%, over the same period in 2009.  As mentioned previously, this is due to a lower level of advertising in the first half of 2009 in anticipation of the Company’s rebranding which occurred in the second quarter of 2009. The 2010 expense level represents normal marketing activity for the Company.

Data processing expenses totaled $6.5 million, an increase of $2.3 million, or 56%, for the first six months of 2010 over the six months ended June 30, 2009. The increase was due to costs related to the infrastructure which supports services now being performed in-house as well as the higher level of data processing and item processing costs with the Bank’s replacement vendor (Fiserv) versus the expenses incurred with the previous vendor TD. In addition, expenses such as postage are now included in total data processing for 2010. Postage and supplies decreased $478,000, or 50%, for the first six months of 2010 compared to the same period in 2009 primarily as a result of outsourcing customer statement rendering services in mid-2009 as part of the transition of operational services from TD to Fiserv.

Telephone expenses totaled $1.8 million for the first half of 2010, an increase of $232,000, or 15%, over the first half of 2009. This increase was related to increased call center phone expense incurred following the Company’s separation from TD and outsourcing of such services to a replacement vendor.

Foreclosed real estate expenses of $949,000 increased by $754,000 during the first half of 2010 compared to the same period in 2009. This was primarily the result of the write-down of one particular foreclosed asset by $243,000 in the first quarter of 2010 and 12 other properties totaling $289,000 during the first half of 2010 compared to $47,000 in write-downs during the first half of 2009.

Included in noninterest expenses for the first half of 2009 were net one-time charges totaling $388,000 related to the transition of all services from TD and rebranding costs associated with changing the  Company's and the Bank’s name.  In the first half of 2009 there were approximately $3.6 million of expenses associated with the above which were partially offset by the recognition of $3.25 million of the total $6.0 million fee due to Metro Bank from TD Bank.  This fee was to partially defray the costs incurred by Metro for transition and rebranding.  Also included in noninterest expense for the first half of 2009 were $405,000 of expenses related to an anticipated merger compared to $17,000 of similar costs incurred during the first half of 2010. The planned merger was later terminated as discussed in the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010.

Consulting fees of $1.7 million increased by $1.5 million during the first half of 2010 compared to the same period one year ago. The increase is a result of consultants hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control. It is anticipated that the level of consulting services for the second half of 2010 could be as high as if not higher than the level incurred during the first half of 2010.

Other noninterest expenses increased by $1.2 million, or 31%, for the six-month period ending June 30, 2010, compared to the same period in 2009. The primary reason for this increase is higher costs related to correspondent bank charges, previously included in processing fees from TD, the previously mentioned cancelled potential branch site, higher Pennsylvania shares taxes, non-credit losses as well as higher legal fees as a result of legal proceedings as discussed in Part II, Item 1 of this Form 10-Q.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expenses which include core system conversion/branding and merger/acquisition expenses. For the second quarter of 2010 this ratio equaled 3.2% and for the second quarter of 2009 this ratio equaled 3.4%. For the six-month period ending June 30, 2010, this ratio equaled 3.2% compared to 3.1% for the six-month period ending June 30, 2009.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ending June 30, 2010, the operating efficiency ratio was 90.0%, compared to 94.7% for the similar period in 2009. This ratio equaled 90.4% for the first half of 2010, compared to 87.1% for the first half of 2009. The decrease in the operating efficiency ratio for the second quarter of 2010 primarily relates to the 14% increase in total revenues in 2010 compared to an 8% increase in noninterest expenses for the second quarter of 2010. The increase in the efficiency ratio for the six months ended June 30, 2010 versus June 30, 2009 was due to a 12% increase in noninterest expenses compared to an 8% increase in total revenues.

Benefit for Federal Income Taxes

The tax benefit realized for federal income taxes was $238,000 for the second quarter of 2010, compared to the tax benefit for federal income taxes of $1.0 million for the same period in 2009. For the six months ending June 30, the tax benefit was $1.1 million for 2010 compared to the tax benefit of $869,000 in 2009. The $1.1 million benefit for the first six months of 2010 was partially due to the high proportion of tax free income to the amount of total pre-tax loss.  It also includes a $256,000 tax benefit the Company recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods. The Company’s statutory tax rate was 34% in 2010 and 35% in 2009.

Net Income and Net Income per Share

Net income for the second quarter of 2010 was $360,000, an increase of $1.7 million over the $1.4 million net loss recorded in the second quarter of 2009. The increase was due to a $969,000 increase in net interest income, a $1.1 million decrease in the provision for loan losses and a $2.3 million increase in noninterest income partially offset by a $1.9 million increase in noninterest expenses and an $803,000 decrease in the benefit for income taxes.

Net income for the first six months of 2010 was $366,000, an increase of $884,000, or 171%, over the $518,000 net loss recorded in the first six months of 2009. The increase was due to a $1.1 million increase in net interest income, a $1.9 million decrease in the provision for loan losses, a $2.8 million increase in noninterest income and a $271,000 increase in the benefit for income taxes partially offset by a $5.1 million increase in noninterest expenses.

Basic income per common share and fully diluted earnings per common share were both $0.02 for the second quarter of 2010, compared to a loss per share of $(0.21) for the second quarter of 2009. For the first half of 2010, both basic and fully diluted earnings per share were $0.02 compared to a loss per share of  $(0.09), for both the three months and six months ended June 30, 2009, respectively.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income (loss) in relation to our total average assets. Our annualized ROA for the second quarter of 2010 was 0.07%, compared to (0.26)% for the second quarter of 2009. The ROA for the first six months in 2010 and 2009 was 0.03% and (0.05)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 0.70% for the second quarter of 2010, compared to (4.62)% for the second quarter of 2009. The ROE for the first six months of 2010 was 0.36%, compared to (0.89)% for the first six months of 2009.

FINANCIAL CONDITION

Securities

During the first half of 2010, the total investment securities portfolio increased by $42.0 million from $506.7 million to $548.7 million. The unrealized loss on available for sale (AFS) securities improved by $10.4 million from $16.7 million at December 31, 2009 to $6.3 million at June 30, 2010 as a result of improving market values in both agency and most non-agency securities.

Sales of securities with a market value of $44.9 million and calls of securities of $31.6 million occurred during the first half of 2010 with the Bank realizing gains of $919,000.

During the first half of 2010, the fair value of securities available for sale increased by $45.0 million, from $388.8 million at December 31, 2009 to $433.8 million at June 30, 2010. The net change was a result of purchases of new securities totaling $152.5 million, partially offset by $30.0 million in securities called, $44.9 million of securities sold, $43.1 million in principal pay downs during the first half of 2010 as well as the previously mentioned decrease of $10.4 million in the unrealized loss on the AFS portfolio. The AFS portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At June 30, 2010, the after-tax unrealized loss on AFS securities included in stockholders’ equity totaled $4.1 million, compared to $10.9 million at December 31, 2009. The weighted average life of the AFS portfolio at June 30, 2010 was approximately 3.3 years compared to 3.6 years at December 31, 2009 and the duration was 2.9 years at June 30, 2010 compared to 3.0 years at December 31, 2009. The current weighted average yield was 3.85% at June 30, 2010 compared to 3.78% at December 31, 2009.

During the first six months of 2010, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $2.9 million from $117.8 million to $114.9 million as principal repayments of $11.3 million and the call of $1.6 million of municipal bonds were partially offset by the purchase of a $10.0 million corporate bond. The securities held in this portfolio include agency debentures, collateralized mortgage obligations, corporate debt securities and mortgage-backed securities. The weighted average life of the HTM portfolio at June 30, 2010 was approximately 2.4 years compared to 4.8 years at December 31, 2009 and the duration was 2.2 years at June 30, 2010 compared to 4.0 years at December 31, 2009. The current weighted average yield was 4.64% at June 30, 2010 compared to 4.69% at December 31, 2009. Total investment securities aggregated $548.7 million, or 25% of total assets at June 30, 2010 as compared to $506.7 million, or 24%, of total assets at December 31, 2009.

The average fully-taxable equivalent yield on the combined investment securities portfolio as of June 30, 2010 was 3.80% as compared to 4.16% as of June 30, 2009.

The Bank’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent other-than-temporary impairment (OTTI) of many types of CMOs. The unrealized losses in the Company’s investment portfolio at June 30, 2010 are associated with two different types of securities. The first type includes three government agency-backed CMOs and one corporate bond. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including LIBOR and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

The second type of security in the Company’s investment portfolio with unrealized losses at June 30, 2010 was private-label CMOs. As of June 30, 2010, the Company owned 19 private-label CMO securities in its investment portfolio with a total amortized cost of $88.6 million. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans, selected residential loans and Small Business Administration (SBA) loans the Bank originates with the intention of selling in the future. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships.

The sale of these loans takes place typically within 30 days of funding. At December 31, 2009 and June 30, 2010, there were no past due or impaired residential mortgage loans held for sale. Currently, the Company is originating SBA loans with the intent to sell the guaranteed portion of the loan. The Company originated and transferred $7.3 million in SBA loans with a deferred gain of $560,000 during the second quarter of 2010.  The gain will be recognized at the expiration of the 90 day warranty period as previously mentioned in Note 3 to the Consolidated Financial Statements included in this interim report on Form 10-Q. Metro had another $3.2 million of SBA loans outstanding pending transfer at June 30, 2010.

Total loans held for sale were $24.1 million at June 30, 2010 and $12.7 million at December 31, 2009. At June 30, 2010, loans held for sale were comprised of $10.5 million of SBA loans, $6.3 million of student loans and $7.3 million of residential mortgages as compared to $6.6 million of student loans and $6.1 million of residential loans at December 31, 2009. The increase was the result of $34.9 million in new loan originations, partially offset by sales of $23.5 million in residential loans.  Loans held for sale, as a percent of total assets, were 1% at June 30, 2010 and less than 1% at December 31, 2009.

Loans Receivable

During the first six months of 2010, total gross loans receivable decreased by $2.7 million, from $1.44 billion at December 31, 2009. Gross loans receivable represented 79% of total deposits and 66% of total assets at June 30, 2010, as compared to 80% and 67%, respectively, at December 31, 2009. Total loan originations during the first six months of 2010 were below historical norms for the Bank. This is due to both lower loan demand and the current economic conditions. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its level of new loan originations as compared to the level of originations in previous years.

The following table reflects the composition of the Company’s loan portfolio as of June 30, 2010 and 2009, respectively.

(dollars in thousands)	As of June 30,2010	% of Total	As of June 30, 2009	% of Total	$ Change	% Change
Commercial	$467,027	32%	$464,366	32%	$2,661	1%
Owner-occupied	240,479	17	278,323	19	(37,844)	(14)
Total commercial	707,506	49	742,689	51	(35,183)	(5)
Consumer / residential	291,297	20	307,627	21	(16,330)	(5)
Commercial real estate	442,294	31	402,144	28	40,150	10
Gross loans	1,441,097	100%	1,452,460	100%	$(11,363)	(1)%
Less: Allowance for loan losses	(16,178)		(19,337)
Net loans	$1,424,919		$1,433,123

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets at June 30, 2010, were $70.6 million, or 3.22%, of total assets as compared to $45.6 million, or 2.12%, of total assets at December 31, 2009. And compared to $33.4 million, or 1.61% at June 30, 2009.

Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and restructured loans) were $63.2 million at June 30, 2010 compared to $37.7 million at December 31, 2009 and versus $31.8 million at June 30, 2009. During the second quarter of 2010, nonperforming loans increased from $46.3 million to $63.2 million. The increase in total nonperforming loans during the second quarter of 2010 is primarily related to three commercial relationships totaling $16.8 million, 80% of which is commercial business loan exposure, partially offset by charge-offs and payments. The largest relationship totals $9.0 million and consists of three loans with contract dates of May 25, 2004, December 21, 2006 and June 30, 2009.  All three loans were placed on nonaccrual June 30, 2010, despite one loan being current and two loans being 36 days and 40 days past due, respectively, because the loans were considered impaired by definition.  The Bank’s appraisals on file support the book balances of the loans.

The second largest of these relationships totals $4.2 million and consists of 24 sub notes under a “warehouse” line of credit.  The contract date of the facility is September 1, 2005 and the sub note contract dates range from November 1, 2005 to January 8, 2009.  The loans were placed on nonaccrual June 30, 2010.  Each sub note is secured, the Bank has current appraisals, and no specific allocation or charge down is necessary at this time due to the viability of the business, personal guarantees and a restructure plan that is expected to be fully effective in the fourth quarter of this year.

The third relationship totals $3.6 million and consists of four loans.  The loans have contract dates ranging from November 7, 2002 to March 11, 2008 and were placed on nonaccrual in May and June of 2010.  The loans are secured, and we expect payment in full by the end of the third quarter through the sale of the collateral and a refinance of the debt by another financial institution.

At June 30, 2010, 56 loans were in the nonaccrual commercial category ranging from $3,000 to $6.2 million and 38 loans were in the nonaccrual commercial real estate category ranging from $2,000 to $4.8 million. Of the 56 commercial loans, four loans, or 7%, of the loans were in excess of $1.0 million and accounted for $17.8 million, or 70% of total nonaccrual commercial loans, with an average outstanding balance of $4.4 million per loan. The remaining 52 loans account for the difference at an average outstanding balance of $149,000 per loan. Of the 38 commercial real estate loans, 12 loans, or 32% of the loans were in excess of $1.0 million and accounted for $27.3 million, or 84%, of total nonaccrual commercial real estate loans, with an average outstanding balance of $2.3 million per loan. The remaining 26 loans account for the difference at an average outstanding balance of $201,000 per loan. At December 31, 2009, 40 loans were in the nonaccrual commercial category ranging from $5,000 to $6.2 million and 22 loans were in the nonaccrual commercial real estate category ranging from $31,000 to $4.8 million. Of the 40 commercial loans, two loans, or 5%, of the loans were in excess of $1.0 million and totaled $9.3 million, or 64%, of total nonaccrual commercial loans, with an average outstanding balance of $4.6 million per loan. The remaining 38 loans account for the difference at an average of $136,000 per loan. Of the 22 commercial real estate loans, seven loans, or 32%, of the loans were in excess of $1.0 million and totaled $17.8 million, or 88% of total nonaccrual commercial real estate loans, with an average outstanding balance of $2.5 million per loan. The remaining 15 loans account for the difference at an average of $165,000 per loan.

Nonperforming loans increased from $31.8 million at June 30, 2009 to $63.2 million at June 30, 2010.  The increase in nonperforming loans experienced by the Bank from June 30, 2009 to June 30, 2010 primarily resulted from the addition of commercial relationships totaling $47.2 million at June 30, 2010 partially offset by transfers to foreclosed assets and charge-offs. Nonperforming commercial loans consisted of 44 relationships at June 30, 2010 compared to 38 relationships at June 30, 2009. This increase is attributable primarily to seven relationships, or a total of 15 loans, aggregating $38.5 million or 94% of the $40.8 million increase. While it is difficult to forecast nonperforming loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has identified the material problem loans in the portfolio.

Impaired loans and other loans related to the same borrowers total $81.6 million at June 30, 2010 with a specific allocation of $193,000 at June 30, 2010 compared to impaired loans of $66.9 million at December 31, 2009 with a $900,000 specific allocation. During the first six months of 2010, there was one loan added totaling $950,000 requiring a specific allocation and four loans totaling $1.3 million that no longer required a specific allocation at June 30, 2010. This was due to the charge-off during the first quarter 2010 of these four loans for a total of $1.3 million; $900,000 of which had been specifically allocated for at December 31, 2009. Additional loans of $46.9 million, considered by our internal loan review department as potential problem loans at June 30, 2010, have been evaluated as to risk exposure in determining the adequacy for the allowance for loan losses. Additional loans that were evaluated as to risk exposure decreased $6.2 million from $53.1 million at December 31, 2009.

The Bank obtains third-party appraisals by a Bank pre-approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be nonperforming.  Appraisals are ordered by the Bank’s Real Estate Loan Administration Department which is independent of both loan workout and loan production functions. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.

The charge down of any nonperforming loan is generally done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal on valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

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

Partially charged off loans with an updated appraisal remain on nonperforming status and are subject to the Bank’s standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or classified as a Troubled Debt Restructure, unless collectability of the entire contractual balance of principal and interest (book and charged off amounts) is no longer in doubt, and the loan is current or will be brought current within a short period of time.

Management’s Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in these loans.

Loans past due 90 days or more and still accruing were $687,000 at June 30, 2010 compared to $0 at December 31, 2009 and June 30, 2009.  Renegotiated loans were $171,000 at June 30, 2010 and $0 at December 31, 2009 and June 30, 2009.

Foreclosed real estate totaled $7.4 million at June 30, 2010, $7.8 million at December 31, 2009 and compared to $1.7 million one year ago. The decrease in foreclosed real estate during the first half of 2010 is the result of the sale of five properties for proceeds of $973,000 and write-downs on 13 of the remaining properties partially offset by the transfer of 10 additional properties to foreclosed real estate.

It is possible that increased levels of nonperforming assets and probable losses may continue in the foreseeable future due to the economic downturn, including record unemployment, lackluster consumer spending, stagnant home sales and declining or reduced collateral values.

The table below presents information regarding nonperforming loans and assets at June 30, 2010 and 2009 and at December 31, 2009.

	Nonperforming Loans and Assets
(dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans:
Commercial	$25,327	$14,254	$8,090
Consumer	1,437	654	882
Real Estate:
Construction	17,879	11,771	9,070
Mortgage	17,723	11,066	13,753
Total nonaccrual loans	62,366	37,745	31,795
Loans past due 90 days or more and still accruing	687	-	-
Renegotiated loans	171	-	-
Total nonperforming loans	63,224	37,745	31,795
Foreclosed real estate	7,367	7,821	1,650
Total nonperforming assets	$70,591	$45,566	$33,445
Nonperforming loans to total loans	4.39	2.61	2.19
Nonperforming assets to total assets	3.22	2.12	1.61
Nonperforming loan coverage	26	38	61
Nonperforming assets / capital plus allowance for loan losses	31	21	24

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ended		Year Ended	Six Months Ended
(dollars in thousands)	June 30, 2010	June 30, 2009	December 31, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$15,178	$16,231	$16,719	$14,391	$16,719
Provisions charged to operating expense	2,600	3,700	12,425	5,000	6,900
	17,778	19,931	29,144	19,391	23,619
Recoveries of loans previously charged-off:
Commercial	217	117	92	248	120
Consumer	1	4	6	2	5
Real estate	13	6	210	26	6
Total recoveries	231	127	308	276	131
Loans charged-off:
Commercial	(410)	(486)	(7,405)	(1,754)	(2,346)
Consumer	(20)	(12)	(21)	(81)	(19)
Real estate	(1,401)	(223)	(7,635)	(1,654)	(2,048)
Total charged-off	(1,831)	(721)	(15,061)	(3,489)	(4,413)
Net charge-offs	(1,600)	(594)	(14,753)	(3,213)	(4,282)
Balance at end of period	$16,178	$19,337	$14,391	$16,178	$19,337
Net charge-offs (annualized) as a percentage of average loans outstanding	0.45%	0.16%	1.02%	0.45%	0.60%
Allowance for loan losses as a percentage of period-end loans	1.12%	1.33%	1.00%	1.12%	1.33%

The Company recorded provisions of $5.0 million to the allowance for loan losses during the first six months of 2010, compared to $6.9 million for the same period in 2009. Net charge-offs for the first six months of 2010 totaled $3.2 million, or 0.45% (annualized) of average loans outstanding compared to $4.3 million, or 0.60%, for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 1.12% at June 30, 2010, compared to 1.00% at December 31, 2009; the increase was primarily due to an additional provision booked in excess of net charge-offs for the first six months of 2010 combined with a slight decrease in loan balances outstanding.

Premises and Equipment

During the first six months of 2010, premises and equipment decreased by $1.8 million, or 2%, from $93.8 million at December 31, 2009 to $92.0 million at June 30, 2010. This decrease was primarily due to depreciation and amortization of $3.0 million on existing assets partially offset by purchases of new fixed assets totaling $1.3 million.

Deposits

Total deposits at June 30, 2010 were $1.83 billion, up $18.9 million, or 1%, over total deposits of $1.81 billion at December 31, 2009. Core deposits totaled $1.79 billion at June 30, 2010, compared to $1.78 billion at December 31, 2009. During the first six months of 2010, core consumer deposits decreased $13.4 million, or 1%, core commercial deposits increased $41.5 million, or 8%, while core government deposits decreased by $25.0 million, or 7%. Total noninterest bearing deposits increased by $26.0 million, or 8%, from $319.9 million at December 31, 2009 to $345.9 million at June 30, 2010.

The average balances and weighted average rates paid on deposits for the first six months of 2010 and 2009 are presented in the table below.

	Six Months Ending June 30,
	2010		2009
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$331,476		$299,058
Interest-bearing (money market and checking)	917,853	0.75%	740,533	0.94%
Savings	331,696	0.48	340,620	0.61
Time deposits	250,647	2.27	266,828	3.20
Total deposits	$1,831,672		$1,647,039

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the FHLB. At June 30, 2010, short-term borrowings totaled $77.4 million as compared to $51.1 million at December 31, 2009. Average short-term borrowings for the first six months of 2010 were $63.9 million as compared to $257 million for the first half of 2009. Deposit growth in excess of increases in interest-earning assets have been utilized to reduce the level of average short-term borrowings over the past twelve months. The average rate paid on the short-term borrowings was 0.58% for the first six months of both 2010 and 2009.

Long-Term Debt

Long-term debt totaled $54.4 million at both June 30, 2010 and at December 31, 2009. As of June 30, 2010, our long-term debt consisted of $29.4 million of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as a longer-term borrowing through the FHLB of Pittsburgh. At June 30, 2010, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the FHLB convertible select borrowing product during 2007 with a $25.0 million borrowing with a 5 year maturity and a six month conversion term at an initial and current interest rate of 4.29%.

Stockholders’ Equity and Capital Adequacy

At June 30, 2010, stockholders’ equity totaled $208.8 million, up $8.8 million, or 4%, over $200.0 million at December 31, 2009. Stockholders’ equity at June 30, 2010 included $4.1 million of unrealized losses, net of income tax benefits, on securities available for sale. Excluding these unrealized losses, gross stockholders’ equity increased by $2.1 million, from $210.9 million at December 31, 2009, to $213.0 million at June 30, 2010, primarily as a result of the proceeds from shares issued through our stock option and stock purchase plans.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2010, the Bank met the definition of a “well-capitalized” institution.

The following tables provide a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

Company	June 30, 2010	December 31, 2009	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Total	14.67%	14.71%	8.00%	N/A
Risk-based Tier 1	13.75	13.88	4.00	N/A
Leverage ratio (to average assets)	10.99	11.31	4.00	N/A
Bank
Capital Ratios:
Risk-based Total	12.95%	12.85%	8.00%	10.00%
Risk-based Tier 1	12.03	12.01	4.00	6.00
Leverage ratio (to average assets)	9.61	9.82	4.00	5.00

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

The following table compares the impact on forecasted net interest income at June 30, 2010 of a plus 200 and minus 100 basis point bp change in interest rates to the impact at June 30, 2009 in the same scenarios.

	June 30, 2010		June 30, 2009
	12 Months	24 Months	12 Months	24 Months
Plus 200	0.6%	3.3%	3.9%	9.1%
Minus 100	(1.1)	(2.5)	(1.9)	(4.4)

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of our assets and liabilities in excess of book value in the current rate scenario, and then compares the excess of market value over book value given an immediate 200 bp increase and a 100 bp decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  This measurement of interest rate risk represents a change from the previously reported metric which focused on the change in the excess of market value over book value in each of the interest rate scenarios. At June 30, 2010 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2010 provide an accurate assessment of our interest rate risk.  At June 30, 2010, the average life of our core deposition transaction accounts was eight years.

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

The Company and the Bank’s liquidity are managed separately. On an unconsolidated basis, the principal source of  liquidity to the Company is dividends paid to the Company by the Bank. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Company. The Company’s net cash outflows consist principally of interest on the trust-preferred securities, dividends on the preferred stock and unallocated corporate expenses.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include a $15 million federal funds lines of credit through the Atlantic Central Bankers Bank and $474.0 million of borrowing capacity at the FHLB. At June 30, 2010, our total potential liquidity through these secondary sources was $489.0 million, of which $386.6 million would normally be available, as compared to $496.1 million available out of our total potential liquidity of $572.1 million at December 31, 2009. The $83.1 million decrease in potential liquidity was mainly due to a decrease in the borrowing capacity at the FHLB, as a result of the bank’s lower level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag. Utilization of this capacity was increased as average short-term borrowings through the FHLB totaled $101.4 million in the second quarter of 2010 compared to $76.2 million in the first quarter of 2010 and compared to $256.5 million during the second quarter of 2009.

As a result of Metro Bank entering into a Consent Order with both the FDIC and the Pennsylvania Department of Banking on April 29, 2010, the FHLB has temporarily placed a soft cap limit on the Bank’s available borrowing level to 40% of the Bank’s normal maximum borrowing capacity. Therefore, at June 30, 2010, the maximum borrowing capacity that the Bank can borrow through the FHLB was limited to $189.6 million without prior approval, of which $87.2 million was currently available.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s controls and procedures for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

On or about June 19, 2009, Members 1st Federal Credit Union, or “Members 1st”, filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First and Republic First Bank. Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition. It is Members 1st’s assertion that Metro’s use of a red letter “M” alone, or in conjunction with its trade name “Metro”,  purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized). Metro intends to defend the case vigorously. The complaint seeks damages in an unspecified amount and injunctive relief. The discovery phase of the litigation has recently closed. In light of this state of the proceeding, it is not possible to assess potential costs and damages if Members 1st were to be successful in the proceeding. Any costs and damages could materially adversely affect us.

Information concerning the April 29, 2010 Consent Order issued to the Bank by the Federal Deposit Insurance Corporation and the substantially similar consent order issued by the Pennsylvania Department of Banking is incorporated herein by reference to (i) the discussion below in Item 1A. Risk Factors and (ii) Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2010.  The Bank consented to the regulatory orders without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation relating to any matters identified in the orders.

Item 1A.    Risk Factors.

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the SEC with the exception of the addition of the following two factors:

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may materially adversely affect us.

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, that it is subject to extensive regulation, supervision, and legislation governing almost all aspects of its operations and that laws and regulations applicable to the banking industry could change at any time.  The Company is currently assessing the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) which was signed into law by President Obama on July 21, 2010.  Among the key provisions of the Act is the creation of the Bureau of Consumer Financial Protection (“Bureau”), which will be an independent bureau within the Federal Reserve System with broad authority in the consumer finance industry.  The Bureau will have exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws.  These laws are currently administered by different federal agencies, including the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve, current federal regulators of the Bank and Company, respectively.

While designed primarily to reform the financial regulatory system, the Act also contains a number of corporate governance provisions that will affect public companies.  The Act requires the SEC to adopt rules which may affect the Company’s executive compensation policies and disclosure.   The impact of the Act on the Company’s financial position cannot be estimated at this time.  Various provisions of the Act will become effective over the next 18 months and the Company will adopt the necessary policies and procedures to comply with the Act.

Compliance with the Consent Order May Result in Significant Noninterest Expenses

On April 29, 2010, the Bank consented and agreed to the issuance of a Consent Order (“Order”) by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank’s federal banking regulator, and a substantially similar consent order by the Pennsylvania Department of Banking.  Following issuance of the orders and the Bank’s institution of compliance measures, the Company believes the following factor, in addition to those disclosed in the Annual Report on form 10-K, should be considered as possibly having a negative impact on the Company’s liquidity, financial position, or results of operations.

The Order requires the Bank to take all necessary steps, consistent with the Order and sound banking practices, to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC to have been committed by the Bank.  Among other things, the Order requires certain analyses and assessments, including an analysis and assessment of the Bank Secrecy Act (“BSA”) and Office of Foreign Assets Control (“OFAC”) staffing needs and qualifications and an analysis and assessment of the independence and performance of the Bank’s directors and senior executive officers.  It also requires the development, adoption and implementation of a system of internal controls designed to ensure full compliance with BSA and OFAC provisions; training programs to ensure that all appropriate personnel are aware of and can comply with applicable requirements of BSA and OFAC provisions; periodic reviews by internal and external auditors of compliance with BSA and OFAC provisions; and a review by an independent third party of the Bank’s compliance with the Order.  As the Bank proceeds with efforts to comply with the Order, it has retained consultants and advisors for assistance and is incurring significant consulting and legal fees in the necessary review, analysis and remediation.  During the second quarter, the Bank incurred approximately $1.1 million in consulting and remediation expenses relating to the Order.  These expenses are on-going and an estimate of the total expenses that will be incurred in order to comply with the Order cannot be made at this time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended June 30, 2010.

Item 3.    Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2010.

Item 4.    (Removed and Reserved)

Item 5.    Other Information.

No items to report for the quarter ended June 30, 2010.

Item 6.    Exhibits.

10.1	Consent Order dated April 29, 2010, issued by the FDIC to Metro Bank

10.2	Stipulation and Consent to the Issuance of a Consent Order dated April 29, 2010 between the FDIC and Metro Bank

11	Computation of Net Income (Loss) Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

8/9/10	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/9/10	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

10.1	Consent Order dated April 29, 2010, issued by the FDIC to Metro Bank
10.2	Stipulation and Consent to the Issuance of a Consent Order dated April 29, 2010 between the FDIC and Metro Bank
11	Computation of Net Income (Loss) Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002