Form 10-Q
period 2010-09-30
METRO BANCORP, INC.
filed 2010-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
 (Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	13,688,646 Common shares outstanding at 10/31/2010

METRO BANCORP, INC.

Part I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	(in thousands, except share and per share amounts)	September 30, 2010	December 31, 2009
Assets	Cash and cash equivalents	$43,299	$40,264
	Securities, available for sale at fair value	409,067	388,836
	Securities, held to maturity at cost
	(fair value 2010: $230,607; 2009: $119,926)	226,863	117,815
	Loans, held for sale	18,867	12,712
	Loans receivable, net of allowance for loan losses
	(allowance 2010: $21,169; 2009: $14,391)	1,374,743	1,429,392
	Restricted investments in bank stock	21,695	21,630
	Premises and equipment, net	90,451	93,780
	Other assets	47,036	43,330
	Total assets	$2,232,021	$2,147,759
Liabilities	Deposits:
	Noninterest-bearing	$341,029	$319,850
	Interest-bearing	1,587,655	1,494,883
	Total deposits	1,928,684	1,814,733
	Short-term borrowings and repurchase agreements	14,600	51,075
	Long-term debt	54,400	54,400
	Other liabilities	24,541	27,529
	Total liabilities	2,022,225	1,947,737
Stockholders’ Equity	Preferred stock – Series A noncumulative; $10.00 par value; 1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
	Common stock – $1.00 par value; 25,000,000 shares authorized; issued and outstanding – 2010: 13,650,356; 2009: 13,448,447	13,650	13,448
	Surplus	150,296	147,340
	Retained earnings	43,851	49,705
	Accumulated other comprehensive income (loss)	1,599	(10,871)
	Total stockholders’ equity	209,796	200,022
	Total liabilities and stockholders’ equity	$2,232,021	$2,147,759

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

		Three Months Ended			Nine Months Ended
	(in thousands,	September 30,			September 30,
	except per share amounts)	2010	2009		2010	2009
Interest	Loans receivable, including fees:
Income	Taxable	$17,712		$18,548	$52,838		$56,334
	Tax-exempt	1,206		1,108	3,506		3,147
	Securities:
	Taxable	5,320		4,638	16,370		15,031
	Tax-exempt	-		16	14		49
	Federal funds sold	10		-	11		-
	Total interest income	24,248		24,310	72,739		74,561
Interest	Deposits	3,271		4,314	10,296		13,038
Expense	Short-term borrowings	55		226	242		976
	Long-term debt	935		1,091	2,797		3,516
	Total interest expense	4,261		5,631	13,335		17,530
	Net interest income	19,987		18,679	59,404		57,031
	Provision for loan losses	13,400		3,725	18,400		10,625
	Net interest income after provision for loan losses	6,587		14,954	41,004		46,406
Noninterest	Service charges, fees and other operating income	6,791		6,052	19,666		17,740
Income	Gains on sales of loans (net)	778		238	1,105		294
	Total fees and other income	7,569		6,290	20,771		18,034
	Other-than-temporary impairment losses	(1,908)		(6,819)	(1,463)		(4,912)
	Portion recognized in other comprehensive income (before taxes)	1,862		5,867	501		2,587
	Net impairment loss on investment securities	(46)		(952)	(962)		(2,325)
	Gains on sales/calls of securities (net)	117		1,515	1,036		1,570
	Total noninterest income	7,640		6,853	20,845		17,279
Noninterest	Salaries and employee benefits	10,466		10,643	31,097		31,941
Expenses	Occupancy	2,040		1,928	6,476		5,959
	Furniture and equipment	1,407		1,300	3,955		3,416
	Advertising and marketing	698		830	2,140		1,875
	Data processing	3,334		2,537	9,870		6,739
	Postage and supplies	193		617	663		1,565
	Regulatory assessments and related fees	1,191		830	3,405		3,256
	Telephone	815		1,424	2,610		2,987
	Loan expense	395		405	1,177		1,151
	Foreclosed real estate	420		94	1,369		289
	Core system conversion/branding (net)	-		(911)	-		(523)
	Merger/acquisition	-		250	17		655
	Consulting fees	965		161	2,667		342
	Other	2,235		2,691	7,109		6,412
	Total noninterest expenses	24,159		22,799	72,555		66,064
	Loss before taxes	(9,932)		(992)	(10,706)		(2,379)
	Benefit for federal income taxes	(3,772)		(502)	(4,912)		(1,371)
	Net loss	$(6,160)		$(490)	$(5,794)		$(1,008)
	Net Loss per Common Share:
	Basic	$(0.46)	$	(0.08)	$(0.43)	$	(0.16)
	Diluted	(0.46)		(0.08)	(0.43)		(0.16)
	Average Common and Common Equivalent Shares Outstanding:
	Basic	13,581		6,591	13,520		6,520
	Diluted	13,581		6,591	13,520		6,520

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2009	$400	$6,446	$73,221	$51,683	$(17,280)	$114,470
Comprehensive income (loss):
Net loss	-	-	-	(1,008)	-	(1,008)
Other comprehensive income	-	-	-	-	9,001	9,001
Total comprehensive income						7,993
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 44,179 shares issued under stock option plans, including tax benefit of $51	-	45	605	-	-	650
Common stock of 370 shares issued under employee stock purchase plan	-	-	7	-	-	7
Proceeds from issuance of 52,664 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	53	824	-	-	877
Common stock share-based awards	-	-	1,060	-	-	1,060
Proceeds from issuance of 6,250,000 shares of common stock in connection with stock offering	-	6,250	64,475	-	-	70,725
Balance: September 30, 2009	$400	$12,794	$140,192	$50,615	$(8,279)	$195,722

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance: January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income (loss):
Net loss	-	-	-	(5,794)	-	(5,794)
Other comprehensive income	-	-	-	-	12,470	12,470
Total comprehensive income						6,676
Dividends declared on preferred stock	-	-	-	(60)	-	(60)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	-	12	91	-	-	103
Common stock of 180 shares issued under employee stock purchase plan	-	-	2	-	-	2
Proceeds from issuance of 190,351 shares of common stock in connection with dividend reinvestment and stock purchase plan	-	190	1,981	-	-	2,171
Common stock share-based awards	-	-	882	-	-	882
Balance: September 30, 2010	$400	$13,650	$150,296	$43,851	$1,599	$209,796

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

		Nine Months Ending September 30,
	(in thousands)	2010	2009
Operating Activities	Net loss	$(5,794)	$(1,008)
	Adjustments to reconcile net loss to net cash provided (used) by operating activities:
	Provision for loan losses	18,400	10,625
	Provision for depreciation and amortization	4,710	3,760
	Deferred income (benefit) taxes	(3,948)	2,047
	Amortization of securities premiums and accretion of discounts, net	68	387
	Gains on sales/calls of securities (net)	(1,036)	(1,570)
	Net other-than-temporary impairment losses on investment securities	962	2,325
	Proceeds from sales and transfers of SBA loans originated for sale	19,809	-
	Proceeds from sales of other loans originated for sale	41,494	129,633
	Loans originated for sale	(65,333)	(101,474)
	Gains on sales of loans originated for sale	(1,105)	(294)
	Loss on write down on foreclosed real estate	814	47
	Gains on sales of foreclosed real estate	(14)	(16)
	Loss on disposal of equipment	89	839
	Stock-based compensation	882	1,060
	Amortization of deferred loan origination fees and costs	1,371	1,606
	Increase in other assets	(7,299)	(54,545)
	(Decrease) increase in other liabilities	(4,008)	3,215
	Net cash provided (used) by operating activities	62	(3,363)
Investing Activities	Securities held to maturity:
	Proceeds from principal repayments, calls and maturities	35,870	52,424
	Proceeds from sales	-	3,425
	Purchases	(144,919)	-
	Securities available for sale:
	Proceeds from principal repayments, calls and maturities	131,135	80,489
	Proceeds from sales	239,989	47,010
	Purchases	(372,200)	(70,218)
	Proceeds from sales of loans receivable	-	5,639
	Proceeds from sales of foreclosed real estate	2,509	652
	Net decrease (increase) in loans receivable	32,436	(51,393)
	Net purchase of restricted investment in bank stock	(65)	-
	Proceeds from sale of premises and equipment	25	18
	Purchases of premises and equipment	(1,497)	(11,125)
	Net cash (used) provided by investing activities	(76,717)	56,921
Financing Activities	Net increase in demand, interest checking, money market, and savings deposits	126,286	63,693
	Net (decrease) increase in time deposits	(12,335)	39,283
	Net decrease in short-term borrowings	(36,475)	(216,475)
	Repayment of long-term borrowings	-	(25,000)
	Proceeds from common stock options exercised	78	599
	Proceeds from dividend reinvestment and common stock purchase plan	2,171	877
	Proceeds from issuance of common stock in connection with stock offering	-	70,725
	Tax benefit on exercise of stock options	25	51
	Cash dividends on preferred stock	(60)	(60)
	Net cash provided (used) by financing activities	79,690	(66,307)
	Increase (decrease) in cash and cash equivalents	3,035	(12,749)
	Cash and cash equivalents at beginning of year	40,264	49,511
	Cash and cash equivalents at end of period	$43,299	$36,762
Supplementary cash flow information:
Transfer of loans to foreclosed assets		$2,442	$7,132

See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2009 has been derived from audited financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on the Company’s accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. (the Company) and its consolidated subsidiaries including Metro Bank (Metro or the Bank). All material intercompany transactions have been eliminated. Certain amounts from the prior year have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on the Company’s stockholders’ equity or net income.

Use of Estimates

The financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impaired loans, the valuation of deferred tax assets, the valuation of securities available for sale, and the determination of other-than-temporary impairment (OTTI) on the Bank’s investment securities portfolio.

During the third quarter of 2010, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses based upon a much shorter and more recent period of actual historical losses.  This was done as a result of the much higher level of loan charge-offs experienced by the Company over the past two years compared to previous years.  Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is currently a better predictor of probable additional loan losses until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.  The change in this estimate resulted in an additional $3.6 million of provision. The impact to the net loss after taxes was an additional loss of $2.4 million and a decrease of $0.17 to earnings per share.

Note 2.                 STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the nine months ended September 30, 2010 and 2009, respectively: risk-free interest rates of 3.2% and 2.3%; volatility factors of the expected market price of the Company's common stock of .45 and .29; weighted-average expected lives of the options of 7.5 years for both September 30, 2010 and for September 30, 2009; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the nine months ended September 30, 2010 and 2009 was $6.47 and $6.06 per option, respectively. In the first nine months of 2010, the Company granted 188,400 options to purchase shares of the Company’s stock at exercise prices ranging from $12.28 per share to $13.20 per share.

The Company recorded stock-based compensation expense of approximately $882,000 and $1.1 million during the nine months ended September 30, 2010 and September 30, 2009, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarter of 2010 the Company reversed $200,000 of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

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

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2010, the Company had $350.8 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Metro announced it had entered into a service agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. Future obligation for support, license fees and processing services of $41.7 million is expected over the next six years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Unrealized holding gains arising during the period	$1,924	$4,344	$12,084	$9,970
Reclassification adjustment on securities	4,918	(57)	6,561	1,291
Noncredit related other-than-temporary impairment gains on securities not expected to be sold	1,862	5,867	501	2,587
Subtotal	8,704	10,154	19,146	13,848
Income tax impact	(2,959)	(3,554)	(6,676)	(4,847)
Other comprehensive income, net of tax impact	$5,745	$6,600	$12,470	$9,001

During the three months ended September 30, 2010, the Company reclassified $4.9 million of a loss through other comprehensive income. Of the $4.9 million, a $117,000 gain was realized at the time of investment sales and recorded into income.  A credit loss on impaired securities of $46,000 was realized through a charge to income. The remaining reclassification adjustment of $4.9 million, relates to the change in unrealized loss at June 30, 2010 to the date those securities were sold during the third quarter 2010. Comparatively during the three months ended September 30, 2009, the Company reclassified $57,000 of other comprehensive income. Of the $57,000 adjustment, $1.5 million was realized at the time of investment sales and recorded into income.  A credit loss on impaired securities of $952,000 was realized through a charge to income. The remaining reclassification adjustment relates to the change in other comprehensive income from June 30, 2010 to the time of sale on those securities sold during the third quarter 2010.

For the nine months ended September 30, 2010, the Company reclassified $6.6 million of a loss through other comprehensive income.  Of the $6.6 million, a $1.0 million gain was realized at the time of investment sales and recorded into income.  A credit loss on impaired securities of $962,000 was realized through a charge to income.  The remaining reclassification adjustment of $6.6 million, relates to the change in unrealized loss during the period on those securities sold throughout the year. Comparatively during the nine months ended September 30, 2009, the Company reclassified $1.3 million loss through other comprehensive income. Of the $1.3 million adjustment, $1.6 million was realized at the time of investment sales and recorded into income.  A credit loss on impaired securities of $2.3 million was realized through a charge to income. The remaining reclassification adjustment relates to the change in other comprehensive income on those securities sold throughout the period.

Note 6.                 GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $33.5 million and $34.5 million of standby letters of credit at September 30, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of the liability at September 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued.

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

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2010 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$409,067	$-	$409,067	$-

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

As of September 30, 2010 and December 31, 2009, the Company did not have any liabilities that were measured at fair value on a recurring basis.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy at September 30, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,188	$-	$-	$7,188
Foreclosed assets	4,892	-	-	4,892
Total	$12,080	$-	$-	$12,080

For financial assets measured at fair value on a nonrecurring basis at December 31, 2009, the fair value measurements by level within the fair value hierarchy were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Security held to maturity	$4,010	$-	$4,010	$-
Impaired loans	383	-	-	383
Foreclosed assets	718	-	-	718
Total	$5,111	$-	$4,010	$1,101

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following valuation techniques were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and at December 31, 2009:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the nine months ended September 30, 2010 or the year ended December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows. At September 30, 2010, the fair value of two related impaired loans with reserve allocations and their associated relationship totaled $7.2 million, net of a valuation allowance of $1.8 million. At December 31, 2009, the fair value of impaired loans with reserve allocations and their associated loan relationships totaled $383,000, net of a valuation allowance of $900,000. The Bank’s impaired loans are more fully discussed in the Loan and Asset Quality section of this Form 10-Q.

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value, and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank (FHLB) stock and Atlantic Central Bankers Bank (ACBB) at September 30, 2010 and FHLB stock at December 31, 2009.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

Fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, recent offers, or prices on comparable properties. These values were determined based on the sales prices of similar properties in the proximate vicinity. The carrying values of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $4.9 million and $718,000 at September 30, 2010 and December 31, 2009, respectively which are net of valuation allowances of $364,000 and $194,000 that were established in 2010 and 2009, respectively.

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

Long-Term Debt (Carried at Cost)

The fair value of the $25 million FHLB convertible select borrowing advance was estimated using discounted cash flow analysis, based on a quoted price for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The price obtained from this active market represents a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.  Other long-term debt was estimated using discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity.  The price for the other long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$43,299	$43,299	$40,264	$40,264
Securities	635,930	639,674	506,651	508,762
Loans, net (including loans held for sale)	1,393,610	1,389,017	1,442,104	1,424,648
Restricted investments in bank stock	21,695	21,695	21,630	21,630
Accrued interest receivable	7,040	7,040	7,010	7,010
Financial liabilities:
Deposits	$1,928,684	$1,932,702	$1,814,733	$1,818,045
Long-term debt	54,400	36,637	54,400	42,786
Short-term borrowings	14,600	14,600	51,075	51,075
Accrued interest payable	764	764	930	930
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

Note 8.                      SECURITIES

 The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$17,500	$77	$-	$17,577
Residential mortgage-backed securities	18,241	1,106	-	19,347
Agency collateralized mortgage obligations	312,348	5,070	(28)	317,390
Private-label collateralized mortgage obligations	58,556	60	(3,863)	54,753
Total	$406,645	$6,313	$(3,891)	$409,067
Held to Maturity:
U.S. Government agency securities	$134,995	$152	$(231)	$134,916
Residential mortgage-backed securities	44,860	2,861	-	47,721
Agency collateralized mortgage obligations	33,866	1,095	-	34,961
Private-label collateralized mortgage obligations	3,142	-	(50)	3,092
Corporate debt securities	10,000	-	(83)	9,917
Total	$226,863	$4,108	$(364)	$230,607

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$55,004	$69	$(315)	$54,758
Residential mortgage-backed securities	80,916	1,419	(1,748)	80,587
Agency collateralized mortgage obligations	149,233	1,694	(799)	150,128
Private-label collateralized mortgage obligations	120,407	-	(17,044)	103,363
Total	$405,560	$3,182	$(19,906)	$388,836
Held to Maturity:
U.S. Government agency securities	$25,000	$-	$(458)	$24,542
Residential mortgage-backed securities	54,822	2,287	-	57,109
Agency collateralized mortgage obligations	30,362	844	-	31,206
Private-label collateralized mortgage obligations	4,010	-	(602)	3,408
Corporate debt securities	1,997	37	-	2,034
Municipal securities	1,624	3	-	1,627
Total	$117,815	$3,171	$(1,060)	$119,926

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	10,000	9,917
Due after five years through ten years	-	-	44,995	45,147
Due after ten years	17,500	17,577	90,000	89,769
	17,500	17,577	144,995	144,833
Residential mortgage-backed securities	18,241	19,347	44,860	47,721
Agency collateralized mortgage obligations	312,348	317,390	33,866	34,961
Private-label collateralized mortgage obligations	58,556	54,753	3,142	3,092
Total	$406,645	$409,067	$226,863	$230,607

During the third quarter of 2010, the Company sold 18 securities, including 12 agency mortgage-backed securities, four private-label mortgage-backed securities, and two agency callable debentures with a combined fair market value of $195.7 million. All of the securities had been classified as available for sale and the Company realized a total pretax net gain of $117,000.

The Company sold 45 mortgage-backed securities with a fair market value of $48.6 million during the third quarter of 2009. Of this total, 31 securities had been classified as available for sale with a carrying value of $44.3 million. The Company realized proceeds of $45.7 million for a pretax net gain of $1.5 million. The securities sold in the third quarter of 2009 also included 14 mortgage-backed securities with a fair market value of $2.9 million and a carrying value of $2.8 million that had been classified as held to maturity and were sold due to their small remaining size. In every case, the current face had fallen below 15% of the original purchase amount. A pretax net gain of $147,000 was recognized in the third quarter of 2009 on the sale of securities classified as held to maturity.

During the first nine months of 2010, the Company sold a total of 33 securities with a fair market value of $240.0 million. All of the securities had been classified as available for sale and the Company realized a pretax net gain of $1.0 million. The securities sold included 15 private-label collateralized mortgage obligations (CMOs) with a fair market value of $38.9 million; ten agency CMOs with a fair market value of $121.9 million; six agency mortgage-backed securities with a fair market value of $58.2 million; and two agency debentures with a fair market value of $21.0 million.

The Company sold a total of 65 mortgage-backed securities with a fair market value of $49.7 million during the first nine months of 2009. Of this total, 42 securities had been classified as available for sale with a carrying value of $44.8 million.  The Company realized proceeds of $46.3 million for a pretax net gain of $1.5 million. The securities sold also included 22 mortgage-backed securities with a fair market value of $3.4 million and a carrying value of $3.2 million that had been classified as held to maturity. As mentioned above, they were sold due to their small remaining size and in every case, the current face had fallen below 15% of the original purchase amount. A pretax net gain of $171,000 was recognized on the sale of securities classified as held to maturity.

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

The following table summarizes the Company’s gains and losses on the sales or calls of debt securities and credit losses recognized for the other-than-temporary impairment (OTTI) of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	Other-Than-Temporary Impairment (Credit Losses)	Net Gains (Losses)
Three Months Ended:
September 30, 2010	$4,006	$(3,889)	$(46)	$71
September 30, 2009	1,527	(12)	(952)	563

Nine Months Ended:
September 30, 2010	$4,925	$(3,889)	$(962)	$74
September 30, 2009	1,582	(12)	(2,325)	(755)

The following table shows the fair value and gross unrealized losses associated with the Company’s investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: Agency collateralized mortgage obligations	$-	$-	$16,238	$(28)	$16,238	$(28)
Private-label collateralized mortgage obligations	-	-	51,725	(3,863)	51,725	(3,863)
Total	$-	$-	$67,963	$(3,891)	$67,963	$(3,891)
Held to Maturity: U.S. Government agency securities	$89,769	$(231)	$-	$-	$89,769	$(231)
Private-label collateralized mortgage obligations	-	-	3,092	(50)	3,092	(50)
Corporate debt securities	9,917	(83)	-	-	9,917	(83)
Total	$99,686	$(314)	$3,092	$(50)	$102,778	$(364)

	December 31, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale: U.S. Government agency securities	$29,685	$(315)	$-	$-	$29,685	$(315)
Residential mortgage-backed securities	47,654	(1,748)	-	-	47,654	(1,748)
Agency collateralized mortgage obligations	43,641	(352)	45,057	(447)	88,698	(799)
Private-label collateralized mortgage obligations	8,233	(652)	95,130	(16,392)	103,363	(17,044)
Total	$129,213	$(3,067)	$140,187	$(16,839)	$269,400	$(19,906)
Held to Maturity: U.S. Government agency securities	$24,542	$(458)	$-	$-	$24,542	$(458)
Private-label collateralized mortgage obligations	-	-	3,408	(602)	3,408	(602)
Total	$24,542	$(458)	$3,408	$(602)	$27,950	$(1,060)

The Company’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations, U.S. Government agency CMOs and private-label CMOs. The securities of the U.S. Government sponsored agencies, the U.S. Government mortgage-backed obligations and the U.S. Government agency CMOs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer; however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many private-label CMOs.

In determining fair market values for its portfolio holdings, the Company relies upon a third-party provider. Under the current guidance, these values are considered Level 2 inputs, based upon matrix pricing and observed data from similar assets. They do not reflect the Level 3 inputs that would be derived from internal analysis or judgment. While street bids provide definitive fair market values, they do so only when the bidders believe there is a legitimate transaction occurring. Otherwise, the street will “bid” using Level 2 matrix pricing. The Bank does not manage a trading portfolio, and is not typically a seller from either its available-for-sale or held-to-maturity portfolios. Therefore, the street bids will converge with matrix pricing, will add no value, and will potentially damage our reputation when legitimate bids are wanted. Absent direct quotes, or Level 1 inputs, the Bank must rely upon an independent, third party to provide consistently reasonable valuations. The Bank cannot replicate the overview of the investment community which sees the entire marketplace and can provide greater guidance on values of similar assets. In short, these Level 2 inputs provide the best, most consistent pricing and the Company expects to continue to rely upon and report their valuations.  The Bank has no investment securities with price indications based on Level 1 or on Level 3 inputs and, as such, there have been no transfers among the three categories.

The unrealized losses in the Company’s investment portfolio at September 30, 2010 were associated with two distinct types of securities. The first type includes four callable agency debentures, three government agency-backed CMOs and one corporate bond. Management believes that the losses on these investments will not be realized and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, and it is also unlikely that the Bank will be required to sell the securities before a full recovery is made, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

The second type of security in the Company’s investment portfolio with unrealized losses at September 30, 2010 was private-label CMOs. As of September 30, 2010, the Company owned 14 private-label CMOs in a loss position with a total carrying value of $54.9 million. Management performs no less than quarterly assessments of these securities for OTTI and to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Bank’s cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Bank’s Asset/Liability Committee (ALCO) which indicates if the Bank has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Bank knows of no contractual or regulatory obligations that would require these bonds to be sold.

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

Using this method, the Bank determined that, over time, nine of its private-label CMOs have had losses attributable to credit. This was due to a number of factors including the securities’ credit ratings and rising trends for delinquencies, bankruptcies and foreclosures on the underlying collateral. Of the nine, four no longer indicated a loss of cash flows as of September 30, 2010. The Bank previously recognized a loss attributable to credit on another three of the securities, however, as of September 30, 2010, the present value of the cash flows for these three securities was greater than the carrying value, and therefore no further write-downs were required. For the remaining two securities, total losses attributable to credit issues during the quarter ending September 30, 2010 were $46,000. Total life-to-date losses attributable to credit issues on all nine securities were $2.7 million. There has been no recapture of the previous write-downs. The noncredit losses in other comprehensive income on the nine private-label CMOs considered to have credit impairment totaled $2.9 million at September 30, 2010. This compares to cumulative noncredit loss in other comprehensive income on those same private-label CMOs of $8.7 million at December 31, 2009.

The table below rolls forward the cumulative life to date credit losses for the quarter ended September 30, 2010 which have been recognized in earnings for the private-label CMOs previously mentioned.

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at July 1, 2010	$3,254	$3	$3,257
Additions for which OTTI was not previously recognized	-	-	-
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	46	-	46
Reduction due to credit impaired security sold	(638)	-	(638)
Cumulative OTTI credit losses recognized for securities still held at September 30, 2010	$2,662	$3	$2,665

During the third quarter of 2010, the Bank sold four private-label CMOs, three of which had previously been in an unrealized loss position but had subsequently recovered to their adjusted cost basis. None of the three securities was recognized in the table of OTTI credit losses above, all were classified as available for sale, and the three had a total carrying value of $7.5 million. The Company realized proceeds of $7.5 million.

The fourth private-label CMO sold had been in an unrealized loss position but had not recovered its cost basis and was sold at a loss. This security was recognized in the table above as, during the first quarter of 2010, the Company recognized a credit-related loss of $638,000. The bond was classified as available for sale and had a total carrying value, after the first quarter 2010 credit-related OTTI write-down, of $13.6 million. The Company realized proceeds of $9.7 million for a pretax loss of $3.9 million.

As with prior period sales of private-label CMOs, all were sold as part of the Company’s effort to reduce mortgage-related credit risk in its portfolio. Previous to this quarter, all bonds had been sold only after they recovered to their adjusted cost basis. In the third quarter of 2010, however, the one bond remained in a loss position and was sold because management felt that future potential losses had materially increased from the previous quarter and were significantly greater than the actual loss realized. Analysis showed that an absolute loss of principal was probable and potentially large; therefore the decision was made to sell the bond.

In conjunction with ALCO and the Board of Directors, a larger sale program was developed and executed in the latter half of the third quarter. In addition to the single, largest private-label CMO discussed above with a carrying value of $13.6 million, the sale program included two agency debentures with a carrying value of $20.0 million; three variable-rate agency mortgage-backed securities with a carrying value of $22.8 million; and nine fixed rate agency mortgage-backed securities with a carrying value of $131.6 million. In total, this program sold 15 bonds with a combined carrying value of $188.0 million, a fair market value of $188.1 million, and a gain of $116,000. The weighted average yield on the pieces sold was 3.22%. The proceeds from the sale were reinvested in a mix of callable agency debentures and agency CMOs with a weighted average yield of 3.11%.

Including all sales during the third quarter of 2010, the Company sold 18 bonds, including 12 agency mortgage-backed obligations, four private-label CMOs and two agency callable debentures. The bonds had a combined fair market value of $195.7 million and the Company realized total pretax gains of $117,000.

The following table rolls forward the cumulative life to date credit losses during the nine months ended September 30, 2010 which have been recognized in earnings for the private-label CMOs previously mentioned.

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2010	$2,338	$3	$2,341
Additions for which OTTI was not previously recognized	675	-	675
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	287	-	287
Reduction due to credit impaired security sold	(638)	-	(638)
Cumulative OTTI credit losses recognized for securities still held at September 30, 2010	$2,662	$3	$2,665

The table below rolls forward the cumulative life to date credit losses for the quarter and nine months ended September 30, 2009 which were recognized in earnings for the private-label CMOs previously mentioned.

	Private-label CMOs
(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Available for Sale:
Beginning balance	$1,373	$-
Cumulative OTTI credit losses	-	-
Additions for which OTTI was not previously recognized	-	2,325
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	952	-
Cumulative OTTI credit losses recognized for securities still held at September 30, 2009	$2,325	$2,325

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
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

•
the impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

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

EXECUTIVE SUMMARY

The Company recorded a net loss of $6.2 million, or ($0.46) per fully-diluted share, for the third quarter of 2010 compared to a net loss of $490,000, or $(0.08) per share for the same period one year ago. A net loss of $5.8 million, or ($0.43) per fully-diluted share for the nine months ended September 30, 2010 was recorded versus a net loss of $1.0 million, or $(0.16) per share the nine months ended September 30, 2009.

The net losses for the three months and the nine months ended September 30, 2010 were a direct result of a $13.4 million provision for loan losses during the 3rd quarter of 2010.  The Company made this elevated provision to support the current value of nonperforming loans and also as a result of a change in its quantitative analysis of its loan loss allowance. See further discussion in the Provision for Loan Losses section of this Form 10-Q.

Total revenues for the three months ended September 30, 2010 were $27.6 million, up $2.1 million, or 8%, over the same period in 2009. Total revenues for the nine months ended September 30, 2010 were $80.2 million, up $5.9 million, or 8%, over the same period in 2009.

The net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2010 was 3.98% compared to 3.92% for the same period in 2009. Average interest-earning assets for the third quarter of 2010 were $2.04 billion versus $1.94 billion for the third quarter of 2009. The net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2010 was 3.99% compared to 3.94% for the same period in 2009. Average interest-earning assets for the first nine months of 2010 were $2.03 billion versus $1.98 billion for the same period of 2009.

Noninterest expenses totaled $24.2 million for the third quarter of September 2010, up $1.4 million, or 6%, compared to $22.8 million during the same period of 2009. For the nine months ended September 30, 2010 total noninterest expenses were $72.6 million versus $66.1 million for the nine months ended September 30, 2009, a $6.5 million, or 10% increase. Total noninterest expenses for the third quarter and the first nine months ended September 30, 2009 included one time costs associated with the Company’s core computer system conversion and rebranding efforts. These expenses were partially offset by the recognition of $2.75 million and $6.0 million, respectively, of fees paid to Metro Bank by TD Bank (TD) to partially defray these costs. Excluding the net impact of these expenses and the offsetting fee, total noninterest expenses for the third quarter and the first nine months of 2010 were up only $449,000, or 2%, and $6.0 million, or 9%, over the same periods in 2009, respectively.

For the first nine months of 2010, total net loans decreased by $54.6 million from $1.43 billion at December 31, 2009 to $1.37 billion at September 30, 2010, a 4% decrease. Our loan to deposit ratio, which excludes loans held for sale, was 72% at September 30, 2010 compared to 80% at December 31, 2009. Loans held for sale for the first nine months of 2010 increased by $6.2 million, or 48%, from $12.7 million at December 31, 2009 to $18.9 million at September 30, 2010.

Nonperforming assets at September 30, 2010 totaled $63.2 million, or 2.83%, of total assets, as compared to $45.6 million, or 2.12%, of total assets, at December 31, 2009 and $32.0 million, or 1.53%, of total assets one year ago. Total nonperforming assets decreased during the quarter by $7.4 million, or 11%, and our nonperforming loan coverage increased to 38% at September 30, 2010 from 26% the previous quarter. Also, loans 30-89 days past due as a percentage of total loans decreased to 0.65% at September 30, 2010; down from 0.73% at June 30, 2010 and down 46% from 1.20% of total loans one year ago.

Despite the decrease in nonperforming assets during the third quarter of 2010, the Company’s third quarter provision for loan losses was $9.7 million higher than the $3.7 million recorded in the third quarter of 2009. The allowance for loan losses totaled $21.2 million as of September 30, 2010, an increase of $6.6 million, or 45%, over the total allowance at September 30, 2009 and an increase of $6.8 million over the $14.4 million recorded at December 31, 2009. This was primarily the result of management’s refinement to the quantitative analysis portion of its determination of the level of the allowance for loan losses to account for current appraisal values on collateral associated with both performing and nonperforming loans as well as the continued state of the overall economy. See the Provision for Loan Losses section of this Management’s Discussion and Analysis for further discussion. The allowance represented 1.52% and 0.99% of gross loans outstanding at September 30, 2010 and 2009, respectively and compared to 1.00% of gross loans at December 31, 2009. More detailed discussion of nonperforming assets is provided in the Loan and Asset Quality section of this Form 10-Q.

Net charge-offs for the three months ended September 30, 2010 were $8.4 million, the same as the third quarter of 2009. There were two relationships which were previously included in nonaccrual as of June 30, 2010 and events occurring during the third quarter of 2010 necessitated they be charged down by $5.5 million. These two relationships accounted for 66% of net charge-offs in the third quarter of 2010. Net charge-offs for the first nine months of 2010 totaled $11.6 million compared to $12.7 million for the same period last year.

Total deposits increased $114.0 million, or 6%, from $1.81 billion at December 31, 2009 to $1.93 billion at September 30, 2010. Over the past twelve months, our total deposits increased by $191.7 million, or 11% and total core deposits increased by $163.7 million, or 10%.

Stockholders’ equity increased by $14.1 million, or 7%, over the past 12 months to $209.8 million. Total stockholders’ equity increased by $9.8 million, or 5%, from December 31, 2009. Metro Bancorp continues to maintain strong capital ratios. The Company’s consolidated leverage ratio as of September 30, 2010 was 10.76% and its total risk-based capital ratio was 15.25%.

A summary of financial highlights for the first nine months of 2010 compared to the same period in 2009 is summarized below:

	Quarter Ended			Nine Months Ended
(in millions, except per share data)	9/30/10	9/30/09	% Change	9/30/10	9/30/09	% Change
Total assets	$2,232.0	$2,086.5	7%
Total loans (net)	1,374.7	1,456.6	(6)
Total deposits	1,928.7	1,737.0	11
Total stockholders’ equity	209.8	195.7	7

Total revenues	$27.6	$25.5	8%	$80.2	$74.3	8%
Total noninterest expenses	24.2	22.8		72.6	66.1
Net loss	(6.2)	(0.5)		(5.8)	(1.0)

Diluted net loss per share	$(0.46)	$(0.08)		$(0.43)	$(0.16)

Our growth plan includes continued de novo expansion in our existing Central Pennsylvania footprint as well as expanding in Bucks, Chester and Montgomery counties in the Metro Philadelphia area. We expect this expansion and our continued focus on community banking despite this difficult economy to produce continued future balance sheet and revenue growth. However, operating results for the remainder of 2010 and the years that follow could potentially be heavily impacted by the overall state of the local and global economy.

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

We perform monthly, systematic reviews of our loan portfolios to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance necessary to cover the estimated probable losses in various loan categories. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of default and loss history included in the evaluation. During the third quarter of 2010, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses based upon a much shorter and more recent period of actual historical losses.  This was done as a result of the much higher level of loan charge-offs experienced by the Company over the past two years compared to previous years.  Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is a better predictor of probable loan losses until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.  Please see more detailed discussions in the Provision for Loan Losses and the Allowance for Loan Losses sections of this Form 10-Q.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of the appropriate level of allowance related to impaired loans. The portion of the allowance related to impaired loans is based on either (1) discounted cash flows using the loan’s effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. In addition to calculating the loss factors, we periodically evaluate qualitative factors which include:

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

Effective April 1, 2009, the Company adopted the provisions to fair value measurement guidance regarding Recognition and Presentation of Other-Than-Temporary Impairments. This critical accounting policy is more fully described in Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q for the period ended September 30, 2010.

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended September 30, 2010. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At September 30, 2010, the fair value of assets based on level 3 measurements constituted 3% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The entire investment portfolio constitutes 97% of the Company’s assets measured at fair value.  All securities are measured using Level 2 inputs. (Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.) Management utilizes a third party service provider to aid in the determination of the fair value of the portfolio. If quoted market prices are not available, fair values are generally based on quoted market prices of comparable instruments. Securities that are debenture bonds and pass-through mortgage-backed investments that are not quoted on an exchange, but are traded in active markets, were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $2.04 billion for the third quarter of 2010, compared to $1.94 billion for the third quarter in 2009. For the quarter ended September 30, 2010, total loans receivable including loans held for sale, averaged $1.44 billion in 2010 compared to $1.48 billion for the same quarter in 2009. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its level of new loan originations as compared to the level of originations in previous years. For the same two quarters, total securities, including restricted investments in bank stock, averaged $571.2 million and $462.2 million, respectively. The increase is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $140.7 million, or 8%, for the third quarter of 2010 compared to the third quarter of 2009. These funds were primarily used to purchase investment securities as well as to reduce the level of borrowed funds. Total interest-bearing deposits averaged $1.53 billion for the third quarter of 2010, compared to $1.41 billion for the third quarter one year ago and average noninterest-bearing deposits increased by $20.4 million, or 7%, to $331.9 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $34.3 million for the third quarter of 2010 versus $140.0 million for the same quarter of 2009.

The fully tax-equivalent yield on interest-earning assets for the third quarter of 2010 was 4.80%, a decrease of 27 basis points (bps) from the comparable period in 2009. This decrease resulted from lower yields on the Company’s loan and securities portfolios during the third quarter of 2010 as compared to the same period in 2009. Floating rate loans represent approximately 46% of our total loans receivable portfolio. As of September 30, 2010, approximately $28.6 million, or 5%, of the Company’s investment securities had a floating interest rate and provide a yield that consists of a fixed spread tied to the one-month London Interbank Offered Rate (LIBOR).  The average one-month LIBOR rate increased 2 bps over the past 12 months from an average of 0.27% during the third quarter of 2009 to an average of 0.29% during the third quarter of 2010.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout the remainder of 2010.

Also contributing to the lower yield on interest-earning assets in 2010 was a shift in the mix of such assets as previously mentioned. Average loans outstanding including loans held for sale as a percentage of total earning assets were 70% for the third quarter of 2010 as compared to 76% for the same period one year ago.

The average rate paid on our total interest-bearing liabilities for the third quarter of 2010 was 1.04%, compared to 1.38% for the third quarter of 2009. Our deposit cost of funds decreased 29 bps from 0.99% in the third quarter of 2009 to 0.70% for the third quarter of 2010. The average rate paid on deposits decreased across all categories during the third quarter of 2010 compared to third quarter of 2009. The average cost of short-term borrowings was 0.63% for both the third quarter of 2010 and 2009. The aggregate average cost of all funding sources for the Company was 0.83% for the third quarter of 2010, compared to 1.15% for the same quarter of the prior year. The decrease in the Company’s deposit cost of funds is primarily related to the lower level of general market interest rates present during the third quarter as compared to the same period in 2009. At September 30, 2010, $575.0 million, or 30%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, the 30-day LIBOR interest rate or an internally managed index rate. This level represents the typical seasonal peak in these deposit product types. The average interest rate of the 91-day Treasury bill decreased from 0.17% in the third quarter of 2009 to 0.15% in the third quarter of 2010 and this decrease contributed to the reduction in the average interest rate the Bank paid on these deposits. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposits (CDs) that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our average rate paid on time deposits, including both retail and public, decreased by 81 bps from 2.87% for the third quarter of 2009 to 2.06% for the third quarter of 2010.

Interest-earning assets averaged $2.03 billion for the first nine months of 2010, compared to $1.98 billion for the same period in 2009. For the same two periods, total loans receivable including loans held for sale, averaged $1.44 billion in 2010 and $1.49 billion in 2009. Total securities, including restricted investments in bank stock, averaged $579.2 million and $488.6 million for the first nine months of 2010 and 2009, respectively.

The overall net growth in interest-earning assets was funded by an increase in the average balance of total deposits and an increase in average stockholders’ equity. Total average deposits, including noninterest-bearing funds, increased by $169.9 million, or 10%, for the first nine months of 2010 over the same period of 2009 from $1.67 billion to $1.84 billion. Average stockholders’ equity increased $84.1 million from September 30, 2009 to September 30, 2010, primarily as the result of a stock offering which occurred late in the third quarter of 2009. Deposit growth and the increase in stockholders’ equity in excess of that used to fund earning assets was used to reduce the level of short-term borrowings. Short-term borrowings averaged $53.9 million and $217.6 million in the first nine months of 2010 and 2009, respectively.

The fully tax-equivalent yield on interest-earning assets for the first nine months of 2010 was 4.87%, a decrease of 26 bps versus the comparable period in 2009. This decrease resulted from lower yields on the majority of our loan and securities portfolios during the first nine months of 2010 as compared to the same period in 2009, again, as a result of the lower level of general market interest rates present during 2010 versus the same period in 2009 combined with a shift in the mix of interest-earning assets.

The average rate paid on interest-bearing liabilities for the first nine months of 2010 was 1.10%, compared to 1.41% for the first nine months of 2009. Our deposit cost of funds decreased from 1.04% in the first nine months of 2009 to 0.75% for the same period in 2010. The aggregate cost of all funding sources was 0.88% for the first nine months of 2010, compared to 1.19% for the same period in 2009.

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

Net interest income, on a fully tax-equivalent basis, for the third quarter of 2010 increased by $1.3 million, or 7%, over the same period in 2009. This increase resulted from an increase in the level of interest-earning assets combined with a reduction in interest rates paid on deposits and long-term debt, partially offset by a decrease in the yield on earning assets, as discussed in the previous section of this Form 10-Q. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $24.9 million for both the third quarter of 2010 and 2009. Interest income on loans receivable including loans held for sale, on a tax-equivalent basis, decreased by $714,000, or 4%, from the third quarter of 2009. This was the combined result of a decrease in rate as well as a lower level of loans receivable outstanding. Also impacting loan interest income for the third quarter of 2010 was the reversal of $132,000 of accrued interest income associated with loans which were reclassified to nonaccrual status during the quarter. Interest income on the investment securities portfolio on a tax-equivalent basis increased by $657,000, or 14%, for the third quarter of 2010 as compared to the same period last year. The average balance of the investment portfolio in the third quarter of 2010 increased $109.0 million over the third quarter of 2009, which offset the 31 bps drop in average yield earned on the securities portfolio in the third quarter of 2010 versus the same period last year. The drop in average yield resulted from the combination of the overall low level of interest rates on new securities purchases as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with less extension risk and significantly lower credit risk. During the third quarter of 2010, cash flows from the securities portfolio were reinvested back into the portfolio.

Interest expense for the third quarter decreased $1.3 million, or 24%, from $5.6 million in 2009 to $4.3 million in 2010. Interest expense on deposits decreased by $1.0 million, or 24%, from the third quarter of 2009 while interest expense on short-term borrowings decreased by $171,000, or 76%, for the same period. Interest expense on long-term debt decreased by $156,000, or 14%, as a result of the maturity of a $25 million two-year borrowing with a rate of 4.49% from the Federal Home Loan Bank (FHLB) which matured in September 2009.

Net interest income, on a fully tax-equivalent basis, for the first nine months of 2010 increased by $2.5 million, or 4%, over the same period in 2009. Interest income on interest-earning assets totaled $74.6 million for the first nine months of 2010 a decrease of $1.7 million, or 2%, compared to the same period in 2009. Interest income on loans receivable, including loans held for sale on a tax equivalent basis, decreased by $3.0 million, or 5%, from the first nine months of 2009 and interest income on investment securities increased by $1.3 million, or 9%, compared to the same period last year. The decrease in interest income earned was the result of a shift in the mix of interest-earning assets as well as a decrease in the yield on those earning assets due to the continued low interest rate environment that has existed over the past two years. Also impacting loan interest income for the first nine months of 2010 was the reversal of $628,000 of accrued interest income associated with loans which were reclassified to nonaccrual status during the first nine months of the year as well as the impact of lower interest rates associated with our new fixed rate loans generated over the past twelve months. Total interest expense for the first nine months decreased $4.2 million, or 24%, from $17.5 million in 2009 to $13.3 million in 2010. Interest expense on deposits decreased by $2.7 million, or 21%, for the first nine months of 2010 versus the first nine months of 2009. Interest expense on short-term borrowings decreased by $734,000, or 75%, for the first nine months of 2010 compared to the same period in 2009. Interest expense on long-term debt totaled $2.8 million for the first nine months of 2010, as compared to $3.5 million for the first nine months of 2009. The decrease in interest expense on long-term debt was a result of the maturity of the previously mentioned convertible select borrowing from the FHLB which matured in September 2009. Overall, the decreases in interest income and interest expense directly relate to the lower level of general market interest rates present in the first nine months of 2010 compared to the first nine months of 2009.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.76% during the third quarter of 2010 compared to 3.69% during the same period in the previous year. Our net interest rate spread on a fully tax-equivalent basis was 3.77% during the first nine months of 2010 versus 3.72% during the same period of 2009. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 6 bps, from 3.92% for the third quarter of 2009 to 3.98% for the third quarter of 2010, as a result of the decrease in the cost of funding sources which offset the decreased yield on interest-earning assets as previously discussed. For the first nine months of 2010 and 2009, the fully tax-equivalent net interest margin was 3.99% and 3.94%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $13.4 million to the allowance for loan losses for the third quarter of 2010 as compared to $2.6 million for the previous quarter and compared to $3.7 million for the third quarter of 2009. During the third quarter, management refined the quantitative analysis portion of its determination of the level of the allowance for loan losses to account for current appraisal values on collateral associated with both performing and nonperforming loans as well as the continued state of the overall economy. This refinement resulted in an additional provision for the quarter of $3.6 million to the general reserve portion of the allowance for loan losses. The balance of the provision was the result of the level of net charge-offs incurred during the quarter as well as for specific allocations made on nonperforming loans. The loan loss provision for the first nine months was $18.4 million and $10.6 million for 2010 and 2009, respectively. Nonperforming assets at September 30, 2010 totaled $63.2 million, or 2.83%, of total assets, down $7.4 million, or 11%, from $70.6 million, or 3.22%, of total assets at June 30, 2010 and as compared to $32.0 million, or 1.53%, of total assets at September 30, 2009. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the third quarter of 2010 were $8.4 million, or 2.35% (annualized), of average loans outstanding, the same amount as total net charge-offs of $8.4 million, or 2.29% (annualized), of average loans outstanding, for the same period in 2009. Of the $8.4 million net loan charge-offs, $3.9 million, or 47%, was associated with commercial real estate loans and $3.6 million, or 43%, was associated with commercial business loans. This continuing trend in charge-offs supports management’s decision to refine the quantitative analysis portion of the allowance for loan losses.

Approximately $7.9 million, or 94%, of total net charge-offs for the third quarter of 2010 were associated with a total of seven different relationships for which the Bank, upon determining the current value of the underlying collateral during the quarter, charged down the loans to their current fair value. There was a $193,000 prior period specific allocation made for one of the relationships and no other prior period specific allocations on the other loans because the Bank’s collateral analysis on file at the time supported the book balances of the loans or the borrower demonstrated the ability to repay. See the latter part of the Loan and Asset Quality section of this Form 10-Q for further detail of the Bank’s procedures for appraisals and analysis.

Net charge-offs for the first nine months of 2010 were $11.6 million, or 1.09% (annualized), of average loans outstanding, compared to net charge-offs of $12.7 million, or 1.17% (annualized), of average loans outstanding for the same period in 2009. Approximately $10.7 million, or 92%, of total net charge-offs year-to-date were associated with a total of 15 different relationships. Of the $11.6 million net loan charge-offs in the first nine months of the year approximately $5.2 million, or 45%, was associated with commercial real estate loans and $5.1 million, or 44%, was associated with commercial business loans.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.52% at September 30, 2010 as compared to 1.00% at December 31, 2009 and to 0.99% at September 30, 2009.

Noninterest Income

Noninterest income for the third quarter of 2010 increased by $787,000, or 11%, over the same period in 2009. Service charges, fees and other operating income, comprised primarily of deposit service charges and fees, totaled $6.8 million, for the third quarter of 2010, an increase of $739,000 or 12%, over the third quarter of 2009.  This increase was primarily due to an increased volume of check card/automatic teller machine (ATM) transactions. Gains on the sales of loans totaled $778,000 for the third quarter of 2010 as compared to gains on such sales of $238,000 for the same period one year ago. Metro Bank generated a much higher volume of Small Business Administration (SBA) loans during the first two quarters of 2010 compared to 2009. These loans were sold in the second quarter of 2010 and the gains were recognized during the third quarter at the end of a 90-day warranty period. The sales of the SBA loans during the second quarter of 2010 resulted in a $549,000 gain in the third quarter of 2010.

During the third quarter of 2010, the Company recorded gains of $117,000 on sales of investment securities compared to gains of $1.5 million during third quarter of 2009. The primary driver of the year-over-year decrease in net gains on sales/calls of securities has been a change in the portfolio management strategy. During 2009, management focused on reducing the number of securities held in the portfolio by selling a significant number of odd lots and MBS/CMO tails. While these pieces still had value, and gains were realized, the burden of administrating so many small pieces was unproductive. In 2010, the focus shifted towards culling out, when possible, some of the higher credit risk bonds, including private-label CMOs. In certain cases, gains that could have been recognized on the income statement were instead used to offset losses, thereby improving the overall quality of the portfolio. The Company recognized a $46,000 charge for credit related other-than-temporary impairment on two private-label CMOs in the third quarter of 2010 compared to a $952,000 charge in the same quarter of 2009 on three private-label CMOs. Further detailed discussion of the impairment charge can be found in Note 8 of this Form 10-Q.

Noninterest income for the first nine months of 2010 increased by $3.6 million, or 21%, over the same period in 2009. Service charges, fees and other operating income increased 11%, from $17.7 million for the first nine months of 2009 to $19.7 million in the first nine months of 2010. The increase in service charges and fees is primarily attributable to a higher level of fee income associated with check card and ATM transactions.

The 2010 net gain on the sale of loans is comprised of $1.1 million of gains on the sale of residential and SBA loans compared to a net gain of $294,000 for the same period in 2009. Impacting the net gain on sale of loans for the first nine months of 2009 was a $627,000 loss recorded on the sale of a majority of the Bank’s student loan portfolio. In addition, Metro recognized $493,000 more in SBA income on the sale of loans year-over-year. Metro more aggressively began to grow the SBA portfolio in 2010 with the intention to sell the loans on the secondary market. Metro was able to recognize the income for second quarter SBA loan sales during the third quarter of 2010.

Included in noninterest income for the first nine months of 2010 was a $962,000 charge for other-than-temporary impairment on private-label CMOs in the Bank’s investment portfolio compared to a $2.3 million charge for the first nine months of 2009.  In the first nine months of 2010 this charge was offset by $1.0 million of gains on sales/calls of securities compared to a $1.6 million gain in the first nine months of 2009. Excluding the net impact of the investment related items and the loss recorded due to the sale of the Bank’s student loan portfolio in 2009, noninterest income for the first nine months of 2010 was $20.8 million compared to $18.7 million for the same period in 2009, a $2.1 million, or 11%, increase.

Noninterest Expenses

Third Quarter 2010 Compared to Third Quarter 2009

For the third quarter of 2010, noninterest expenses increased by $1.4 million, or 6%, over the same period in 2009. The increase was primarily a result of higher costs associated with the transition of certain services, primarily data processing, item processing and call center customer service, away from TD in June 2009. Total noninterest expenses for the third quarter of 2009 were offset by the recognition of a $2.75 million fee paid to Metro Bank by TD Bank to partially defray the costs of transition and rebranding. In addition, expenses associated with foreclosed assets and problem loans, regulatory fees and outside consulting fees for services related to regulatory compliance efforts contributed to the increase in 2010 over the third quarter of 2009. These higher expenses were partially offset by lower salary and benefits costs and advertising and marketing expenses as well as lower costs for postage, supplies and telephone services. A comparison of noninterest expenses for certain categories for the three months ended September 30, 2010 and September 30, 2009 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $177,000, or 2%, for the third quarter of 2010 from the third quarter of 2009. The decrease in salary and benefits expense in the third quarter 2010 compared to the third quarter 2009 relates to a lower level of total employees, primarily through attrition, in order to create efficiencies as well as fewer resources needed and less overtime required compared to 2009 when the Company was undergoing the core system conversion and rebranding process.

Occupancy expenses totaled $2.0 million for the third quarter of 2010, an increase of $112,000, or 6%, over the third quarter of 2009. The increase in occupancy is primarily related to the increase in electric utility costs which increased for 24 of our facilities during 2010 due to rate hikes by one of the primary local electrical providers. Such costs will continue to be higher throughout the remainder of 2010 over levels experienced in 2009.

Furniture and equipment expenses increased 8%, or $107,000, over the third quarter of 2009. The increase in furniture and equipment costs was related to depreciation on equipment for the new information technology infrastructure installed during the second quarter of 2009 to perform certain services in-house which were previously provided by TD as well as the transition of data processing and item processing services from TD to Fiserv Solutions, Inc. (Fiserv).

Advertising and marketing expenses totaled $698,000 for the three months ending September 30, 2010, a decrease of $132,000, or 16%, compared to the same period in 2009. Advertising and marketing expenses for the third quarter of 2010 represent a normal level of marketing activity and were lower than the same period in 2009 due to a large marketing effort in the second half of last year to promote our name and brand change which occurred in June 2009.

Data processing expenses increased by $797,000, or 31%, in the third quarter of 2010 over the three months ended September 30, 2009. The increase was due to costs related to the infrastructure which supports services being performed in-house as well as the higher level of data processing and item processing costs with the Bank’s replacement vendor (Fiserv) versus the expenses incurred with the previous vendor (TD Bank). Customer loan and deposit statement rendering services were outsourced in July of 2009, which eliminated approximately $215,000 of postage expense per quarter since it was included in the data processing costs from Fiserv. This accounts for approximately 9% of the increase in data processing expenses in the third quarter 2010 over the third quarter 2009. In addition to the increase in infrastructure costs, ATM and check card transaction volume is higher in 2010 which resulted in higher processing expenses for the quarter compared to third quarter 2009.

Postage and supplies expense decreased $424,000, or 69%, during the third quarter of 2010 compared to the same period in 2009.  This decrease is primarily a result of a portion of postage and supplies expense being included in data processing expense as mentioned in the previous paragraph. This accounted for approximately 35% of the decrease from the third quarter of 2010 to the same period in 2009.

Regulatory assessments and related fees totaled $1.2 million for the third quarter of 2010 and were $361,000, or 44%, higher than the third quarter of 2009. The Bank, like all financial institutions whose deposits are guaranteed by the Deposit Insurance Fund (DIF), pays a quarterly premium for such deposit insurance coverage. During the third quarter of 2010, the Bank incurred higher FDIC insurance premiums for its regular assessment than in the third quarter of 2009 due to increased deposit levels over the past twelve months combined with a higher premium rate.

Telephone expense was $815,000 for the three months ended September 30, 2010. This was a decrease of $609,000, or 43%, compared to the same period of 2009. The higher expense in 2009 was a result of greater levels of call center support staff utilized to assist customers and handle the increased call volume experienced following the Company’s conversion of systems from TD to Fiserv and rebranding.

Foreclosed real estate expenses of $420,000 increased by $326,000 during the third quarter of 2010 compared to the same quarter in 2009. During the third quarter of 2010, the Bank wrote down the balance of four foreclosed assets by a total of $282,000. The Bank has also seen an increase in delinquent taxes due on foreclosed assets over the amount expensed in the quarter ending September 2009, a direct result of the higher level of nonperforming assets in 2010 compared to 2009.

Consulting fees of $965,000 increased by $804,000 during the third quarter of 2010 compared to the same quarter in 2009. The increase is a result of consultants hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control. It is anticipated that the level of consulting services needed for the fourth quarter of 2010 will be the same or slightly lower than the level incurred during the third quarter.

During the third quarter of 2009, Metro received a fee of $2.75 million from TD to partially defray the costs of transition and rebranding. As a result there was a net credit amount of $911,000 for that period compared to no conversion or rebranding expenses or credit received in 2010. Excluding the impact of this net credit in 2009, total noninterest expenses for the third quarter of 2010 were up only $449,000, or 2%, over the same period in 2009.

Other noninterest expenses decreased by $456,000, or 17%, for the three-month period ended September 30, 2010, compared to the same period in 2009. This was primarily the result of lower noncredit related losses than in the third quarter of 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

For the first nine months of 2010, noninterest expenses increased by $6.5 million, or 10%, over the same period in 2009. Total noninterest expenses for the first nine months of 2009 were offset by the recognition of $6.0 million of fees paid to Metro Bank by TD to partially defray the costs of transition and rebranding. Excluding the net impact of these expenses and the offsetting fee, total noninterest expenses for the nine months ended September 30, 2010 were $6.0 million, or 9%, over the same period last year. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits decreased by $844,000, or 3%, for the first nine months of 2010 compared to the first nine months of 2009. As mentioned above, the decrease in salary and benefits expense in 2010 compared to the first nine months of 2009 directly relates to the additional resources required in 2009 to facilitate the conversion and rebranding processes.  The reduction in conversion related resources is partially offset by an increase in operations and technology staff levels to maintain the infrastructure that was built during conversion.  The Company also experienced a reduction in employee health care claims during the first nine months of 2010 versus the first nine months of 2009.  Another decrease in benefits expense relates to the reversal of $200,000 of expense during the first quarter of 2010 (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarter of 2006.

Occupancy expenses totaled $6.5 million for the first nine months of 2010, an increase of $517,000, or 9%, over the first nine months of 2009, primarily as a result of higher electric utility rates for several of our stores as well as an inordinate amount of snow removal expenses in the first quarter of 2010 as a result of unusually severe weather.

Furniture and equipment expenses increased 16%, or $539,000, over the first nine months of 2009. The increase was primarily related to increased depreciation and new maintenance agreements on new systems and signage due to the transition of services from TD to Fiserv and the name change of the Bank, events both completed in June of 2009.

Advertising and marketing expenses totaled $2.1 million for the nine months ending September 30, 2010, an increase of $265,000, or 14%, over the same period in 2009.  This is due to a lower level of advertising in the first half of 2009 in anticipation of the Company’s rebranding which occurred late in the second quarter and early in the third quarter of 2009. The 2010 expense level represents normal marketing activity for the Company.

Data processing expenses totaled $9.9 million, an increase of $3.1 million, or 46%, for the first nine months of 2010 over the nine months ended September 30, 2009. The increase was due to costs related to the infrastructure which supports services now being performed in-house as well as the higher level of data processing and item processing costs with the Bank’s replacement vendor (Fiserv) versus the expenses incurred with the previous vendor (TD). In addition, expenses of approximately $645,000 previously reported under postage and supplies relating to statement rendering costs are now included in total data processing for 2010 as part of Fiserv processing costs.

Postage and supplies decreased $902,000, or 58%, for the first nine months of 2010 compared to the same period in 2009 primarily as a result of outsourcing customer statement rendering services in July of 2009 as part of the transition of operational services from TD to Fiserv as discussed above.

Telephone expenses totaled $2.6 million for the first nine months of 2010, a decrease of $377,000, or 13%, compared to the first nine months of 2009. The reduction is primarily due to datalines being reconfigured to a new service provider post conversion. The higher expense in 2009 was a result of greater levels of call center support staff utilized to assist customers and handle the increased call volume experienced following the Company’s conversion of systems from TD and rebranding.

Foreclosed real estate expenses of $1.4 million increased by $1.1 million during the first nine months of 2010 compared to the same period in 2009. This was primarily the result of the write-down of one particular foreclosed asset by $243,000 in the first quarter of 2010 and 16 other properties totaling $571,000 during the first nine months of 2010 compared to $47,000 in write-downs during the first nine months of 2009.

Included in noninterest expenses for the first nine months of 2009 was a net one-time credit totaling $523,000 related to the transition of all services from TD and rebranding costs associated with changing the Company’s and the Bank’s name.  In the first nine months of 2009 there were approximately $5.5 million of one-time expenses associated with transition and rebranding which were offset by the recognition of the $6.0 million fee due to Metro Bank from TD. This fee was to partially defray the total costs incurred by Metro for the transition and rebranding. There were no such expenses or credits in 2010.

Also included in noninterest expense for the first nine months of 2009 were $655,000 of expenses related to an anticipated merger compared to $17,000 of similar costs incurred during the first nine months of 2010. The planned merger was later terminated as discussed in the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010.

Consulting fees of $2.7 million were $2.3 million higher during the first nine months of 2010 compared to the same period one year ago. The increase is a result of consultants hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control.

Other noninterest expenses increased by $697,000, or 11%, for the nine-month period ending September 30, 2010, compared to the same period in 2009. The primary reasons for this increase were higher costs related to a cancelled potential branch site, higher Pennsylvania shares taxes, increased coin processing costs associated with our Magic Money Machines as well as higher legal fees as a result of legal proceedings as discussed in Part II, Item 1 of this Form 10-Q.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expenses which include core system conversion/branding and merger/acquisition expenses. For the third quarter 2010 and 2009 this ratio equaled 3.0%. For the nine-month period ending September 30, 2010, this ratio equaled 3.1% compared to 3.0% for the same period ending September 30, 2009.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ending September 30, 2010, the operating efficiency ratio was 87.3%, compared to 88.6% for the similar period in 2009. This ratio equaled 90.4% for the first nine months of 2010, compared to 88.7 for the first nine months of 2009. The decrease in the operating efficiency ratio for the third quarter of 2010 primarily relates to the 8% increase in total revenues in 2010 compared to a 6% increase in noninterest expenses for the third quarter of 2010. The increase in the efficiency ratio for the nine months ended September 30, 2010 versus September 30, 2009 was due to a 10% increase in noninterest expenses compared to an 8% increase in total revenues.

Benefit for Federal Income Taxes

The tax benefit realized for federal income taxes was $3.8 million for the third quarter of 2010, compared to the tax benefit for federal income taxes of $502,000 for the same period in 2009. For the nine months ending September 30, the tax benefit was $4.9 million for 2010 compared to the tax benefit of $1.4 million in 2009. The 2010 provision includes a $256,000 tax benefit the Company recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods. The Company’s statutory tax rate was 34% in 2010 and 35% in 2009.

Net Loss and Net Loss per Share

Net loss for the third quarter of 2010 was $6.2 million, a decrease of $5.7 million compared to the $490,000 net loss recorded in the third quarter of 2009. The decrease was due to a $9.7 million increase in the provision for loan losses and a $1.4 million increase in noninterest expense partially offset by a $1.3 million increase in net interest income, a $787,000 increase in noninterest income and a $3.3 million increase in the benefit for income taxes.

Net loss for the first nine months of 2010 was $5.8 million, a decrease of $4.8 million, from the $1.0 million net loss recorded in the first nine months of 2009. The decrease was due to a $7.8 million increase in the provision for loan losses and a $6.5 million increase in noninterest expenses partially offset by a $2.4 million increase in net interest income, a $3.6 million increase in noninterest income and a $3.5 million increase in the benefit for income taxes.

Basic and diluted loss per common share was $(0.46) for the third quarter of 2010, compared to a loss per share of $(0.08) for the third quarter of 2009. For the first nine months of 2010, both the basic and fully-diluted loss per share was $(0.43) compared to a basic and diluted loss per share of $(0.16), for the nine months ended September 30, 2009. This decrease of $0.27 per share for the nine months ended September 2010 versus the same period in 2009 was the result of a combination of the increase of $4.8 million in net loss as well as a 107% increase in the amount of average common shares outstanding in 2010 compared to 2009 due to the stock offering which took place the end of September 2009.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income (loss) in relation to our total average assets. Our annualized ROA for the third quarter of 2010 was (1.11)%, compared to (0.09)% for the third quarter of 2009. The ROA for the first nine months in 2010 and 2009 was (0.36)% and (0.06)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income (loss) by average stockholders' equity. The ROE was (11.54)% for the third quarter of 2010, compared to (1.47)% for the third quarter of 2009. The ROE for the first nine months of 2010 was (3.75)%, compared to (1.10)% for the first nine months of 2009. This decrease in ROE resulted from a combination of the increased net loss of $5.8 million  for the first nine months of 2010 compared  to $1.0 million for the same period in 2009 and the fact that average shareholders’ equity was 69% higher for the nine months ended September 30, 2010 over the nine months ended September 30, 2009.

FINANCIAL CONDITION

Securities

During the first nine months of 2010, the total investment securities portfolio increased by $129.2 million from $506.7 million to $635.9 million. The unrealized gain/loss position on available for sale (AFS) securities improved by $19.1 million from a loss of $16.7 million at December 31, 2009 to a gain of $2.4 million at September 30, 2010, as lower interest rates resulted in an increase to the fair market value of securities within the Bank’s portfolio.

Sales of securities with a market value of $240.0 million and calls of securities of $86.6 million occurred during the first nine months of 2010 with the Bank realizing net gains of $1.0 million.

During the first nine months of 2010, the fair value of securities available for sale increased by $20.3 million, from $388.8 million at December 31, 2009 to $409.1 million at September 30, 2010. The net change was a result of purchases of new securities totaling $372.2 million, partially offset by $70.0 million in securities called, $240.0 million of securities sold, and $61.1 million in principal pay downs during the first nine months of 2010 as well as the previously mentioned improvement of $19.1 million in the unrealized gain/loss on the AFS portfolio. The AFS portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and collateralized mortgage obligations. At September 30, 2010, the after-tax unrealized gain on AFS securities included in stockholders’ equity totaled $1.6 million, compared to an unrealized loss of $10.9 million at December 31, 2009. The weighted-average life of the AFS portfolio at September 30, 2010 was approximately 3.1 years compared to 3.6 years at December 31, 2009 and the duration was 2.6 years at September 30, 2010 compared to 3.0 years at December 31, 2009. The current weighted-average yield was 3.64% at September 30, 2010 compared to 3.78% at December 31, 2009.

During the first nine months of 2010, the carrying value of securities in the held to maturity (HTM) portfolio increased by $109.1 million from $117.8 million to $226.9 million as principal repayments of $17.3 million, calls of $16.6 million, and maturities of $2.0 million were more than offset by purchases of $144.9 million. The securities held in this portfolio include agency debentures, collateralized mortgage obligations, one corporate debt security and mortgage-backed securities. The weighted-average life of the HTM portfolio at September 30, 2010 was approximately 6.7 years compared to 4.8 years at December 31, 2009 and the duration was 5.3 years at September 30, 2010 compared to 4.0 years at December 31, 2009. The current weighted-average yield was 3.97% at September 30, 2010 compared to 4.69% at December 31, 2009. Total investment securities aggregated $635.9 million, or 28%, of total assets at September 30, 2010 as compared to $506.7 million, or 24%, of total assets at December 31, 2009.

The average fully tax-equivalent yield on the combined investment securities portfolio as of September 30, 2010 was 3.76% as compared to 4.13% as of September 30, 2009. As mentioned previously in Note 8 of the Form 10-Q, the Bank undertook a large sale program in the latter half of the third quarter of 2010. This program included a large private-label CMO with a carrying value of $13.6 million; two agency debentures with a carrying value of $20.0 million; three variable-rate agency mortgage-backed securities with a carrying value of $22.8 million; and nine fixed rate agency mortgage-backed securities with a carrying value of $131.6 million. In total, this program sold 15 bonds with a combined carrying value of $188.0 million, a fair market value of $188.1 million and a gain of $116,000. The weighted average yield on the pieces sold was 3.22% and the proceeds were reinvested in a mix of callable agency debentures and agency CMOs with a weighted-average yield of 3.11%. This program, along with the historic low level of interest rates, contributed to the drop in portfolio yield.

The Bank’s investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government mortgage-backed securities have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent other-than-temporary impairment (OTTI) of many types of CMOs. The unrealized losses in the Company’s investment portfolio at September 30, 2010 are associated with two different types of securities. The first type includes three government agency-backed CMOs and one corporate bond. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including LIBOR and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

The second type of security in the Company’s investment portfolio with unrealized losses at September 30, 2010 was private-label CMOs. As of September 30, 2010, the Company owned 16 private-label CMO securities in its investment portfolio with a total amortized cost of $61.7 million. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans, selected residential loans and SBA loans the Bank originates with the intention of selling in the future. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Bank’s residential loans are originated with the intent to sell to the secondary market unless the loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer’s request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At December 31, 2009 and September 30, 2010, there were no past due or impaired residential mortgage loans held for sale. Currently, the Company is originating SBA loans with the intent to sell the guaranteed portion of the loan. The Company originated and transferred $10.9 million in SBA loans with a deferred gain of $1.0 million during the third quarter of 2010.  The gain will be recognized in the fourth quarter of 2010 at the expiration of the 90-day warranty period. Total SBA loan originations during the first nine months of 2010 were $21.7 million.  A gain of $541,000 was recognized in the third quarter of 2010. Metro had another $3.5 million of SBA loans outstanding pending transfer at September 30, 2010.

Total loans held for sale were $18.9 million at September 30, 2010 and $12.7 million at December 31, 2009. At September 30, 2010, loans held for sale were comprised of $3.5 million of SBA loans, $6.2 million of student loans and $9.2 million of residential mortgages as compared to $6.6 million of student loans and $6.1 million of residential loans at December 31, 2009. The increase was the result of $43.6 million in new residential loan originations, partially offset by principal sales of $40.9 million. Loans held for sale, as a percent of total assets, were less than 1% at both September 30, 2010 and December 31, 2009.

Loans Receivable

Commercial loans outstanding are comprised of commercial mortgages, construction, land development, industrial, other business loans and lines of credit.  Consumer loans consist of residential real estate mortgages, consumer lines of credit and other loans. We manage risk associated with our loan portfolio in part through diversification, with what we believe are sound policies and underwriting procedures. Additionally, we monitor concentrations of loans or loan relationships by purpose, collateral or industry.

During the first nine months of 2010, total gross loans receivable decreased by $47.9 million, or 3%, from $1.44 billion at December 31, 2009. Gross loans receivable represented 72% of total deposits and 63% of total assets at September 30, 2010, as compared to 80% and 67%, respectively, at December 31, 2009. Total loan originations during the first nine months of 2010 were below historical norms for the Bank. This is due to both lower loan demand and the current economic conditions. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its level of new loan originations as compared to the level of originations in previous years. Loan repayments have exceeded loan originations during the first nine months of 2010 and this trend may continue through the fourth quarter as well.

The following table reflects the composition of the Company’s loan portfolio as of September 30, 2010 and 2009, respectively.

(dollars in thousands)	As of September 30, 2010	% of Total	As of September 30, 2009	% of Total	$ Change	% Change
Commercial	$426,902	31%	$493,261	33%	$(66,359)	(13)%
Owner-occupied	234,823	17	275,353	19	(40,530)	(15)
Total commercial	661,725	48	768,614	52	(106,889)	(14)
Consumer / residential	287,654	21	309,146	21	(21,492)	(7)
Commercial real estate	446,533	31	393,494	27	53,039	13
Gross loans	1,395,912	100%	1,471,254	100%	$(75,342)	(5)%
Less: Allowance for loan losses	(21,169)		(14,618)
Net loans	$1,374,743		$1,456,636

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. The table below presents information regarding nonperforming assets at September 30, 2010 and 2009 and at December 31, 2009.

	Nonperforming Loans and Assets
(dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans:
Commercial	$21,536	$25,327	$13,142	$14,254	$8,683
Consumer	1,871	1,437	1,064	654	984
Real Estate:
Construction	15,120	17,879	17,424	11,771	7,605
Mortgage	17,021	17,723	14,419	11,066	7,819
Total nonaccrual loans	55,548	62,366	46,049	37,745	25,091
Loans past due 90 days or more and still accruing	628	687	249	-	5
Renegotiated loans	178	171	-	-	-
Total nonperforming loans	56,354	63,224	46,298	37,745	25,096
Foreclosed real estate	6,815	7,367	7,154	7,821	6,875
Total nonperforming assets	$63,169	$70,591	$53,452	$45,566	$31,971
Nonperforming loans to total loans	4.04%	4.39%	3.28%	2.61%	1.71%
Nonperforming assets to total assets	2.83%	3.22%	2.46%	2.12%	1.53%
Nonperforming loan coverage	38%	26%	33%	38%	58%
Nonperforming assets / capital plus allowance for loan losses	27%	31%	24%	21%	15%

Nonperforming assets at September 30, 2010, were $63.2 million or 2.83%, of total assets as compared to $45.6 million, or 2.12%, of total assets at December 31, 2009, and compared to $32.0 million, or 1.53%, at September 30, 2009.

Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and renegotiated loans) were $56.4 million at September 30, 2010 compared to $37.7 million at December 31, 2009 and versus $25.1 million at September 30, 2009.

Nonaccrual loans increased from $25.1 million at September 30, 2009 to $55.5 million at September 30, 2010.  The increase in nonaccrual loans experienced by the Bank from September 30, 2009 to September 30, 2010 primarily resulted from the addition of commercial relationships totaling $46.6 million at September 30, 2010 partially offset by transfers to foreclosed assets and charge-offs. Nonaccrual commercial loans consisted of 44 relationships at September 30, 2010 compared to 35 relationships at September 30, 2009. This increase is attributable primarily to nine relationships, or a total of 45 loans, aggregating $44.9 million, or 96%, of the additions. The balance of 4% represents consumer loan exposure.

During the third quarter of 2010, nonaccrual loans decreased $6.8 million from $62.4 million at June 30, 2010 to $55.5 million, an 11% decrease. The decrease in total nonaccrual loans during the third quarter of 2010 is primarily related to the charge down of three commercial relationships totaling $6.7 million, $3.0 million, or 45%, of which was business loan exposure and $3.7 million, or 55%, of which was real estate loan exposure. In addition, other nonaccrual loans decreased $2.7 million for the quarter, $1.3 million of exposure was transferred to foreclosed real estate, offset by additions to nonaccrual totaling $3.9 million consisting of 29 loans, the largest being $644,000, with an average of $134,000 per loan.

During the second and third quarters of 2010, three large relationships totaling $16.8 million of outstanding loan balances were added to non accrual.  Out of the $16.8 million, appraisals warranted the creation of $1.8 million of specific reserves during the third quarter 2010.  Approximately 25% of the debt is expected to be restructured during the next six months.  Another $2.7 million is expected to be paid in full by the end of 2010.  The remaining balances on the three relationships along with other non accrual relationships will continue to go through the Bank’s recovery policies and procedures as further described in this section.

The table and verbiage that follows provides additional details of the components of our nonaccrual commercial and commercial real estate loans.

	Nonaccrual Loans
(dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Commercial:
Number of loans	53	56	34	40
Number of loans greater than $1 million	4	4	2	2
Average outstanding balance of those loans:
Greater than $1 million	$3,800	$4,400	$4,600	$4,600
Less than $1 million	$132	$149	$113	$136
Commercial Real Estate:
Number of loans	37	38	31	22
Number of loans greater than $1 million	9	12	11	7
Average outstanding balance of those loans:
Greater than $1 million	$2,400	$2,300	$2,300	$2,500
Less than $1 million	$241	$201	$175	$165

At September 30, 2010, 53 loans were in the nonaccrual commercial category ranging from $3,000 to $5.6 million and 37 loans were in the nonaccrual commercial real estate category ranging from $17,000 to $4.8 million. Of the 53 commercial loans, four loans, or 8%, of the loans were in excess of $1.0 million and totaled $15.2 million, with an average outstanding balance of $3.8 million per loan. The remaining 49 loans account for the difference at an average outstanding balance of $132,000 per loan. Of the 37 commercial real estate loans, 9 loans, or 24% were in excess of $1.0 million and totaled $21.5 million, or 76%, of total nonaccrual commercial real estate loans, with an average outstanding balance of $2.4 million per loan. The remaining 28 loans account for the difference at an average outstanding balance of $241,000 per loan.

At December 31, 2009, 40 loans were in the nonaccrual commercial category ranging from $5,000 to $6.2 million and 22 loans were in the nonaccrual commercial real estate category ranging from $31,000 to $4.8 million. Of the 40 commercial loans, two loans, or 5%, of the loans were in excess of $1.0 million and totaled $9.3 million, with an average outstanding balance of $4.6 million per loan. The remaining 38 loans account for the difference at an average of $136,000 per loan. Of the 22 commercial real estate loans, seven loans, or 32%, of the loans were in excess of $1.0 million and totaled $17.8 million, with an average outstanding balance of $2.5 million per loan. The remaining 15 loans account for the difference at an average of $165,000 per loan.

Loans past due 90 days or more and still accruing were $628,000 at September 30, 2010 compared to $0 at December 31, 2009 and $5,000 at September 30, 2009.  Renegotiated loans were $178,000 at September 30, 2010 and $0 at December 31, 2009 and September 30, 2009.

While it is difficult to forecast nonperforming loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.

Foreclosed real estate totaled $6.8 million at September 30, 2010, $7.8 million at December 31, 2009 and compared to $6.9 million one year ago. The decrease in foreclosed real estate during the first nine months of 2010 is the result of the sale of 14 properties for proceeds of $2.5 million and write-downs on 17 of the remaining properties totaling $814,000 partially offset by the transfer of 16 additional properties to foreclosed real estate for a total of $2.4 million.

Impaired loans and other loans related to the same borrowers totaled $76.3 million at September 30, 2010 with a specific allocation of $1.8 million compared to impaired loans of $66.9 million at December 31, 2009 with a $900,000 specific allocation. During the first nine months of 2010, there were three loans added totaling $9.6 million requiring a specific allocation and five loans totaling $2.2 million that no longer required a specific allocation at September 30, 2010. This was primarily due to the charge-off during the first quarter 2010 of four loans for a total of $1.3 million; $900,000 of which had been specifically allocated for at December 31, 2009. In addition, our internal loan review department evaluates other problem loans risk rated Special Mention and Substandard accrual loans in order to determine the adequacy of the allowance for loan losses. At September 30, 2010 other problem loans totaled $44.4 million, of these $23.6 million, or 53%, were rated Special Mention and $20.8 million, or 47%, were rated Substandard accruing. Other problem loans decreased $8.7 million during the first nine months of 2010 from $53.1 million at December 31, 2009.

The Bank obtains third-party appraisals by a Bank pre-approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be nonperforming. Appraisals are ordered by the Bank’s Real Estate Loan Administration Department which is independent of the loan production function. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.

The charge down of any nonperforming loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal on valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

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

It is possible that increased levels of nonperforming assets and losses may continue in the foreseeable future due to the economic downturn, including record unemployment, lackluster consumer spending, stagnant home sales and declining or reduced collateral values.

Allowance for Loan Losses

The following table sets forth information regarding the Company’s provision and allowance for loan losses.

	Allowance for Loan Losses
	Three Months Ended		Year Ended	Nine Months Ended
	September 30,		December 31,	September 30,
(dollars in thousands)	2010	2009	2009	2010	2009
Balance at beginning of period	$16,178	$19,337	$16,719	$14,391	$16,719
Provisions charged to operating expense	13,400	3,725	12,425	18,400	10,625
	29,578	23,062	29,144	32,791	27,344
Recoveries of loans previously charged-off:
Commercial	143	19	92	391	139
Consumer	5	-	6	7	5
Real estate	14	35	210	40	41
Total recoveries	162	54	308	438	185
Loans charged-off:
Commercial	(3,786)	(3,878)	(7,405)	(5,540)	(6,224)
Consumer	(36)	(2)	(21)	(117)	(21)
Real estate	(4,749)	(4,618)	(7,635)	(6,403)	(6,666)
Total charged-off	(8,571)	(8,498)	(15,061)	(12,060)	(12,911)
Net charge-offs	(8,409)	(8,444)	(14,753)	(11,622)	(12,726)
Balance at end of period	$21,169	$14,618	$14,391	$21,169	$14,618
Net charge-offs (annualized) as a percentage of average loans outstanding	2.35%	2.29%	1.02%	1.09%	1.17%
Allowance for loan losses as a percentage of period-end loans	1.52%	0.99%	1.00%	1.52%	0.99%

The Company recorded provisions of $13.4 million to the allowance for loan losses during the third quarter of 2010, compared to $3.7 million for the third quarter of 2009. The higher provision during the three months ended September 30, 2010 was a result, in part, of a change in the time period over which historical losses are analyzed and used by Management on its quantitative analysis to determine the adequacy of the allowance for probable losses. This change resulted in $3.6 million of additional provision in the third quarter of 2010.

Net charge-offs for the three months ended September 30, 2010 were $8.4 million, or 2.35% (annualized), of average loans outstanding compared to $8.4 million, or 2.29% (annualized), of average loans outstanding in the same period of 2009. There were two relationships which were previously included in nonaccrual balances in the previous reporting period and events occurring during the third quarter necessitated they be charged down by $5.5 million. These two relationships accounted for 66% of net charge-offs in the third quarter of 2010.

During the first nine months of 2010 the Company recorded provisions of $18.4 million to the allowance for loan losses compared to $10.6 million for the same period in 2009. Net charge-offs for the first nine months of 2010 totaled $11.6 million, or 1.09% (annualized), of average loans outstanding compared to $12.7 million, or 1.17% (annualized), for the same period last year.

The allowance for loan losses as a percentage of total loans receivable was 1.52% at September 30, 2010, compared to 1.00% at December 31, 2009; the increase was due to provisions exceeding net charge-offs combined with a slight decrease in loan balances outstanding during the same period.

Premises and Equipment

During the first nine months of 2010, premises and equipment decreased by $3.3 million, or 4%, from $93.8 million at December 31, 2009 to $90.5 million at September 30, 2010. This decrease was primarily due to depreciation and amortization of $4.7 million on existing assets partially offset by purchases of new fixed assets totaling $1.5 million.

Deposits

Total deposits at September 30, 2010 were $1.93 billion, up $114.0 million, or 6%, over total deposits of $1.81 billion at December 31, 2009 and up $191.7 million, or 11%, over September 30, 2009. Core deposits totaled $1.89 billion at September 30, 2010, compared to $1.78 billion at December 31, 2009 and were up $163.7 million, or 10%, over the previous twelve months. Total noninterest-bearing deposits increased by $21.1 million, or 7%, from $319.9 million at December 31, 2009 to $341.0 million at September 30, 2010 while total interest-bearing deposits increased by $92.8 million, or 6%, over the same period. Demand, interest checking, money market and savings deposits increased by $126.3 million in the first nine months of 2010 compared to growth of $63.7 million over the same period in 2009.  Conversely, time deposits decreased by $12.3 million for the first nine months of 2010 versus growth of $39.3 million over the same period last year.

The average balances and weighted average rates paid on deposits for the first nine months of 2010 and 2009 are presented in the table below.

	Nine Months Ending September 30,
	2010		2009
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$331,627		$303,227
Interest-bearing (money market and checking)	932,112	0.71%	764,587	0.93%
Savings	326,618	0.47	336,821	0.59
Time deposits	252,866	2.20	268,720	3.09
Total deposits	$1,843,223		$1,673,355

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the FHLB. At September 30, 2010, short-term borrowings totaled $14.6 million as compared to $51.1 million at December 31, 2009. Average short-term borrowings for the first nine months of 2010 were $53.9 million as compared to $217.6 million for the first nine months of 2009. Deposit growth in excess of increases in interest-earning assets has been utilized to reduce the level of average short-term borrowings over the past twelve months. The average rate paid on the short-term borrowings was 0.59% for the first nine months of both 2010 and 2009.

Long-Term Debt

Long-term debt totaled $54.4 million at both September 30, 2010 and at December 31, 2009. As of September 30, 2010, our long-term debt consisted of $29.4 million of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries as well as a longer-term borrowing through the FHLB of Pittsburgh. At September 30, 2010, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary. As part of the Company’s Asset/Liability management strategy, management utilized the FHLB convertible select borrowing product during 2007 with a $25.0 million borrowing with a five year maturity and a six month conversion term at an initial and current interest rate of 4.29%.

Stockholders’ Equity and Capital Adequacy

At September 30, 2010, stockholders’ equity totaled $209.8 million, up $9.8 million, or 5%, over $200.0 million at December 31, 2009. Stockholders’ equity at September 30, 2010 included $1.6 million of unrealized gains, net of income tax expense, on securities available for sale. Excluding these unrealized gains at September 30, 2010 and unrealized losses at December 31, 2009, gross stockholders’ equity decreased by $2.7 million, from $210.9 million at December 31, 2009, to $208.2 million at September 30, 2010, primarily as a result of the proceeds from shares issued through our stock option and stock purchase plans offset by a reduction of retained earnings due to a net loss of $5.8 million for the first nine months of 2010. Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the “leverage ratio,” requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2010, the Bank met the definition of a “well-capitalized” institution.

The following tables provide a comparison of the Company’s and the Bank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

Company	September 30, 2010	December 31, 2009	Minimum For Adequately Capitalized Requirements	Minimum For Well-Capitalized Requirements
Capital Ratios:
Risk-based Total	15.25%	14.71%	8.00%	N/A
Risk-based Tier 1	14.00	13.88	4.00	N/A
Leverage ratio (to average assets)	10.76	11.31	4.00	N/A
Bank
Capital Ratios:
Risk-based Total	13.50%	12.85%	8.00%	10.00%
Risk-based Tier 1	12.25	12.01	4.00	6.00
Leverage ratio (to average assets)	9.40	9.82	4.00	5.00

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects a 300 basis point (bp) increase and a 100 bp decrease during the next year, with rates remaining constant in the second year.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 300 or minus 100 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at September 30, 2010 of a plus 300 and minus 100 basis point bp change in interest rates to the impact at September 30, 2009 in the same scenarios.

	September 30, 2010		September 30, 2009
	12 Months	24 Months	12 Months	24 Months
Plus 300	2.2%	6.2%	4.0%	11.4%
Minus 100	(3.7)	(4.9)	(1.7)	(4.1)

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off balance sheet items. The model calculates the market value of our assets and liabilities in the current rate scenario, and then compares the market value given an immediate 300 bp increase and a 100 bp decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  At September 30, 2010 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 300 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management’s assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2010 provide an accurate assessment of our interest rate risk.  At September 30, 2010, the average life of our core deposition transaction accounts was eight years.

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

The Company’s investment portfolio maintains a significant portion of its holdings in mortgage-backed securities and CMOs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The Company relies upon a well-structured, well-diversified portfolio of securities to provide sufficient liquidity regardless of the direction of interest rates. The Company does not anticipate selling investments to meet liquidity needs.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity includes a $15 million federal funds lines of credit through the Atlantic Central Bankers Bank and $494.8 million of borrowing capacity at the FHLB. In addition we have the ability to borrow at the Federal Discount Window. At September 30, 2010, our total potential liquidity through these secondary sources was $509.8 million, of which $470.2 million would normally be available, as compared to $496.1 million available out of our total potential liquidity of $572.1 million at December 31, 2009. The $62.3 million decrease in potential liquidity was mainly due to a decrease in the borrowing capacity at the FHLB, as a result of the bank’s lower level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag. Utilization of this capacity was increased as average short-term borrowings through the FHLB totaled $59.3 million in the third quarter of 2010 compared to $101.4 million in the second quarter of 2010 and compared to $178.6 million during the third quarter of 2009.

As a result of Metro Bank entering into a Consent Order with both the FDIC and the Pennsylvania Department of Banking on April 29, 2010, the FHLB has temporarily placed a soft cap limit on the Bank’s available borrowing level to 40% of the Bank’s normal maximum borrowing capacity. Therefore, at September 30, 2010, the maximum borrowing capacity that the Bank can borrow through the FHLB was limited to $197.9 million without prior approval, of which $158.3 million was currently available.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company’s controls and procedures for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

On or about June 19, 2009, Members 1st Federal Credit Union, or “Members 1st,” filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First and Republic First Bank.  Members 1st’s claims are for federal trademark infringement, federal unfair competition, and common law trademark infringement and unfair competition.  It is Members 1st’s assertion that Metro’s use of a red letter “M” purportedly infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).  Metro has vigorously defended this matter.  The complaint seeks permanent injunctive relief and damages in an unspecified amount. Metro has prevailed on a motion for partial summary judgment on the issue of damages, and it is not yet possible to estimate the remaining portion of damages sought in the event Members 1st were successful in the proceeding. Trial in this case is set for early 2011.

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

The Order requires the Bank to take all necessary steps, consistent with the Order and sound banking practices, to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC to have been committed by the Bank.  Among other things, the Order requires certain analyses and assessments, including an analysis and assessment of the Bank Secrecy Act (“BSA”) and Office of Foreign Assets Control (“OFAC”) staffing needs and qualifications and an analysis and assessment of the independence and performance of the Bank’s directors and senior executive officers. It also requires the development, adoption and implementation of a system of internal controls designed to ensure full compliance with BSA and OFAC provisions; training programs to ensure that all appropriate personnel are aware of and can comply with applicable requirements of BSA and OFAC provisions; periodic reviews by internal and external auditors of compliance with BSA and OFAC provisions; and a review by an independent third party of the Bank’s compliance with the Order.  As the Bank proceeds with efforts to comply with the Order, it has retained consultants and advisors for assistance and is incurring significant consulting and legal fees in the necessary review, analysis and remediation. During the second and third quarters, the Bank incurred approximately $2.1 million in consulting and remediation expenses relating to the Order. These expenses are on-going and an estimate of the total expenses that will be incurred in order to comply with the Order cannot be made at this time.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended September 30, 2010.

Item 3.                 Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2010.

Item 4.                 (Removed and Reserved)

Item 5.                 Other Information.

No items to report for the quarter ended September 30, 2010.

Item 6.                 Exhibits.

4.1
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-169683, filed with the SEC on September 30, 2010)

10.1	Metro Bancorp, Inc. 2011 Director Stock Option Plan (incorporated by reference to Appendix A to the Company’s 2010 Proxy Statement filed with the SEC on June 7, 2010)*
10.2
Metro Bancorp, Inc. 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company’s 2010 Proxy Statement filed with the SEC on June 7, 2010)*

11	Computation of Net Loss Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/9/10	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/10	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

4.1
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-169683, filed with the SEC on September 30, 2010)

10.1	Metro Bancorp, Inc. 2011 Director Stock Option Plan (incorporated by reference to Appendix A to the Company’s 2010 Proxy Statement filed with the SEC on June 7, 2010)*
10.2
Metro Bancorp, Inc. 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company’s 2010 Proxy Statement filed with the SEC on June 7, 2010)*

11	Computation of Net Loss Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a compensatory plan or arrangement