Form 10-K
period 2010-12-31
METRO BANCORP, INC.
filed 2011-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2010, was $151,513,013.
The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2011 was 13,800,813.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “Annual Report”). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2011.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved.  You should understand that various factors, in addition to those discussed elsewhere in this Form 10-K, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the effects of and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•
general economic or business conditions, either nationally, regionally or in the communities in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

•
the impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•
the Federal Deposit Insurance Corporation (FDIC) deposit fund is continually being used due to increased bank failures and existing financial institutions are being  assessed higher premiums in order to replenish the fund;

•	interest rate, market and monetary fluctuations;

•	unanticipated regulatory or judicial proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan quality and volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	compliance with the April 29, 2010 consent order may result in continued increased noninterest expenses;

•	expenses associated with modifications we intend to make to our logos in response to the Members 1st litigation and dismissal order;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

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

The Company may, from time to time, make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (SEC) (including the annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

General

Metro Bancorp, Inc. is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Company was incorporated on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A.  The Company is a one-bank holding company headquartered in Harrisburg, Pennsylvania and provides full banking services through its subsidiary, Metro Bank (The Bank).

During the second quarter of 2009, Pennsylvania Commerce Bancorp, Inc. changed its name to Metro Bancorp, Inc. and its subsidiary bank, Commerce Bank/Harrisburg changed its name to Metro Bank.  The entire Company was rebranded to Metro Bank.  A Transition Agreement with TD Bank, N.A. and Commerce Bancorp LLC (formerly Commerce Bancorp, Inc.) required the Company to discontinue using the name “Commerce Bank” and, subject to certain limitations, the red “C” logo.  Also pursuant to the agreement, the Company transitioned certain services that had been provided under a Master Service Agreement with TD Bank to a master agreement with Fiserv Solutions, Inc. (Fiserv).

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

Also in 2009, upon the Bank’s acquisition of a 15% ownership interest in a local commercial property due to a foreclosure on a non-recourse loan, the Company created a new entity, MB Harrisburg Holdings, LLC. to hold this property.  The only asset held by this nonbanking subsidiary is the Company's percentage ownership in this property which had a fair market value of approximately $4.0 million as of December 31, 2010.

In 2009, the Company completed a common stock offering of 6.88 million shares for net new capital proceeds of $77.8 million. The majority of the proceeds of this offering were invested in the Bank.

As of December 31, 2010, the Company had approximately $2.23 billion in assets, $1.83 billion in deposits, $1.38 billion in total net loans (including loans held for sale) and $205.4 million in stockholders’ equity. Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC to the fullest extent permitted by law.  The Company’s total revenues (net interest income plus noninterest income) were $109.2 million and the Company recorded a net loss of $4.3 million for the year ended December 31, 2010.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (800) 653-6104. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2010, the Company had 959 employees, of which 724 were full-time employees. Management believes the Company’s relationship with its employees is good.

On March 15, 2010, the Company and Republic First Bancorp, Inc. (Republic First), parent company of Republic First Bank, terminated their November 7, 2008 Agreement and Plan of Merger (Merger Agreement).  The Merger Agreement would have merged Republic First into the Company.  Except for a few select provisions, such as the continued confidentiality of certain shared information, the provisions of the Merger Agreement are now void and of no effect. See the Company's Current Report on Form 8-K dated March 15, 2010 and filed with the SEC on March 15, 2010 announcing the termination of the Merger Agreement.

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010 included at Item 8 of this Report.

On July 13, 1984, the Bank filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking. On September 7, 1984, the Bank was granted preliminary approval of its application and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to “Commerce Bank/Harrisburg, National Association.”

On June 3, 2008, Metro Bank filed an application to convert from a national charter to a state-chartered banking institution with the Pennsylvania Department of Banking. On November 7, 2008, the Pennsylvania Department of Banking approved the application to convert from a national bank charter to a state bank charter. As a result of the conversion to a state chartered bank, the Bank is supervised jointly by the Pennsylvania Department of Banking and the FDIC. The Company is supervised by the Federal Reserve Bank (FRB), which supervises all bank holding companies.

The Bank provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank’s lending and investment activities are funded principally by retail deposits gathered through its retail store office network.

Service Area

The Bank offers its lending and depository services from its main store in Lemoyne, Pennsylvania, and its thirty-two other full-service stores located in Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit (CDs), individual retirement accounts, club accounts, debit card services, online banking including Pay Anyone, safe deposit facilities and automated teller facilities. Its services also include a full range of lending activities including commercial and industrial, owner occupied real estate, commercial construction and land development and commercial real estate loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity, overdraft checking protection, consumer credit cards. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration (SBA) Loan Program and is an approved lender for qualified applicants.

The Bank directs its commercial lending principally toward businesses that require funds within the Bank’s legal lending limit, as determined from time to time and that otherwise do business and/or are depositors with the Bank. The Bank also participates in inter-bank credit arrangements in order to take part in loans for amounts that are in excess of its lending limit or to limit the concentration of lending to any individual. The Company is not dependent on any one or more major customers and its business is not seasonal.

The Company has focused its strategy for growth, primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. While the Company has not yet announced plans to open any new stores in 2011 it does intend to continue to open multiple stores over the next several years, subject to regulatory approval. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 18 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the South Central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by significant competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, some of which have assets, capital and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. Among those institutions, the Bank has a share of approximately 5% of the bank deposits in its market area.

Other institutions may have the ability to finance wide-ranging advertising campaigns and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which the Bank does not offer. Several institutions, by virtue of their greater total capital, have substantially higher lending limits than the Bank.

In order to compete with other financial institutions the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit (approximately $34.6 million as of December 31, 2010). As of the end of 2010, all participations totaled approximately $41.7 million.  Participations are used to more fully service customers whose loan demands exceed the Bank’s lending limit.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, more personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

The Bank endeavors to be competitive with all competing financial institutions with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts and interest rates charged on loans.

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

The Company

The Company is subject to the jurisdiction of the SEC and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, such as the Company. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the reporting company; (iii) new standards for auditors and the regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company’s CEO, CFO and principal accounting officer (in addition to the Code of Conduct already in place for all employees and Board Members of the Company) and meeting NASDAQ’s and the SEC’s procedural and disclosure requirements.

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. Also, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Banks chartered under the Pennsylvania Banking Code are generally permitted to engage in the same types of activities that are permissible for national banks. We believe the Act and its implementing regulations have had a general effect of increasing competitive pressure in the banking industry and have had a greater impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities, such as the Company.  Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed procedural safeguards on affiliations among banking and nonbanking companies in a holding company organization.

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

Satisfactory financial condition, particularly with regard to capital adequacy and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2010, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2010 included in Item 8 in this annual report on Form 10-K.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Dodd-Frank Act, became law on July 21, 2010 and will implement significant changes to the U.S. financial system. Much of this new law is subject to rulemaking by various agencies, including the Federal Reserve Board, the FDIC and the SEC and will take effect over the next several months and years. Among other things, the Dodd-Frank Act:

•
Creates a Financial Stability Oversight Council to monitor the financial markets in order to identify systemic risks throughout the financial system, promote market discipline and respond promptly to any emerging market threats.

•
Creates the Bureau of Consumer Financial Protection to ensure compliance with federal consumer protection laws and to adopt rules against unfair, deceptive or abusive practices in the consumer financial services industry. This will be an independent bureau within the Federal Reserve System with broad authority.  It will have exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws.  These laws are currently administered by different federal agencies, including the FDIC and the Federal Reserve, current federal regulators of the Bank and Company, respectively.

•	Requires the FDIC to increase the deposit insurance fund reserve ratio to 1.35% by 2020, with offsets for the effect on banks, such as Metro, that have less than $10 billion in assets.

•
Changes the calculation of each bank's FDIC insurance assessment to base the assessment on the difference between average assets and average tangible equity instead of deposits, effective April 1, 2011. It is estimated that during 2011 the Company will realize a decrease in expense of approximately $850,000.

•
Makes permanent the federal deposit insurance limit of $250,000 which was instituted at the height of the U.S. financial crisis. Unlimited federal deposit insurance is provided until January 1, 2013 for noninterest-bearing accounts.

•	Permits interest-bearing demand deposit accounts for businesses.

•	Provides for enhanced supervision of the Company and permits direct examination of the Bank (a non-member bank) by the Federal Reserve Board.

•	Increases the restrictions on interstate bank acquisitions and the purchase of assets from insiders.

•
Contains provisions requiring minimum capital levels for bank holding companies that are the same as those required for insured depository institutions, with exceptions for bank holding companies with less than $15 billion in assets as of December 31, 2009.   The exceptions will permit the Company's existing trust preferred securities to continue to be treated as Tier 1 capital.

•
Requires federal regulators, including the FDIC and SEC, to issue rules prohibiting depository institutions, depository institution holding companies and other financial institutions, as the federal regulators deem appropriate, from providing: (i) executive officers, employees, directors or principal shareholders with excessive compensation, fees, or benefits; or (ii) compensation that could lead to a material financial loss to the covered financial institution.

•
Implements several corporate governance requirements applicable to publicly traded companies, including (i) non-binding, advisory shareholder votes on executive compensation and the frequency at which shareholders will vote on such compensation; (ii) a separate non-binding, advisory shareholder vote on compensation payments (“golden parachutes”) to executives when a company seeks shareholder approval of an acquisition, merger, or proposed sale when such payments are triggered by the transaction; (iii) authorization for the SEC rules requiring public companies to include in a company's proxy statement certain shareholders' nominations for the board of directors; (iv) new independence requirements for a company's compensation committee; (v) requirements that a public company adopt a policy mandating recovery of incentive compensation from a current or former executive in the event a restatement of the financial statement is required due to material noncompliance with the SEC's financial reporting requirements; and (vi) enhanced disclosure of the compensation paid to a chief executive officer to include such compensation relative to the company's performance and to the median employee compensation.

As the various provisions of the Dodd-Frank Act become effective, the Company will adopt the necessary policies and procedures to assure it is in compliance.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes additional obligations on U.S. financial institutions, including banks, to implement policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank applications.

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, authorized the Secretary of the U.S. Department of the Treasury (Treasury) to establish the Troubled Assets Relief Program (TARP) to purchase “troubled assets.”  Troubled assets are broadly defined to include residential or commercial mortgages and any securities, obligations or other instruments that are based on, or related to, such mortgages; also included are financial instruments the Treasury determined to purchase in order to promote financial market stability.  Pursuant to the TARP, the Treasury established the Capital Purchase Program (CPP) through which it made capital investments in banking institutions in order to strengthen and stabilize U.S. financial institutions. The Bank did not participate in the TARP or the CPP in 2008, 2009 or 2010.

Also in October 2008, the FDIC announced the Temporary Liquidity Guaranty Program, a guarantee program designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount. The Bank participated in a component of the FDIC's Temporary Liquidity Guaranty Program called the Transaction Account Guarantee Program (TAGP). Under that program, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010. The Dodd-Frank Act extended this full deposit guarantee until January 1, 2013. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the Pennsylvania Department of Banking, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company cannot be predicted.

Environmental Laws

The costs and effects of compliance with environmental laws, federal, state and local, on the Company are minimal.

Available Information

The Company makes available free of charge under the Investor Relations link on the Company’s website, www.mymetrobank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov.

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

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our allowance for loan losses, we will need to record additional provisions to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

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

Generally, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. These loans comprised 25%, 8% and 22%, respectively, of our loan portfolio at December 31, 2010.  The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time.  In addition, the economic downturn has caused several businesses to close.  If the value of the real estate or other business assets serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our earnings and financial condition may be negatively impacted by a continued downturn in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania.  Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area.  In the previous twelve months, South Central Pennsylvania has seen the opening of few businesses, the closing of manufacturing properties and offices and continued layoffs of personnel.  Because of the concentration of our business in this region, we are unable to spread the risks of the slow economy over a large geographic area.  While we experienced a 1% growth in our total deposits in 2010, a continued slowdown in the economy could slow that growth in 2011 and otherwise adversely affect our earnings and financial condition.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

Prior to 2009, we experienced significant growth in net income, assets, loans and deposits.  In 2010, we experienced a 1% increase in total deposits. Our growth has been achieved through organic growth. We intend to continue to expand our business and operations in our existing Central Pennsylvania footprint as well as open new stores in Metro Philadelphia.

Subject to regulatory approvals, we are targeting to open approximately 12 new stores over the next five years. We anticipate the cost to construct and furnish a new store will be approximately $3.1 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect us.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to pay dividends to us, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

On or about June 19, 2009, Members 1st Federal Credit Union, or “Members 1st,” filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc., Metro Bank, Republic First and Republic First Bank.  Members 1st claimed federal trademark infringement, federal unfair competition and common law trademark infringement and unfair competition by Metro in Metro’s use of a red letter “M” alone, or in conjunction with its trade name “Metro” Members 1st alleged that such use infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).   On February 25, 2011, the parties to this lawsuit executed and filed with the court a Stipulation and Proposed Order of Dismissal under which the complaint against Metro and the Bank was dismissed without prejudice. While Metro intends to make certain modifications to its logos in the near future, we can provide no assurance that the Members 1st lawsuit will not be reinstituted at a later time or that other trademark infringement actions will not be brought against us.

Changes in interest rates could reduce our net income and liquidity.

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income and therefore our earnings and liquidity could be materially adversely affected.  Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities.  Our operations are subject to risks and uncertainties surrounding our exposure to change in interest rate environment.

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer in our market area.  This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders.  Several of our competitors enjoy advantages, including greater financial resources and access to capital, stronger regulatory ratios and higher lending limits, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that the Bank originates and the interest rates we may charge on these loans.

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

Our share price may fluctuate.

The market price of our common stock could be subject to significant fluctuations in response to many factors, including, but not limited to:

•	actual or anticipated variations in our results of operations, liquidity or financial condition;

•	changes in our earnings estimates or those of analysts;

•	our failure to pay dividends on common stock;

•	publication of research reports about us or the banking industry generally;

•	changes in market valuations of similar companies;

•	the effects of and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

•
general economic or business conditions, either nationally, regionally or in the communities in which either we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

•
the impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	interest rate, market and monetary fluctuations;

•	unanticipated regulatory or judicial proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan quality and volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

Stock markets, in general, have experienced over the past year and continue to experience, significant price and volume volatility and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased market volatility could result in a substantial decline in the market price of our common stock.

Our common stock is not insured by any governmental entity and, therefore, an investment in our common stock involves risk.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity and is subject to investment risk, including possible loss.

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2010, the average daily trading volume for our common stock was approximately 59,000 shares.  As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

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

Our executive officers, directors and other five percent or greater shareholders own a significant percentage of our Company and could influence matters requiring approval by our shareholders.

As of December 31, 2010, our executive officers and directors as a group owned and had the right to vote approximately 12.2% of our outstanding stock and other five percent or greater shareholders owned and had the right to vote approximately 25.1% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may materially adversely affect us.

We are subject to extensive regulation, supervision and legislation which govern almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws, regulations or any applicable accounting principles may materially adversely affect us. The Dodd-Frank Act became law on July 21, 2010 and will implement significant changes to the U.S. financial system.  Information concerning this law is incorporated by reference to the discussion in this report under "Item 1. Business-Supervision and Regulation." Among the key provisions of the Dodd-Frank Act is the creation of the Bureau of Consumer Financial Protection (Bureau), which will be an independent bureau within the Federal Reserve System with broad authority in the consumer finance industry. The Bureau will have exclusive authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. These laws are currently administered by different federal agencies, including the FDIC and the Federal Reserve, current federal regulators of the Bank and Company, respectively. The impact of the Dodd-Frank Act on the Company's financial position cannot be estimated at this time. As the required regulations are adopted by the applicable federal agencies and the various provisions of the new law are implemented, the Company will adopt the necessary policies and procedures to assure its compliance.

Compliance with the Consent Order May Result in Significant Noninterest Expenses

On April 29, 2010, the Bank consented and agreed to the issuance of a Consent Order (Order) by the FDIC, the Bank's federal banking regulator and a substantially similar consent order by the Pennsylvania Department of Banking.  Following issuance of the orders and the Bank's implementation of compliance measures, the Company believes this factor should be considered as possibly having a negative impact on the Company's liquidity, financial position, or results of operations.

The Order requires the Bank to take all necessary steps, consistent with the Order and sound banking practices, to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC to have been committed by the Bank.  Among other things, the Order requires certain analyses and assessments, including an analysis and assessment of the Bank Secrecy Act (BSA) and Office of Foreign Assets Control (OFAC) staffing needs and qualifications and an analysis and assessment of the independence and performance of the Bank's directors and senior executive officers. It also requires the development, adoption and implementation of a system of internal controls designed to ensure full compliance with BSA and OFAC provisions; training programs to ensure that all appropriate personnel are aware of and can comply with applicable requirements of BSA and OFAC provisions; periodic reviews by internal and external auditors of compliance with BSA and OFAC provisions; and a review by an independent third party of the Bank's compliance with the Order.  As the Bank proceeds with efforts to comply with the Order, it has retained consultants and advisors for assistance and has incurred significant consulting and legal fees in the necessary review, analysis and remediation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, the Company owned 18 properties and leased 27 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The properties primarily represent current stores, future store sites, loan production offices, or other operational support locations. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Dauphin, York, Berks, Lancaster and Lebanon.

Item 3. Legal Proceedings

Information concerning the trademark infringement action against us instituted on or about June 19, 2009 by Members 1st Federal Credit Union and dismissed without prejudice by mutual consent of the parties on February 25, 2011, is incorporated herein by reference to the discussion in this report under “Item 1A. Risk Factors - We may be adversely affected by lawsuits alleging trademark infringement.” Metro and Members 1st consented to the entry of the dismissal order without either party admitting to any factual or legal claim or defense.

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

Item 4.     (Removed and Reserved)

Part II.

Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market known to us for the period beginning January 1, 2009 through December 31, 2010.  As of December 31, 2010, there were approximately 4,000 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2010	$11.33	$9.30
September 30, 2010	13.45	9.05
June 30, 2010	14.76	11.72
March 31, 2010	14.22	10.82
December 31, 2009	$13.16	$10.31
September 30, 2009	19.99	11.50
June 30, 2009	22.95	17.60
March 31, 2009	27.48	11.00

Dividends and Dividend History

The Company distributed to common stockholders 5% common stock dividends in December 1992 and annually from February 1994 through February 2004. The Company also distributed to common stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995 and again on February 25, 2005.  Neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985.  The Board of Directors intends to follow a policy of retaining earnings for the purpose of increasing the Company’s and the Bank’s capital for the foreseeable future.  Although the Board of Directors anticipates establishing a cash dividend policy in the future, no assurance can be given that cash dividends will be paid.

The holders of common stock of the Company are entitled to receive dividends as may be declared by the Board of Directors with respect to the common stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its common stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company.  Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare dividends in one year in excess of retained earnings, subject to risk-based capital requirements.

The ability of the Company to pay dividends on its common stock in the future will depend on the earnings and the financial condition of the Bank and the Company. The Company’s ability to pay dividends will be subject to the prior payment by the Company of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2006 to December 31, 2010. This graph is included in the Company’s 2010 Annual Report to Shareholders after Table 13 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2010	2009	2008	2007	2006

Balance Sheet Data:
Total assets		$2,234,472	$2,147,759	$2,140,527	$1,979,011	$1,866,483
Loans held for sale		18,605	12,712	41,148	14,143	15,346
Loans receivable (net)		1,357,587	1,429,392	1,423,064	1,146,629	973,033
Securities available for sale		438,012	388,836	341,656	387,166	392,058
Securities held to maturity		227,576	117,815	152,587	257,467	319,628
Deposits		1,832,179	1,814,733	1,633,985	1,560,896	1,616,777
Short-term borrowings and long-term debt		169,875	105,475	379,525	296,735	142,200
Stockholders' equity		205,351	200,022	114,470	112,335	101,108

Income Statement Data:
Net interest income		$79,850	$75,606	$78,705	$59,492	$52,791
Provision for loan losses		21,000	12,425	7,475	1,762	1,634
Noninterest income		29,380	24,457	25,433	22,823	18,752
Noninterest operating expenses		97,103	91,710	77,909	70,807	59,294
Income (loss) before income taxes		(8,873)	(4,072)	18,754	9,746	10,615
Net income (loss)		(4,337)	(1,898)	12,901	7,001	7,254

Common Share Data:
Net income (loss) per share:	Basic	$(0.33)	$(0.24)	$2.02	$1.11	$1.18
	Diluted	(0.33)	(0.24)	1.97	1.07	1.12
Book value per share		14.86	14.80	17.60	17.63	16.27

Selected Ratios:
Performance:
Return on average assets		(0.20)%	(0.09)%	0.64%	0.36%	0.41%
Return on average stockholders' equity		(2.09)	(1.34)	11.42	6.59	7.58
Net interest margin		3.89	3.80	4.09	3.30	3.18

Liquidity and Capital:
Average loans to average deposits		76.60%	86.83%	85.07%	69.90%	62.52%
Average stockholders' equity to average total assets		9.47	6.77	5.57	5.52	5.40
Risk-based capital:	Total	15.83	14.71	10.68	10.78	10.72
	Tier 1	14.58	13.88	9.67	10.03	10.00
Leverage ratio		10.68	11.31	7.44	7.24	7.29

Asset Quality:
Net charge-offs to average loans outstanding		0.98%	1.02%	0.11%	0.07%	0.13%
Nonperforming loans to total year-end loans		3.84	2.61	1.88	0.25	0.34
Nonperforming assets to total year-end assets		2.68	2.12	1.30	0.17	0.19
Allowance for loan losses to total year-end loans		1.57	1.00	1.16	0.93	0.99
Allowance for loan losses to nonperforming loans		41	38	62	366	287

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2010 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2010 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2010 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item  9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2010 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

Report on Management’s Assessment of Internal Control over Financial Reporting

Metro Bancorp, Inc. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of Metro Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for liability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of Internal Control – Integrated Framework.

ParenteBeard LLC, an independent registered public accounting firm, has audited the consolidated  financial  statements of  the Company for the year ended December 31, 2010, appearing elsewhere in this annual report and has issued an audit report on the effectiveness of  the Company's internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 16, 2011

Item 9B. Other Information

None.

Part III.

Item 10 . Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2011.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the Board of Directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its CEO, CFO and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2011.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2011.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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
3.2
Amended and Restated Bylaws of Pennsylvania Commerce Bancorp, Inc. (now Metro Bancorp, Inc., incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2007)

4.1
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration Statement No. 333-169683, filed with the SEC on September 30, 2010)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Transition Agreement by and between TD Bank, N.A. and Commerce Bancorp LLC on the one hand and Commerce Bank/Harrisburg and Pennsylvania Commerce Bancorp, Inc., on the other hand, effective as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2009)

10.3
Merger Termination Agreement dated as of March 15, 2010 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2010)

10.4	Consent Order dated April 29, 2010, issued by the FDIC to Metro Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010)
10.5
Stipulation and Consent to the Issuance of a Consent Order dated April 29, 2010 between the FDIC and Metro Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010)

10.6
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.7	The Company’s 2001 Directors Stock Option Plan, as amended October 15, 2010*
10.8	The Company's 2011 Directors Stock Option Plan, as amended October 15, 2010*
10.9
Description of base salaries for 2011 and bonuses and discretionary option awards to the Company's named executive officers for the year ended December 31, 2010 is incorporated by reference to Item 5.02 of the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2011*

10.10
The Company's 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company's 2010 Proxy Statement, filed with the SEC on June 7, 2010)*

10.11	Amended and Restated Employment Agreement effective December 17, 2010 with Gary L. Nalbandian*
10.12	Amended and Restated Employment Agreement effective December 17, 2010 with Mark A. Zody*
10.13	Form of Amended and Restated Employment Agreement effective December 17, 2010 with Messrs. Mark A. Ritter, and James R. Ridd*
11	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2010 Annual Report to Stockholders and is incorporated by reference herein.)
13	Metro Bancorp, Inc. 2010 Annual Report to Shareholders
21	Subsidiaries of the Company
23	Consent of ParenteBeard LLC.

24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by CEO and CFO
99	Agreement to Furnish Debt Instruments
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.

* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	March 16, 2011	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	March 16, 2011	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2010, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2011
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2011
James R. Adair

/s/ John J. Cardello	Director	March 16, 2011
John J. Cardello

/s/ Douglas S. Gelder	Director	March 16, 2011
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2011
Alan R. Hassman

/s/ Howell C. Mette	Director	March 16, 2011
Howell C. Mette

/s/ Michael A. Serluco	Director	March 16, 2011
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 16, 2011
Samir J. Srouji, M.D.