Form 10-Q
period 2011-03-31
METRO BANCORP, INC.
filed 2011-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	13,857,331 Common shares outstanding at 4/30/2011

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$44,795	$32,858
Securities, available for sale at fair value	471,719	438,012
Securities, held to maturity at cost (fair value 2011: $215,690; 2010: $224,202)	220,087	227,576
Loans, held for sale	14,628	18,605
Loans receivable, net of allowance for loan losses allowance 2011: $21,850; 2010: $21,618	1,424,827	1,357,587
Restricted investments in bank stock	19,586	20,614
Premises and equipment, net	86,626	88,162
Other assets	38,363	51,058
Total assets	$2,320,631	$2,234,472

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$396,214	$340,956
Interest-bearing	1,488,756	1,491,223
Total deposits	1,884,970	1,832,179
Short-term borrowing and repurchase agreements	182,525	140,475
Long-term debt	29,400	29,400
Other liabilities	14,300	27,067
Total liabilities	2,111,195	2,029,121
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value;
1,000,000 shares authorized; 40,000 shares issued and outstanding	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2011: 13,838,409; 2010: 13,748,384)	13,838	13,748
Surplus	152,705	151,545
Retained earnings	46,800	45,288
Accumulated other comprehensive loss	(4,307)	(5,630)
Total stockholders' equity	209,436	205,351
Total liabilities and stockholders' equity	$2,320,631	$2,234,472

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2010
Interest Income
Loans receivable, including fees:
Taxable	$17,513	$17,537
Tax-exempt	986	1,144
Securities:
Taxable	5,395	5,399
Tax-exempt	—	14
Federal funds sold	1	1
Total interest income	23,895	24,095
Interest Expense
Deposits	2,997	3,667
Short-term borrowings	220	66
Long-term debt	661	929
Total interest expense	3,878	4,662
Net interest income	20,017	19,433
Provision for loan losses	1,792	2,400
Net interest income after provision for loan losses	18,225	17,033
Noninterest Income
Service charges, fees and other operating income	6,724	6,044
Gains on sales of loans	1,198	194
Total fees and other income	7,922	6,238
Other-than-temporary impairment losses	—	(3,337)
Portion recognized in other comprehensive income (before taxes)	—	2,424
Net impairment loss on investment securities	—	(913)
Net gains on sales/calls of securities	34	621
Total noninterest income	7,956	5,946
Noninterest Expenses
Salaries and employee benefits	10,379	10,254
Occupancy	2,462	2,285
Furniture and equipment	1,335	1,144
Advertising and marketing	399	832
Data processing	3,395	3,140
Regulatory assessments and related fees	1,085	1,169
Telephone	872	923
Loan expense	324	352
Foreclosed real estate	1,052	568
Consulting fees	407	742
Other	2,597	2,466
Total noninterest expenses	24,307	23,875
Income (loss) before taxes	1,874	(896)
Provision (benefit) for federal income taxes	342	(902)
Net income	$1,532	$6
Net Income per Common Share
Basic	$0.11	$—
Diluted	0.11	—
Average Common and Common Equivalent Shares Outstanding
Basic	13,779	13,469
Diluted	13,779	13,469
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income:
Net income	—	—	—	6	—	6
Other comprehensive income, net of tax impact	—	—	—	—	2,550	2,550
Total comprehensive income						2,556
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	—	12	91	—	—	103
Common stock of 110 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 31,369 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	31	353	—	—	384
Common stock share-based awards	—	—	173	—	—	173
March 31, 2010	$400	$13,491	$147,958	$49,691	$(8,321)	$203,219

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Comprehensive income:
Net income	—	—	—	1,532	—	1,532
Other comprehensive income, net of tax impact	—	—	—	—	1,323	1,323
Total comprehensive income						2,855
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 10 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 90,015 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	90	967	—	—	1,057
Common stock share-based awards	—	—	193	—	—	193
March 31, 2011	$400	$13,838	$152,705	$46,800	$(4,307)	$209,436

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Operating Activities
Net income	$1,532	$6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,792	2,400
Provision for depreciation and amortization	1,709	1,355
Deferred income taxes (benefit)	172	(843)
Amortization of securities premiums and accretion of discounts (net)	521	17
Gains on sales/calls of securities (net)	(34)	(621)
Other-than-temporary impairment losses on investment securities	—	913
Proceeds from sales and transfers of SBA loans originated for sale	1,969	—
Proceeds from sales of other loans originated for sale	17,289	9,931
Loans originated for sale	(13,887)	(7,233)
Gains on sales of loans originated for sale	(1,198)	(194)
Loss on write-down on foreclosed real estate	1,018	378
Gains on sales of foreclosed real estate (net)	(31)	(14)
Loss on disposal of equipment	—	47
Stock-based compensation	193	173
Amortization of deferred loan origination fees and costs (net)	522	427
Decrease (increase) in other assets	11,186	(15,609)
Decrease in other liabilities	(12,963)	(13,012)
Net cash provided (used) by operating activities	9,790	(21,879)
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	16,504	41,165
Proceeds from sales	86,765	24,405
Purchases	(135,439)	(114,782)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	7,470	6,879
Proceeds from sales of foreclosed real estate	645	744
(Increase) decrease in loans receivable (net)	(70,530)	31,597
Redemption of restricted investment in bank stock (net)	1,028	—
Proceeds from sale of premises and equipment	1	4
Purchases of premises and equipment	(175)	(666)
Net cash used by investing activities	(93,731)	(10,654)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits	61,067	57,448
Decrease in time deposits	(8,276)	(24,486)
Increase in short-term borrowings	42,050	700
Proceeds from common stock options exercised	—	78
Proceeds from dividend reinvestment and common stock purchase plan	1,057	384
Tax benefit on exercise of stock options	—	25
Cash dividends on preferred stock	(20)	(20)
Net cash provided by financing activities	95,878	34,129
Increase in cash and cash equivalents	11,937	1,596
Cash and cash equivalents at beginning of year	32,858	40,264
Cash and cash equivalents at end of period	$44,795	$41,860
Supplementary cash flow information:
Transfer of loans to foreclosed assets	$976	$570
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on the Company's accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements include the accounts of Metro Bancorp, Inc. (the Company) and its consolidated subsidiaries including Metro Bank (Metro or the Bank). All material intercompany transactions have been eliminated. Certain amounts from the prior year have been reclassified to conform to the 2011 presentation.  Such reclassifications had no impact on the Company's stockholders' equity or net income.

Use of Estimates

The financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impaired loans, the valuation of deferred tax assets, the valuation of securities available for sale, and the determination of other-than-temporary impairment (OTTI) on the Bank's investment securities portfolio.

During the third quarter of 2010, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its projection of probable loan losses based upon a much shorter and more recent period of actual historical losses.  This was done as a result of the much higher level of loan charge-offs experienced by the Company over the past two years compared to previous years.  The change in this estimate would have resulted in an additional $3.6 million of provision in the first quarter of 2010. The impact to the net income after taxes was a loss of $2.4 million and a decrease of $0.18 to earnings per share.

Note 2. STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the three months ended March 31, 2011 and 2010, respectively: risk-free interest rates of 3.1% and 3.3%; volatility factors of the expected market price of the Company's common stock of .46 and .45; weighted-average expected lives of the options of 7.5 years for both March 31, 2011 and March 31, 2010; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for both the three months ended March 31, 2011 and 2010 was $6.44 per option, respectively. In the first three months of 2011, the Company granted 234,350 options to purchase shares of the Company's stock at exercise prices ranging from $12.05 to $12.40 per share.

The Company recorded stock-based compensation expense of approximately $193,000 and $173,000 during the months ended March 31, 2011 and March 31, 2010, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2011 and 2010 the Company reversed $165,000 and $200,000, respectively, of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2007 and 2006, respectively.

Note 3. RECENT ACCOUNTING STANDARDS

In January 2010, the FASB issued additional guidance to improve the disclosures for fair value measurements. The guidance requires new disclosures that report separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and that describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements. The guidance also provides clarity to existing disclosures regarding the level of disaggregation and input and valuation techniques. This update, with the exception of the Level 3 requirements, was effective for interim and annual reporting periods beginning after December 15, 2009. The Level 3 requirements had a delayed effective date for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our consolidated financial statements.

In July 2010, the FASB updated guidance to provide greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. Entities are required to provide the following disclosures on a disaggregated basis: 1) the nature of credit risk inherent in the entity's portfolio of financing receivables, 2) how the risk is analyzed and assessed in arriving at the allowance for credit losses and 3) the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance has not had a material impact on our consolidated financial statements. In January 2011, the FASB delayed the disclosures about troubled debt restructurings that were originally part of the new guidance.

In April 2011, the FASB issued guidance that clarifies whether a restructuring constitutes a concession and defines whether or not a debtor is experiencing financial difficulties. The effective date for this guidance for public companies is for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of 2011. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
Note 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At March 31, 2011, the Company had $349.2 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

On November 10, 2008, Metro announced it had entered into a service agreement with Fiserv Solutions, Inc. (Fiserv). The agreement, effective November 7, 2008, is for a period of seven years, subject to automatic renewal for additional terms of two years unless either party gives the other written notice of non-renewal at least 180 days prior to the expiration date of the term. Future obligation for support, license fees and processing services of $38.1 million is expected over the next five years. The various services include: core system hosting, item processing, deposit and loan processing, electronic banking, data warehousing and other banking functions.

Aggregate Contractual Obligations

The following table represents our on-and-off balance sheet aggregate contractual obligations to make future payments as of March 31, 2011:

	March 31, 2011
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Time deposits	$183,179	$63,498	$15,700	$—	$262,377
Long-term debt	—	—	—	29,400	29,400
Fiserv obligation	7,170	15,703	15,209	—	38,082
Operating leases	2,444	4,396	4,177	21,452	32,469
Sponsorship obligation	393	677	677	677	2,424
Total	$193,186	$84,274	$35,763	$51,529	$364,752

Future Facilities

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

Note 5. OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income items that the Company presently has are net unrealized gains on securities available for sale and unrealized losses for noncredit-related impairment losses. The federal income tax effect allocated to the net unrealized gains (losses) are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net unrealized holding gains arising during the period	$3,625	$701
Reclassification adjustment on securities	(1,620)	992
OTTI losses on securities not expected to be sold	—	2,424
Subtotal	2,005	4,117
Income tax impact	(682)	(1,567)
Other comprehensive income, net of tax impact	$1,323	$2,550

Note 6. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $33.3 million and $32.3 million of standby letters of credit at March 31, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at

March 31, 2011 and December 31, 2010 under standby letters of credit issued.

Note 7. FAIR VALUE DISCLOSURE

The Company uses its best judgment in estimating the fair value of its financial instruments and certain nonfinancial assets; however, there are inherent weaknesses in any estimation technique due to assumptions that are susceptible to significant change.  Therefore, for substantially all financial instruments and certain nonfinancial assets, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments and certain nonfinancial assets subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at March 31, 2011 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency securities	$21,274	$—	$21,274	$—
Residential mortgage-backed securities	2,196	—	2,196	—
Agency collateralized mortgage obligations	418,107	—	418,107	—
Private-label collateralized mortgage obligations	30,142	—	30,142	—
Securities available for sale	$471,719	$—	$471,719	$—

For financial assets measured at fair value on a recurring basis at December 31, 2010, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency securities	$21,409	$—	$21,409	$—
Residential mortgage-backed securities	2,386	—	2,386	—
Agency collateralized mortgage obligations	383,214	—	383,214	—
Private-label collateralized mortgage obligations	31,003	—	31,003	—
Securities available for sale	$438,012	$—	$438,012	$—

As of March 31, 2011 and December 31, 2010, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.   The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows. At March 31, 2011 the fair value of nine related impaired loans with reserve allocations totaled $9.6 million, net of a valuation allowance of $4.2 million. At December 31, 2010, the fair value of impaired loans with reserve allocations and their associated loan relationships totaled $10.4 million, net of a valuation allowance of $3.6 million. The Company's impaired loans are more fully discussed in Note 9.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties. The carrying value of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $3.8 million at March 31, 2011 and $4.8 million at December 31, 2010, respectively, which are net of valuation allowances of $1.0 million and $410,000 that were established in 2011 and 2010, respectively.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,621	$—	$—	$9,621
Foreclosed assets	3,757	—	—	3,757
Total	$13,378	$—	$—	$13,378

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,444	$—	$—	$10,444
Foreclosed assets	4,774	—	—	4,774
Total	$15,218	$—	$—	$15,218

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following valuation techniques were used to estimate the fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark prices.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2011 or the year ended December 31, 2010.

Loans Receivable (Carried at Cost)

The fair value of loans, excluding impaired loans with specific loan allowances, are estimated using discounted cash flow analysis, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank and Atlantic Central Bankers Bank (ACBB) stock at March 31, 2011 and December 31, 2010.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposits (CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt (Carried at Cost)

Long-term debt was estimated using discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity.  The price for the long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows at March 31, 2011 and December 31, 2010:

	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$44,795	$44,795	$32,858	$32,858
Securities	691,806	687,409	665,588	662,214
Loans, net (including loans held for sale)	1,439,455	1,416,532	1,376,192	1,358,509
Restricted investments in bank stock	19,586	19,586	20,614	20,614
Accrued interest receivable	7,330	7,330	7,347	7,347
Financial liabilities:
Deposits	$1,884,970	$1,888,293	$1,832,179	$1,835,782
Long-term debt	29,400	19,118	29,400	18,431
Short-term borrowings	182,525	182,525	140,475	140,475
Accrued interest payable	703	703	669	669
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—

Note 8. SECURITIES

 The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$—	$(1,226)	$21,274
Residential mortgage-backed securities	2,211	—	(15)	2,196
Agency collateralized mortgage obligations	422,383	1,067	(5,343)	418,107
Private-label collateralized mortgage obligations	31,150	47	(1,055)	30,142
Total	$478,244	$1,114	$(7,639)	$471,719
Held to Maturity:
U.S. Government agency securities	$140,000	$—	$(7,417)	$132,583
Residential mortgage-backed securities	45,338	2,629	(359)	47,608
Agency collateralized mortgage obligations	24,749	772	—	25,521
Corporate debt securities	10,000	—	(22)	9,978
Total	$220,087	$3,401	$(7,798)	$215,690

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$—	$(1,091)	$21,409
Residential mortgage-backed securities	2,383	3	—	2,386
Agency collateralized mortgage obligations	388,414	2,025	(7,225)	383,214
Private-label collateralized mortgage obligations	33,246	—	(2,243)	31,003
Total	$446,543	$2,028	$(10,559)	$438,012
Held to Maturity:
U.S. Government agency securities	$140,000	$—	$(6,408)	$133,592
Residential mortgage-backed securities	48,497	2,727	(311)	50,913
Agency collateralized mortgage obligations	29,079	878	(209)	29,748
Corporate debt securities	10,000	—	(51)	9,949
Total	$227,576	$3,605	$(6,979)	$224,202

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	10,000	9,978
Due after five years through ten years	—	—	50,000	47,806
Due after ten years	22,500	21,274	90,000	84,777
	22,500	21,274	150,000	142,561
Residential mortgage-backed securities	2,211	2,196	45,338	47,608
Agency collateralized mortgage obligations	422,383	418,107	24,749	25,521
Private-label collateralized mortgage obligations	31,150	30,142	—	—
Total	$478,244	$471,719	$220,087	$215,690

During the first quarter of 2011 the Company sold a total of 10 securities with a combined fair market value of $86.8 million and realized a net pretax gain of $34,000. All of the securities sold were agency collateralized mortgage obligations (CMOs) and all had been classified as available for sale.

In the first quarter of 2010, the Company sold a total of 12 securities with a combined fair market value of $24.4 million.  All of the securities had been classified as available for sale and had a combined amortized cost of $23.8 million.  The Company realized net pretax gains of $621,000 on the combined sales.  The securities sold included three mortgage-backed securities (MBSs) with a combined fair market value of $11.9 million and nine private-label CMOs with a combined fair market value of $12.5 million.  During the first quarter of 2010, the Company had two agency debentures called, at par, by their issuing agencies.  Both were classified as available for sale and had a combined carrying value of $20.0 million. Also during the first quarter of 2010, the Company had four municipal bonds, with a combined value of $1.6 million, called at par. The bonds were classified as held to maturity and carried at a slight discount.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale and held to maturity portfolios. The Company uses the specific identification method to record security sales.

At March 31, 2011 securities with a carrying value of $419.2 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
March 31, 2011	$667	$(633)	$—	$34
March 31, 2010	621	—	(913)	(292)

In determining fair market values for its portfolio holdings, the Company has consistently relied upon a third-party provider. Under the current guidance, these values are considered Level 2 inputs, based upon matrix pricing and observed data from similar assets.  They are not Level 1 direct quotes, nor do they reflect Level 3 inputs that would be derived from internal analysis or judgment. As the Company does not manage a trading portfolio and typically only sells from its AFS portfolio in order to manage interest rate risk or credit exposure, direct quotes, or street bids, are warranted on an as-needed basis only.

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$21,274	$(1,226)	$—	$—	$21,274	$(1,226)
Residential MBSs	2,196	(15)	—	—	2,196	(15)
Agency CMOs	320,788	(5,343)	4,090	—	324,878	(5,343)
Private-label CMOs	2,356	(3)	22,409	(1,052)	24,765	(1,055)
Total	$346,614	$(6,587)	$26,499	$(1,052)	$373,113	$(7,639)
Held to Maturity:
U.S. Government agency securities	$132,583	$(7,417)	$—	$—	$132,583	$(7,417)
Residential MBSs	7,197	(359)	—	—	7,197	(359)
Corporate debt securities	9,978	(22)	—	—	9,978	(22)
Total	$149,758	$(7,798)	$—	$—	$149,758	$(7,798)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$21,409	$(1,091)	$—	$—	$21,409	$(1,091)
Agency CMOs	261,330	(7,216)	9,092	(9)	270,422	(7,225)
Private-label CMOs	2,644	(9)	28,359	(2,234)	31,003	(2,243)
Total	$285,383	$(8,316)	$37,451	$(2,243)	$322,834	$(10,559)
Held to Maturity:
U.S. Government agency securities	$133,592	$(6,408)	$—	$—	$133,592	$(6,408)
Residential MBSs	7,287	(311)	—	—	7,287	(311)
Agency CMOs	7,957	(209)	—	—	7,957	(209)
Corporate debt securities	9,949	(51)	—	—	9,949	(51)
Total	$158,785	$(6,979)	$—	$—	$158,785	$(6,979)

The Company's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at March 31, 2011 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies,  includes nine agency debentures, four residential MBSs and 27 government agency sponsored CMOs. Management believes that the unrealized losses on these investments were primarily caused by the sharp rise in mid-term to long-term interest rates that occurred at the end of 2010 and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns one investment-grade corporate bond that was in an unrealized loss position as of March 31, 2011. Due to its structure and credit rating, the Company does not anticipate incurring any credit-related losses on this bond. Because management believes the declines in fair value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2011.

The second type of security in the Company's investment portfolio with unrealized losses at March 31, 2011 was private-label CMOs. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and the decline in the residential housing market in the U.S. in recent years have led to ratings downgrades and subsequent OTTI of many CMOs. As of March 31, 2011, Metro owned seven such non-agency CMO securities in its investment portfolio with unrealized losses and one non-agency CMO in an unrealized gain position. The total book value for all eight securities was $31.1 million. Management performs no less than quarterly assessments of these securities for OTTI and to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Company's cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Company's Asset/Liability Committee (ALCO) which indicates if the Company has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Company knows of no contractual or regulatory obligations that would require these bonds to be sold.

Next, in order to bifurcate the impairment into its components, the Company uses the Bloomberg analytical service to analyze each individual security. The Company looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted average coupon, weighted average maturity, weighted average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Company analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Company uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Company reports it findings based upon the three month data points for Constant Prepayment Rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends. For management purposes, the Company also analyzes each bond using an assumed, projected default rate based upon each pool's most recent level of 90-day delinquencies, bankruptcies and foreclosed real estate. This projected analysis also assumes loss severity percentages subjectively assigned to each pool based upon credit ratings. When the analysis shows a bond to have no projected loss, there is considered to be no credit-related loss. When the analysis shows a bond to have a projected loss, a cash flow projection is created, including the projected loss, for the duration of the bond. This projection is then used to calculate the present value of the cash flows expected to be collected and compared to the amortized cost basis. The difference between these two figures is recognized as the amount of OTTI due to credit loss. The difference between the total impairment and this credit loss portion is determined to be the amount related to all other factors. The amount of impairment related to credit loss is to be recognized in current earnings while the amount of impairment related to all other factors is to be recognized in other comprehensive income. Using this method, the Company determined that during the first quarter of 2011, a total of six private-label CMOs had losses attributable to credit from prior years. Of these six bonds, two were no longer projected to be in a loss position as of March 31, 2011. Losses were projected for the remaining four bonds as of March 31, 2011, however, the present value of the cash flows for these bonds was greater than the carrying value and no further write-downs were required. The Company also owns two private-label CMOs that have never had losses attributable to credit.

The tables below roll forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months ended March 31, 2011 and March 31, 2010:

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2011	$2,625	$—	$2,625
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—	—
Cumulative OTTI credit losses recognized for securities still held at March 31, 2011	$2,625	$—	$2,625

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2010	$2,338	$3	$2,341
Additions for which OTTI was not previously recognized	647	—	647
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	266	—	266
Cumulative OTTI credit losses recognized for securities still held at March 31, 2010	$3,251	$3	$3,254

Note 9.      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the loan's call date. The Bank has a line of credit commitment from the FHLB and certain qualifying assets of the Bank collateralize the line including loans held at the Bank.

During the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2010 balances were restated to conform to the 2011 presentation.

A summary of loans receivable is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Commercial and industrial	$369,257	$337,398
Commercial tax-exempt	85,456	85,863
Owner occupied real estate	257,008	241,553
Commercial construction and land development	125,872	112,094
Commercial real estate	326,659	313,194
Residential	79,562	81,124
Consumer	202,863	207,979
	1,446,677	1,379,205
Less: allowance for loan losses	21,850	21,618
Net loans receivable	$1,424,827	$1,357,587

Generally, the Company's policy is to move a loan to nonaccrual status as soon as it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate evidence of the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. Therefore, our nonaccrual loan balance of $51.9 million exceeds the balance of loans that are 90 days past due and greater presented in the following table.

A loan is considered past due or delinquent if payment is not received on or before the due date. The following table summarizes nonperforming loans by loan type at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans:
Commercial and industrial	$22,454	$23,103
Commercial tax-exempt	—	—
Owner occupied real estate	4,552	4,318
Commercial construction and land development	13,674	14,155
Commercial real estate	5,043	5,424
Residential	3,833	3,609
Consumer	2,357	1,579
Total nonaccrual loans	51,913	52,188
Loans past due 90 days or more and still accruing	90	650
Renegotiated loan	—	177
Total nonperforming loans	$52,003	$53,015

No additional funds were committed on nonaccrual and renegotiated loans. Generally commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. Included in nonaccrual loans are two relationships of which the Company took a partial charge-off and the terms were modified.

The following tables are an age analysis of past due loan receivables as of March 31, 2011 and December 31, 2010:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Current	Total Loan Receivables	Recorded Investment in Loans 90 Days and Greater and Still Accruing
March 31, 2011
Commercial and industrial	$3,285	$4,109	$9,985	$17,379	$351,878	$369,257	$90
Commercial tax-exempt	—	—	—	—	85,456	85,456	—
Owner occupied real estate	2,140	56	4,381	6,577	250,431	257,008	—
Commercial construction and land development	677	217	13,674	14,568	111,304	125,872	—
Commercial real estate	3,585	1,180	4,786	9,551	317,108	326,659	—
Residential	3,763	357	2,329	6,449	73,113	79,562	—
Consumer	2,030	231	2,040	4,301	198,562	202,863	—
Total	$15,480	$6,150	$37,195	$58,825	$1,387,852	$1,446,677	$90

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Current	Total Loan Receivables	Recorded Investment in Loans 90 Days and Greater and Still Accruing
December 31, 2010
Commercial and industrial	$1,213	$521	$18,914	$20,648	$316,750	$337,398	$23
Commercial tax-exempt	—	—	—	—	85,863	85,863	—
Owner occupied real estate	1,314	258	4,243	5,815	235,738	241,553	—
Commercial construction and land development	—	—	14,155	14,155	97,939	112,094	—
Commercial real estate	1,214	77	5,871	7,162	306,032	313,194	624
Residential	3,724	1,606	2,124	7,454	73,670	81,124	—
Consumer	2,547	903	1,294	4,744	203,235	207,979	3
Total	$10,012	$3,365	$46,601	$59,978	$1,319,227	$1,379,205	$650

A summary of the allowance for loan losses by loan class and by impairment method as of March 31, 2011 and December 31, 2010 is detailed in the table that follows. As mentioned previously, during the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. This impacted the allocation of the allowance for loan losses as reported at December 31, 2010, therefore the allocation as of that date has been restated to conform to the 2011 presentation.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallo-cated	Total

March 31, 2011
Quantitative analysis:
Individually evaluated for impairment	$2,113	$—	$260	$1,810	$—	$—	$—	$—	$4,183
Collectively evaluated for impairment	3,612	—	352	1,859	3,037	272	361	—	9,493
Qualitative analysis:	3,136	83	330	2,347	1,546	189	400	—	8,031
Unallocated	—	—	—	—	—	—	—	143	143
Total allowance for loan losses	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850

December 31, 2010
Quantitative analysis:
Individually evaluated for impairment	$2,055	$—	$260	$1,310	$—	$—	$—	$—	$3,625
Collectively evaluated for impairment	3,866	—	302	2,475	2,551	248	289	—	9,731
Qualitative analysis:	3,758	86	348	1,635	1,451	194	413	—	7,885
Unallocated	—	—	—	—	—	—	—	377	377
Total allowance for loan losses	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618

Generally, construction and land development and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans carry a lower risk factor because the repayment of these loans relies primarily on the cash flow from a business, a municipality, or a school district.

Consumer loans collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Residential loans also are impacted by the market value of real estate. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of non-payment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

As part of the qualitative analysis of the adequacy of the allowance for loan losses, management now bases its projection of probable loan losses over a two year period of actual historical losses.  The Company has experienced a much higher level of loan charge offs over the most recent two year period compared to previous years. Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is a valid predictor of probable additional loan losses until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.

The following tables summarize the transactions in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	(602)	(3)	34	978	1,011	120	488	(234)	1,792
Recoveries of loans previously charged-off	38	—	—	—	6	—	2	—	46
Loans charged-off	(254)	—	(2)	(382)	(436)	(101)	(431)	—	(1,606)
Balance at March 31	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850

(in thousands)	Total
2010
Balance at beginning of year January 1	$14,391
Provision charged to operating expenses	2,400
Recoveries of loans previously charged-off	45
Loans charged-off	(1,658)
Balance at end of period March 31	$15,178

The following tables present additional information regarding the Company's impaired loans as of March 31, 2011:

	March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$16,560	$20,147	$—	$26,645	$108
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	4,914	5,239	—	7,848	71
Commercial construction and land development	9,542	14,455	—	16,916	113
Commercial real estate	6,963	7,337	—	7,810	41
Residential	3,833	3,833	—	3,893	—
Consumer	2,357	2,357	—	2,025	—
Total impaired loans with no related allowance	44,169	53,368	—	65,137	333
Loans with an allowance recorded:
Commercial and industrial	8,713	8,713	2,113	2,074	—
Owner occupied real estate	743	743	260	260	—
Commercial construction and land development	4,348	4,348	1,810	1,477	—
Total impaired loans with an allowance recorded	13,804	13,804	4,183	3,811	—
Total impaired loans:
Commercial and industrial	25,273	28,860	2,113	28,719	108
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	5,657	5,982	260	8,108	71
Commercial construction and land development	13,890	18,803	1,810	18,393	113
Commercial real estate	6,963	7,337	—	7,810	41
Residential	3,833	3,833	—	3,893	—
Consumer	2,357	2,357	—	2,025	—
Total impaired loans as of March 31, 2011	$57,973	$67,172	$4,183	$68,948	$333

	December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$21,630	$24,817	$—
Commercial tax-exempt	—	—	—
Owner occupied real estate	8,483	8,758	—
Commercial construction and land development	16,401	17,173	—
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans with no related allowance	57,747	62,789	—
Loans with an allowance recorded:
Commercial and industrial	8,967	9,022	2,055
Owner occupied real estate	754	768	260
Commercial construction and land development	4,348	8,108	1,310
Total impaired loans with an allowance recorded	14,069	17,898	3,625
Total impaired loans:
Commercial and industrial	30,597	33,839	2,055
Commercial tax-exempt	—	—	—
Owner occupied real estate	9,237	9,526	260
Commercial construction and land development	20,749	25,281	1,310
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans as of December 31, 2010	$71,816	$80,687	$3,625

Impaired loans averaged approximately $68.9 million and $74.6 million at March 31, 2011 and at December 31, 2010, respectively. Interest income on impaired loans that were still accruing totaled $333,000 and $1.3 million at March 31, 2011 and at December 31, 2010, respectively. The decrease impaired loans and average impaired loans during the quarter was primarily due to the Company's ongoing review and evaluation of loans that have potential weaknesses. Certain substandard accruing loans considered impaired as of December 31, 2010 were no longer considered to be impaired at March 31, 2011.

The Company uses the following credit quality indicators: Pass-rated, special mention, substandard accrual and substandard nonaccrual loans. Monthly, the Company tracks commercial loans that are no longer pass rated.  We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that need additional attention within the loan portfolio.  We categorize loans possessing increased risk as special mention, substandard accrual and substandard nonaccrual. Special mention loans are those loans that are currently protected, but potentially weak.  The potential weaknesses may, if not corrected, weaken the loan or inadvertently jeopardize the Company's credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt, and by the possibility that the Company will sustain some loss if the weaknesses are not corrected.  Substandard accrual loans would move from accrual to non accrual when the Company does not believe it will collect all of its principal and interest payments.  Some identifiers to determine the collectability is when the loan is 90 days past due in principal or interest, there are triggering events in the borrowers financial statements that show continuing deterioration, the borrowers source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not.  Special mention and substandard loans are reviewed monthly.  Pass rated loans are reviewed throughout the year through the recurring review process of our independent loan review department.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended March 31, 2011 and December 31, 2010. Total commercial impaired loans at March 31, 2011 of $51.8 million were comprised of 89 substandard nonaccrual loans totaling $45.7 million and 16 substandard accrual loans totaling $6.1 million. As previously mentioned, certain December 31, 2010 balances have been restated to conform to the 2011 presentation.

	March 31, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$330,224	$6,495	$10,084	$22,454	$369,257
Commercial tax-exempt	85,456	—	—	—	85,456
Owner occupied real estate	243,075	4,009	5,372	4,552	257,008
Commercial construction and land development	98,839	7,078	6,281	13,674	125,872
Commercial real estate	310,308	8,878	2,430	5,043	326,659
Total	$1,067,902	$26,460	$24,167	$45,723	$1,164,252

	December 31, 2010
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$301,075	$5,726	$7,494	$23,103	$337,398
Commercial tax-exempt	85,863	—	—	—	85,863
Owner occupied real estate	228,223	4,093	4,918	4,319	241,553
Commercial construction and land development	84,155	7,190	6,594	14,155	112,094
Commercial real estate	296,538	10,611	622	5,423	313,194
Total	$995,854	$27,620	$19,628	$47,000	$1,090,102

Consumer credit exposures are rated as performing or nonperforming as detailed below:

	March 31, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$75,729	$3,833	$79,562
Consumer	200,506	2,357	202,863
Total	$276,235	$6,190	$282,425

	December 31, 2010
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$77,515	$3,609	$81,124
Consumer	206,400	1,579	207,979
Total	$283,915	$5,188	$289,103

Note 10.     INCOME TAXES

The provision for federal income taxes was $342,000 for the first quarter of 2011, compared to the tax benefit for federal income taxes of $902,000 for the same period in 2010. The effective tax rates were 18.2% and 100.8% for the quarters ended March 31, 2011 and March 31, 2010. The significant variance in the effective tax rates was primarily the result of a $256,000 tax benefit recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods.  In addition, in 2010 the proportion of tax free income to the Company's earnings (loss) before taxes was higher. Tax-exempt income was $172,000 higher in the first quarter of 2010 compared to the first quarter of 2011. The Company's statutory tax rate was 34% in both the first quarter of 2011 and the first quarter of 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of operations. This section should be read in conjunction with the Company's financial statements and accompanying notes.

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, with respect to the financial condition, liquidity, results of operations, future performance and business of Metro Bancorp, Inc. These forward-looking statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control).   The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved.  You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

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

EXECUTIVE SUMMARY

The Company recorded net income of $1.5 million, or $0.11 per fully-diluted share, for the first quarter of 2011 compared to net income of $6,000, or $0.00 per share for the same period one year ago. Despite the economic recovery in general being slower than expected, Metro Bancorp continues to stabilize the asset quality of its loan portfolio and remains fully committed to its competitive strategy which utilizes a unique retail model, built on the gathering and retention of low-cost core deposits.

First quarter 2011 highlights were as follows:

•	Total revenues for the three months ended March 31, 2011 were $28.0 million, up $2.6 million, or 10%, over the same period in 2010.

•	Noninterest income totaled $8.0 million for the first quarter of 2011, up $2.0 million, or 34%, over the first quarter of 2010.

•	The net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2011 was 3.86% compared to 4.02% for the same period in 2010.

•	Provision for loan losses was $1.8 million, down $608,000, or 25%, from the same period one year ago.

•	Noninterest expenses totaled $24.3 million for the first quarter of March 31, 2011, up $432,000, or 2%, compared to $23.9 million during the same period of 2010.

•	Net loans totaled $1.42 billion, up 2% over the past 12 months; however, were up $67.2 million, or 5%, on a linked quarter basis.

•	Average interest-earning assets for the first quarter of 2011 were $2.13 billion versus $2.00 billion for the first quarter of 2010.

•	Total deposits increased to $1.88 billion, a $37.3 million, or 2%, increase over the previous 12 months.

•	The Company's deposit cost of funds for the first quarter of 2011 was 0.66% compared to 0.81% for the first quarter of 2010.

•	Stockholders' equity increased by $4.1 million, or 2%, from December 31, 2010.

•	Nonperforming assets at March 31, 2011 totaled $58.1 million, or 2.51%, of total assets, as compared to $59.8 million, or 2.68%, of total assets, at December 31, 2010.

•
The allowance for loan losses totaled $21.9 million as of March 31, 2011, compared to $21.6 million at December 31, 2010. The allowance represented 1.51% of gross loans outstanding at March 31, 2011 compared to 1.57% of gross loans at December 31, 2010.

•	The Company continues to maintain strong capital ratios. The Company's consolidated leverage ratio as of March 31, 2011 was 10.58% and its total risk-based capital ratio was 15.55%.

A summary of financial highlights for the first three months of 2011 compared to the same period in 2010 is summarized below:

	Three Months Ended
(in millions, except per share data and where noted otherwise)	3/31/2011	3/31/2010	% Change
Total assets	$2,320.6	$2,171.2	7%
Total loans (net)	1,424.8	1,394.4	2
Total deposits	1,885.0	1,847.7	2
Total stockholders' equity	209.4	203.2	3
Total revenues	$28.0	$25.4	10%
Total noninterest expenses	24.3	23.9	2
Net income (in thousands)	1,532	6
Diluted net income per share	$0.11	$ 0.00

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses represents the amount available for estimated potential losses embedded in our loan portfolio. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated potential losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

Monthly, systematic reviews of our loan portfolios are performed to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover the estimated potential losses in specific loan types. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

As part of the quantitative analysis of the adequacy of the allowance for loan losses, management bases its projection of potential loan losses over a 24 month period on a rolling average basis of actual historical losses. The Company has experienced a much higher level of loan charge offs over the most recent two year period as compared to prior years. Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is an appropriate period of time to use as a potential predictor of probable additional loan losses until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial, residential and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of any loss related to impaired loans. The evaluation of an impaired loan is based on either (1) discounted cash flows using the loan's effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates.

In addition to calculating the loss factors, we may periodically adjust the factors for changes in levels and trends of charge-offs, delinquencies and nonaccrual loans, trends in the volume and terms of loans, changes in underwriting standards and practices, tenure of the loan officers and management, changes in credit concentrations and national and local economic trends and conditions, among other things. Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other more judgmental factors.

Other-than-Temporary Impairment of Investment Securities. We perform no less than quarterly reviews of the fair value of the securities in the Company's investment portfolio and evaluate individual securities for declines in fair value that may be other-than-temporary. If declines are deemed other-than-temporary, an impairment loss is recognized against earnings for the portion of the impairment deemed to be related to credit. The remaining portion of the impairment that is not related to credit is written down to its current fair value through other comprehensive income.

Stock-Based Compensation. The Company recognizes compensation costs related to share-based payment transactions in the income statement (with limited exceptions) based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The grant-date fair value and ultimately, the amount of compensation expense recognized are dependent upon certain assumptions we make such as the expected term the options will remain outstanding, the volatility and dividend yield of our Company stock and risk free interest rate. This critical accounting policy is more fully described in Note 1 and Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended March 31, 2011. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At March 31, 2011, the fair value of assets based on level 3 measurements constituted 3% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The Company's available for sale (AFS) investment security portfolio constitutes 97% of the total assets measured at fair value and all securities are classified as a Level 2 fair value measurement (quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability). Management utilizes third party service providers to aid in the determination of the fair value of the portfolio. Most securities are not quoted on an exchange, but are traded in active markets and fair values were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Interest-earning assets averaged $2.13 billion for the first quarter of 2011, compared to $2.00 billion for the first quarter in 2010. For the quarter ended March 31, 2011, total loans receivable including loans held for sale, averaged $1.42 billion in 2011 compared to $1.43 billion for the same quarter in 2010. Due to the continued weakness in the global and local economies, the Bank continues to remain cautious and deliberate in its level of new loan originations as compared to the level of originations in previous years. For the same two quarters, total securities, including restricted investments in bank stock, averaged $698.4 million and $562.5 million, respectively. The increase is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $14.9 million, or 1%, for the first quarter of 2011 compared to the first quarter of 2010. These funds, along with the increase in FHLB advances, were primarily used to purchase investment securities. Total interest-bearing deposits averaged $1.48 billion for the first quarter of 2011, compared to $1.50 billion for the first quarter one year ago and average noninterest-bearing deposits increased by $34.3 million, or 11%, to $359.7 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB) and a federal funds line of credit with another correspondent bank, averaged $174.0 million for the first quarter of 2011 versus $51.2 million for the same quarter of 2010.

The fully tax-equivalent yield on interest-earning assets for the first quarter of 2011 was 4.60%, a decrease of 36 basis points (bps) from the comparable period in 2010. This decrease resulted from lower yields on the Company's loan and securities portfolios during the first quarter of 2011 as compared to the same period in 2010. Floating rate loans represented approximately 50% of our total loans receivable portfolio at March 31, 2011 as compared to 42% of total loans receivable at March 31, 2010. Also contributing to the lower yield on interest-earning assets in 2011 was a shift in the mix of such assets. Average loans outstanding including loans held for sale as a percentage of average earning assets were 67% for the first quarter of 2011 as compared to 72% for the same period one year ago.

As a result of the extremely low level of current general market interest rates, including the one-month LIBOR and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout a significant portion of 2011.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2011 was 0.93%, compared to 1.17% for the first quarter of 2010. Our deposit cost of funds decreased 15 bps from 0.81% in the first quarter of 2010 to 0.66% for the first quarter of 2011. The average rate paid on deposits decreased across all categories during the first quarter of 2011 compared to first quarter of 2010. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as rates that were lowered on higher rate transaction deposit accounts. Both of these were in response to the continued low level of general market interest rates. At March 31, 2011, $427.1 million, or 23%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, the 30-day LIBOR interest rate or an internally managed index rate. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposits (CDs) that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our average rate paid on time deposits, including both retail and public, decreased by 47 bps from 2.34% for the first quarter of 2010 to 1.87% for the first quarter of 2011.

The average cost of short-term borrowings was 0.51% for both the first quarter of 2011 and 2010. The aggregate average cost of all funding sources for the Company was 0.74% for the first quarter of 2011, compared to 0.94% for the same quarter of the prior year. The average outstanding balance of long-term debt decreased $25.0 million as a result of the prepayment of a $25.0 million FHLB convertible select borrowing in the fourth quarter of 2010. The cost of this funding source was 4.29% in the first quarter of 2010.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on loans, investment securities and other interest-earning assets and the interest expense paid on deposits and borrowed funds. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, related yields and associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

•	the volume, pricing mix and maturity of earning assets and interest-bearing liabilities;

•	market interest rate fluctuations; and

•	the level of nonperforming loans.
Net interest income, on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show income as if it were taxable), for the first quarter of 2011 increased by $468,000, or 2%, over the same period in 2010. This increase resulted from a reduction in interest rates paid on deposits and the elimination of convertible select debt, partially offset by a decrease in the yield on earning assets, as discussed in the previous section of this Form 10-Q. Interest income, on a tax-equivalent basis, on interest-earning assets totaled $24.4 million for the first quarter of 2011 and $24.7 million for the first quarter of 2010. Interest income on loans receivable including loans held for sale, on a tax-equivalent basis, decreased by $291,000, or 2%, from the first quarter of 2010 from $19.3 million to $19.0 million. This was the combined result of a decrease in rate as well as a lower level of loans receivable outstanding. Interest income on the investment securities portfolio on a tax-equivalent basis decreased by $25,000, or less than 1%, for the first quarter of 2011 as compared to the same period last year. The average balance of the investment portfolio increased $135.9 million in the first quarter of 2011 over the first quarter of 2010, which helped to partially offset the impact of a 76 bps decrease in average yield earned on the securities portfolio in the first quarter of 2011 versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchases as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with less extension risk and significantly lower credit risk.

Interest expense for the first quarter decreased $784,000, or 17%, from $4.7 million in 2010 to $3.9 million in 2011. Interest expense on deposits decreased by $670,000, or 18%, from the first quarter of 2010 while interest expense on short-term borrowings increased by $154,000, or 233%, for the same period. Interest expense on long-term debt decreased by $268,000, or 29%, as a result of the pay off of a $25 million five-year borrowing with a rate of 4.29% from the Federal Home Loan Bank (FHLB) in the fourth quarter of 2010.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.67% during the first quarter of 2011 compared to 3.79% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 16 bps, from 4.02% for the first quarter of 2010 to 3.86% for the first quarter of 2011, as a result of the decreased yield on interest-earning assets, partially offset by the decrease in the cost of funding sources as previously discussed.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $1.8 million to the allowance for loan losses for the first quarter of 2011 as compared to $2.4 million for the first quarter of 2010. The amount of the provision was the result of net charge-offs incurred during the quarter as well as specific allocations made on nonperforming loans. Nonperforming assets at March 31, 2011 totaled $58.1 million, or 2.51%, of total assets, down $1.7 million, or 3%, from $59.8 million, or 2.68%, of total assets at December 31, 2010 and as compared to $53.5 million, or 2.46%, of total assets at March 31, 2010. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the first quarter of 2011 were $1.6 million, or 0.45% (annualized), of average loans outstanding, the same amount as total net charge-offs of $1.6 million, or 0.46% (annualized), of average loans outstanding, for the same period in 2010. Of the $1.6 million net loan charge-offs, $430,000, or 28%, was associated with commercial real estate loans; $429,000, or 28%, was associated with consumer loans; $382,000, or 24%, was associated with commercial construction and land development loans; $216,000, or 14%, was associated with commercial and industrial loans; and $101,000, or 6%, was associated with residential loans.

Approximately $1.2 million, or 77%, of total net charge-offs for the first quarter of 2011 were associated with a total of six different relationships for which the Bank, upon determining the current value of the underlying collateral during the quarter, charged down the loans to their current fair value. There was no specific reserve for these loans at December 31, 2010. See the latter part of the Loan and Asset Quality section of this Form 10-Q for further detail of the Bank's procedures for appraisals and analysis.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.51% at March 31, 2011 as compared to 1.57% at December 31, 2010 and to 1.08% at March 31, 2010.

Noninterest Income

Noninterest income for the first quarter of 2011 increased by $2.0 million, or 34%, over the same period in 2010. Service charges, fees and other operating income, comprised primarily of deposit service charges and fees, totaled $6.7 million, for the first quarter of 2011, an increase of $680,000 or 11%, over the first quarter of 2010. Gains on the sales of loans totaled $1.2 million for the first quarter of 2011 as compared to gains of $194,000 for the same period one year ago. This increase was primarily due to an increase in the level of sales of SBA loans in 2011 over the same period one year ago. During the first quarter of 2011, the Company recorded gains of $34,000 on sales of investment securities compared to gains of $621,000 during first quarter of 2010. In the first quarter of 2010, the Company recognized a $913,000 charge for credit related other-than-temporary impairment (OTTI) on three private-label CMOs. There was no such charge in the first quarter of 2011. Further detailed discussion of impairment on securities can be found in Note 8 of this Form 10-Q.

Noninterest Expenses

For the first quarter of 2011, noninterest expenses increased by $432,000, or 2%, over the same period in 2010. A comparison of noninterest expenses for certain categories for the three months ended March 31, 2011 and March 31, 2010 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $125,000, or 1%, for the first quarter of 2011 over the first quarter of 2010. The Company experienced a reduction in total salary expense during the second half of 2010 which continued into the first quarter 2011 as a result of a decrease in the number of full time equivalent employees from 930 during the first quarter of 2010 to 912 during the first quarter of 2011.  The reduction of salary expense was offset by an increase in health care costs for employees and their dependents in the first quarter 2011 over the first quarter of 2010.

Occupancy expenses totaled $2.5 million for the first quarter of 2011, an increase of $177,000, or 8%, over the first quarter of 2010. The increase in occupancy expenses is partially related to the increase in snow and ice removal which was higher during the first three months of 2011 compare to the same period 2010.  Additionally, the Company experienced an increase in electric utility costs which increased for 24 of our facilities during 2010 due to rate hikes by one of the primary local electrical providers. Such costs are expected to continue to be higher in 2011 over the respective periods of 2010.

Furniture and equipment expenses increased 17%, or $191,000, over the first quarter of 2010. The increase in furniture and equipment expense primarily relates to an increase in depreciation expense on assets, primarily for disaster recovery and security initiatives, that were put into service over the last year.

Advertising and marketing expenses totaled $399,000 for the three months ending March 31, 2011, a decrease of $433,000, or 52%, compared to the same period in 2010. Advertising and marketing expenses for the first quarter 2011 were lower due to a lower level of marketing activity.

Data processing expenses increased by $255,000, or 8%, in the first quarter of 2011 over the three months ended March 31, 2010. The increase was due to costs related to the infrastructure which supports services being performed in-house. In addition to the increase in infrastructure costs, ATM and check card transaction volume continues to increase which resulted in higher processing expenses for the quarter compared to first quarter of 2010.

Foreclosed real estate expenses totaled $1.1 million during the first quarter of 2011, an increase of $484,000, or 85%, over the same quarter in 2010. The expense was primarily the result of one foreclosed property that the Company wrote down by $900,000 during the first quarter of 2011 due to recent offer prices on the subject property. This was partially offset by less operating costs on the remaining foreclosed real estate properties during the first quarter 2011 compared to first quarter 2010.

Consulting fees of $407,000 decreased by $335,000 during the first quarter of 2011 compared to the same quarter in 2010. In 2010, consultants were hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act and Office of Foreign Assets Control. The primary engagements that the consultants were hired for have been completed. It is anticipated that the level of consulting services needed in 2011 will be lower than the level incurred during 2010.

Other noninterest expenses totaled $2.6 million and increased by $131,000, or 5%, for the three-month period ended March 31, 2011, compared to the same period in 2010. This was primarily the result of higher expenses incurred for legal fees and PA Shares tax during the first quarter of 2011.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense which totaled $28,000 in the first quarter of 2011 and $17,000 in the first quarter of March 31, 2010. For the first quarters of 2011 and 2010 this ratio equaled 2.91% and 3.21%, respectively.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring as detailed above) to net interest income plus noninterest income (less nonrecurring). For the quarter ended March 31, 2011, the operating efficiency ratio was 86.8%, compared to 90.8% for the similar period in 2010. The decrease in the operating efficiency ratio for the first quarter of 2011 primarily relates to the 10% increase in total revenues in 2011 partially offset by a 2% increase in noninterest expenses for the first quarter of 2011.

Provision (Benefit) for Federal Income Taxes

The provision for federal income taxes was $342,000 for the first quarter of 2011, compared to the tax benefit for federal income taxes of $902,000 for the same period in 2010. The 2010 provision included a $256,000 tax benefit the Company recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods. In addition, tax-exempt income was $288,000 lower in the first quarter of 2011 compared to the first quarter of 2010. The Company's statutory tax rate was 34% in both the first quarter of 2011 and the first quarter of 2010.

Net Income and Net Income per Share

Net income for the first quarter of 2011 was $1.5 million, compared to $6,000 recorded in the first quarter of 2010. The increase was due to a $584,000 increase in net interest income, a $2.0 million increase in noninterest income and a $608,000 decrease in the provision for loan losses partially offset by a $432,000 increase in noninterest expense and a $1.2 million increase in the provision for income taxes.

Basic and diluted income per common share was $0.11 for the first quarter of 2011, compared to a basic income per common share of $0.00 for the first quarter of 2010.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2011 was 0.27%, compared to 0.00% for the first quarter of 2010. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.00% for the first quarter of 2011, compared to 0.01% for the first quarter of 2010.

FINANCIAL CONDITION

Securities

During the first three months of 2011, the total investment securities portfolio increased by $26.2 million from $665.6 million to $691.8 million. The unrealized gain/loss position on available for sale (AFS) securities improved by $2.0 million from a loss of $8.5 million at December 31, 2010 to a loss of $6.5 million at March 31, 2011, as lower interest rates resulted in an increase to the fair market value of securities within the Bank's portfolio.

Sales of securities with a market value of $86.8 million occurred during the first three months of 2011 with the Bank realizing net gains of $34,000. No bonds were called during the first quarter of 2011.

During the first three months of 2011, the fair value of securities available for sale increased by $33.7 million, from $438.0 million at December 31, 2010 to $471.7 million at March 31, 2011. The change was a result of purchases of new securities totaling $135.4 million, partially offset by $86.8 million of securities sold, and $16.5 million in principal pay downs during the first three months of 2011 as well as the previously mentioned improvement of $2.0 million in the unrealized gain/loss on the AFS portfolio. The AFS portfolio is comprised of U.S. Government agency securities, agency residential mortgage-backed securities (MBSs), agency CMOs and private-label CMO securities. At March 31, 2011, the after-tax unrealized loss on AFS securities included in stockholders' equity totaled $4.3 million, compared to an unrealized loss of $5.6 million at December 31, 2010. The weighted-average life of the AFS portfolio at March 31, 2011 was approximately 4.6 years compared to 4.5 years at December 31, 2010 and the duration was 4.0 years at March 31, 2011 compared to 3.5 years at December 31, 2010. The current weighted-average yield was 2.90% at March 31, 2011 compared to 3.25% at December 31, 2010.

During the first three months of 2011, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $7.5 million from $227.6 million to $220.1 million. The entire decrease was the result of principal repayments of $7.5 million as there were no calls, maturities or purchases. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs and one corporate debt security. The weighted-average life of the HTM portfolio at March 31, 2011 and at December 31, 2010 was approximately 9.1 years. The duration was 7.1 years at March 31, 2011 compared to 7.0 years at

December 31, 2010. The current weighted-average yield was 3.78% at March 31, 2011 compared to 3.86% at December 31, 2010.

The average fully tax-equivalent yield on the combined investment securities portfolio as of March 31, 2011 was 3.09% as compared to 3.85% as of March 31, 2010.

As mentioned above, the Bank's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many types of CMOs. The unrealized losses in the Company's investment portfolio at March 31, 2011 are associated with two different types of securities. The first type includes nine agency debentures, four residential MBSs, 27 government agency sponsored CMOs and one corporate bond. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including LIBOR and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.

The second type of security in the Company's investment portfolio with unrealized losses at March 31, 2011 was private-label CMOs. As of March 31, 2011, the Company owned seven such private-label CMO securities in its investment portfolio with a total amortized cost of $25.8 million. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets, and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans, selected residential mortgage loans and SBA loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At March 31, 2011 and December 31, 2010, there were no past due or impaired residential mortgage loans held for sale. Currently, the Company is originating SBA loans with the intent to sell the guaranteed portion of the loan. The Company originated and transferred $1.8 million in SBA loans with a deferred gain of $196,000 during the first quarter of 2011. The gain will be recognized in the second quarter of 2011 at the expiration of the 90-day warranty period. A gain of $928,000 was recognized in the first quarter of 2011. Metro had another $8.1 million of SBA loans outstanding in the held for sale portfolio at March 31, 2011. On January 28, 2011, the SBA modified the Secondary Participation Guarantee Agreement to remove the warranty provisions from the agreement among other changes.  During the second quarter 2011, Metro will be able to recognize the gains on the sales of held for sale SBA loans during the same quarter the loans are sold.

Total loans held for sale were $14.6 million at March 31, 2011 and $18.6 million at December 31, 2010. At March 31, 2011, loans held for sale were comprised of $8.1 million of SBA loans, $5.7 million of student loans and $782,000 of residential mortgages as compared to $6.0 million of student loans, $5.2 million of SBA loans and $7.4 million of residential mortgages at December 31, 2010. The decrease was the result of principal sales of $17.3 million, partially offset by $13.9 million in new residential loan originations.

Loans Receivable

Commercial loans outstanding are comprised of commercial and industrial, tax-exempt, owner occupied real estate, commercial construction and land development and commercial real estate.  Consumer loans consist of residential real estate mortgages, consumer lines of credit and other loans. We manage risk associated with our loan portfolio in part through diversification, with what we believe are sound policies and underwriting procedures that are reviewed, updated and approved at least annually, as well as through our ongoing loan monitoring efforts. Additionally, we monitor concentrations of loans or loan relationships by purpose, collateral or industry.

During the first three months of 2011, total gross loans receivable increased by $67.5 million, or 5%, from $1.38 billion at December 31, 2010. Gross loans receivable represented 77% of total deposits and 62% of total assets at March 31, 2011, as compared to 75% and 62%, respectively, at December 31, 2010.

The following table reflects the composition of the Company's loan portfolio as of March 31, 2011 and 2010, respectively.

(dollars in thousands)	March 31, 2011	% of Total	March 31, 2010	% of Total	$ Change	% Change
Commercial and industrial	$369,257	25%	$350,225	25%	$19,032	5%
Commercial tax-exempt	85,456	6%	100,527	7%	(15,071)	(15)%
Owner occupied real estate	257,008	18%	248,642	18%	8,366	3%
Commercial construction and land development	125,872	9%	136,721	10%	(10,849)	(8)%
Commercial real estate	326,659	23%	281,857	20%	44,802	16%
Residential	79,562	5%	84,799	6%	(5,237)	(6)%
Consumer	202,863	14%	206,805	14%	(3,942)	(2)%
Gross loans	1,446,677	100%	1,409,576	100%	$37,101	3%
Less: Allowance for loan losses	21,850		15,178
Net loans receivable	$1,424,827		$1,394,398

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. The table below presents information regarding nonperforming assets at March 31, 2011 and the previous four quarters.

	Nonperforming Loans and Assets
(dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Nonaccrual loans:
Commercial and industrial	$22,454	$23,103	$21,536	$25,327	$12,625
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	4,552	4,318	7,311	7,653	4,742
Commercial construction and land development	13,674	14,155	15,120	17,879	17,424
Commercial real estate	5,043	5,424	6,016	7,166	7,098
Residential	3,833	3,609	3,694	2,904	3,096
Consumer	2,357	1,579	1,871	1,437	1,064
Total nonaccrual loans	51,913	52,188	55,548	62,366	46,049
Loans past due 90 days or more and still accruing	90	650	628	687	249
Renegotiated loans	—	177	178	171	—
Total nonperforming loans	52,003	53,015	56,354	63,224	46,298
Foreclosed real estate	6,138	6,768	6,815	7,367	7,154
Total nonperforming assets	$58,141	$59,783	$63,169	$70,591	$53,452
Nonperforming loans to total loans	3.59%	3.84%	4.04%	4.39%	3.28%
Nonperforming assets to total assets	2.51%	2.68%	2.83%	3.22%	2.46%
Nonperforming loan coverage	42%	41%	38%	26%	33%
Nonperforming assets / capital plus allowance for loan losses	25%	26%	27%	31%	24%

Nonperforming assets at March 31, 2011, were $58.1 million or 2.51%, of total assets as compared to $59.8 million, or 2.68%, of total assets at December 31, 2010, and compared to $53.5 million, or 2.46%, at March 31, 2010.

Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and renegotiated loans) were $52.0 million at March 31, 2011 compared to $53.0 million at December 31, 2010 and versus $46.3 million at March 31, 2010.

Nonaccrual loans increased from $46.0 million at March 31, 2010 to $51.9 million at March 31, 2011.  This increase resulted primarily from the addition of six commercial relationships, or a total of 34 loans, totaling $18.6 million partially offset by transfers to foreclosed assets and charge-offs. Nonaccrual commercial loans consisted of 49 relationships at March 31, 2011 compared to 36 relationships at March 31, 2010. Commercial loans were 86% of the additions to nonaccrual loan balances and the remaining 14% represents consumer loan exposure.

During the first quarter of 2011, total nonaccrual loans decreased $275,000 from $52.2 million at December 31, 2010 to $51.9 million, a 1% decrease. The decrease in nonaccrual loans during the quarter is primarily related to the net charge down of six commercial relationships totaling $1.2 million. Total net charge offs, were $1.6 million of which $430,000, or 28%, was associated with commercial real estate loans; $429,000, or 28%, was associated with consumer loans; $382,000, or 24%, was associated with commercial construction and land development loans; $216,000, or 14%, was associated with commercial and industrial loans; and $101,000, or 6%, was associated with residential loans. In addition, $976,000 of exposure was transferred to foreclosed real estate, offset by additions to nonaccrual totaling $3.4 million consisting of 31 loans, the largest being $885,000, with an average of $111,000 per loan. The largest loan added to non accrual of $885,000 was a consumer loan which is secured by real estate. It is anticipated the loan will be returned to accruing status during the next quarter.

The table below and discussion that follows provide additional details of the components of our nonaccrual commercial and industrial and commercial construction and land development loans, our two largest nonaccrual categories.

	Nonaccrual Loans
(dollars in thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Commercial and Industrial:
Number of loans	57	53	55	58	36
Number of loans greater than $1 million	5	6	4	4	2
Average outstanding balance of those loans:
Greater than $1 million	$3,258	$2,954	$3,803	$4,443	$4,604
Less than $1 million	$119	$118	$129	$145	$108
Commercial Construction and Land Development:
Number of loans	8	8	9	10	9
Number of loans greater than $1 million	5	5	5	6	6
Average outstanding balance of those loans:
Greater than $1 million	$2,540	$2,560	$2,614	$2,592	$2,665
Less than $1 million	$325	$452	$474	$523	$396

At March 31, 2011, 57 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $100 to $5.4 million. Of the 57 commercial loans, five loans were in excess of $1.0 million and totaled $16.3 million, or 73% of total nonaccrual commercial and industrial loans. The average outstanding balance was $3.3 million per loan. The remaining 52 loans account for the difference at an average outstanding balance of $119,000 per loan.

There were eight loans in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $4.8 million. Of the eight commercial construction and land development loans, five loans were in excess of $1.0 million and totaled $12.7 million, or 93%, of total nonaccrual commercial construction and land development loans, with an average outstanding balance of $2.5 million per loan. The remaining three loans account for the difference at an average outstanding balance of $325,000 per loan.

At December 31, 2010, 53 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $2,000 to $5.6 million and eight loans were in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $4.8 million. Of the 53 commercial and industrial loans, six of the loans were in excess of $1.0 million and totaled $17.7 million, or 77%, of the total nonaccrual balances for this category with an average outstanding balance of $3.0 million per loan. The remaining 47 loans account for the difference at an average outstanding balance of $118,000 per loan. Of the eight nonaccrual commercial construction and land development loans, five loans, were in excess of $1.0 million and totaled $12.8 million, or 90%, of total nonaccrual balances for this loan category, with an average outstanding balance of $2.6 million per loan. The remaining three loans account for the difference at an average outstanding balance of $452,000 per loan.

Loans past due 90 days or more and still accruing were $90,000 at March 31, 2011 compared to $650,000 at December 31, 2010 and $249,000 at March 31, 2010.  Renegotiated loans were $0 at March 31, 2011 and 2010 and $177,000 at December 31, 2010.

While it is difficult to forecast nonperforming loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.

Foreclosed real estate totaled $6.1 million at March 31, 2011 and $6.8 million at December 31, 2010 compared to $7.2 million one year ago. The decrease in foreclosed real estate during the first three months of 2011 is the result of the sale of six properties for proceeds of $645,000 and write-downs on six of the remaining properties totaling $1.0 million partially offset by the transfer of seven additional properties to foreclosed real estate for a total of $976,000.

Impaired loans and other loans related to the same borrowers totaled $58.0 million at March 31, 2011 with an aggregate specific allocation of $4.2 million compared to impaired loans of $71.8 million at December 31, 2010 with $3.6 million aggregate specific allocation. The decrease in impaired loans during the quarter was primarily due to the company's ongoing review and evaluation of loans that have potential weaknesses. Several substandard accruing loans considered impaired as of December 31, 2010 were no longer considered to be impaired at March 31, 2011.  At March 31, 2011, $18.1 million of substandard accruing loans were included in the general pool of loans to determine the adequacy of the allowance for loan losses by applying both qualitative and quantitative factors to those loan balances.  At December 31, 2010, none of the Company's $19.5 million of substandard accruing loans were included in the general pool and were individually analyzed to determine whether a specific allocation was required. During the first three months of 2011, there was one loan added totaling $57,000 requiring a specific allocation and one loan which required an additional allocation. In addition, our internal loan review department evaluates other problem loans risk rated as Special Mention and Substandard accrual in order to determine the adequacy of the allowance for loan losses. At March 31, 2011 other problem loans totaled $44.6 million compared to $47.3 million at December 31, 2010. These other problem loans were comprised of $26.5 million of special mention rated loans and $18.1 million of substandard accruing loans at March 31, 2011.

The Bank obtains third-party appraisals by a Bank pre-approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be nonperforming. Appraisals are ordered by the Bank's Real Estate Loan Administration Department which is independent of the loan production function. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.

The charge down of any nonperforming loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal on valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

The Bank also considers the volatility of the fair value of the collateral, timing and reliability of the appraisal, timing of the third party's inspection of the collateral, confidence in the Bank's lien on the collateral, historical losses on similar loans, and other factors based on the type of real estate securing the loan. As deemed necessary, the Bank will perform inspections of the collateral to determine if an adjustment of the value of the collateral is necessary.

Partially charged off loans with an updated appraisal remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or classified as a Troubled Debt Restructure, unless collectibility of the entire contractual balance of principal and interest (book and charged off amounts) is no longer in doubt, and the loan is current or will be brought current within a short period of time.

Management's Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes the allowance for loan losses remains adequate for the level of risk inherent in these loans.

As a result of continued economic conditions affecting unemployment, consumer spending, home sales and collateral values, it is possible that increased levels of nonperforming assets and probable losses may continue in the foreseeable future.

Allowance for Loan Losses

The Company recorded provisions of $1.8 million to the allowance for loan losses during the first quarter of 2011, compared to $2.4 million million for the first quarter of 2010. Net charge-offs for the three months ended March 31, 2011 were $1.6 million, or 0.45% (annualized), of average loans outstanding compared to $1.6 million, or 0.46% (annualized), of average loans outstanding in the same period of 2010. The allowance for loan losses as a percentage of total loans receivable was 1.51% at March 31, 2011, compared to 1.57% at December 31, 2010; the decrease was primarily due to the increase in loan balances outstanding during the same period.

The following table sets forth information regarding the Company's provision and allowance for loan losses for the first quarter of 2011.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	(602)	(3)	34	978	1,011	120	488	(234)	1,792
Recoveries of loans previously charged-off	38	—	—	—	6	—	2	—	46
Loans charged-off	(254)	—	(2)	(382)	(436)	(101)	(431)	—	(1,606)
Balance at March 31	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850
Net charge-offs (annualized) as a percentage of average loans outstanding									0.45%
Allowance for loan losses as a percentage of period-end loans									1.51%

The following table sets forth information regarding the Company's provision and allowance for loan losses for certain periods of 2010.

(in thousands)	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2010
Balance at beginning of year January 1	$14,391	$14,391
Provision charged to operating expenses	2,400	21,000
Recoveries of loans previously charged-off	45	522
Loans charged-off	(1,658)	(14,295)
Balance at end of period	$15,178	$21,618
Net charge-offs (annualized) as a percentage of average loans outstanding	0.46%	0.98%
Allowance for loan losses as a percentage of period-end loans	1.08%	1.57%

Premises and Equipment

During the first three months of 2011, premises and equipment decreased by $1.6 million, or 2%, from $88.2 million at December 31, 2010 to $86.6 million at March 31, 2011. This decrease was primarily due to depreciation and amortization of $1.7 million on existing assets partially offset by purchases of new fixed assets.

Deposits

Total deposits at March 31, 2011 were $1.88 billion, up $52.8 million, or 3%, over total deposits of $1.83 billion at December 31, 2010 and up $37.3 million, or 2%, over March 31, 2010. Core deposits totaled $1.84 billion at March 31, 2011, compared to $1.77 billion at December 31, 2010 and were up $17.3 million, or 1%, over the previous twelve months. Total noninterest-bearing deposits increased by $55.2 million, or 16%, from $341.0 million at December 31, 2010 to $396.2 million at March 31, 2011 while total interest-bearing deposits decreased by $2.5 million, or less than 1%, over the same period. Specifically, interest checking, money market and savings deposits increased by $5.8 million in the first three months of 2011 compared to a decrease of $25.4 million for the same period in 2010.  Conversely, time deposits decreased by $8.3 million for the first three months of 2011 versus growth of $16.2 million in the same period last year.

The average balances and weighted average rates paid on deposits for the first three months of 2011 and 2010 are presented in the table below.

	Three Months Ending March 31,
	2011		2010
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$359,653		$325,359
Interest-bearing (money market and checking)	901,124	0.64%	922,098	0.79%
Savings	320,344	0.45	323,243	0.49
Time deposits	261,929	1.87	257,406	2.34
Total deposits	$1,843,050		$1,828,106

Short-Term Borrowings

Short-term borrowings used to meet temporary funding needs consist of short-term and overnight advances from the FHLB and a line of credit with a correspondent bank. At March 31, 2011, short-term borrowings totaled $182.5 million as compared to $140.5 million at December 31, 2010. Average short-term borrowings for the first three months of 2011 were $174.0 million as compared to $51.2 million for the first three months of 2010. The increase in short-term borrowings, along with deposit growth was used to fund the increase in securities. The average rate paid on the short-term borrowings was 0.51% for the first three months of both 2011 and 2010.

Long-Term Debt

Long-term debt totaled $29.4 million at both March 31, 2011 and at December 31, 2010. As of March 31, 2011, our long-term debt consisted of $29.4 million of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries. At March 31, 2011, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary.

Stockholders' Equity and Capital Adequacy

At March 31, 2011, stockholders' equity totaled $209.4 million, up $4.1 million, or 2%, over $205.4 million at December 31, 2010. Stockholders' equity at March 31, 2011 and December 31, 2010 included $4.3 million and $5.6 million of unrealized losses, net of income tax expense, on securities available for sale, respectively. Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the "leverage ratio," requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31,2011, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	Company		Bank		Minimum Regulatory Requirements
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Total Capital	15.55%	15.83%	13.90%	14.06%	8.00%
Tier 1 Capital	14.30	14.58	12.65	12.81	4.00
Leverage ratio (to total average assets)	10.58	10.68	9.36	9.38	4.00

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects up to a 500 basis point (bp) increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. This represents a change from prior quarters where the Bank modeled a plus 300 bp scenario as an increasing rate environment projection.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 500 or minus 100 bp scenario is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at March 31, 2011 of a plus 500 and minus 100 bp change in interest rates to the impact at March 31, 2010 in a plus 300 and a minus 100bp scenario.

	March 31, 2011		March 31, 2010
	12 Months	24 Months	12 Months	24 Months
Plus 500	(0.7)%	4.7%	—%	—%
Plus 300	—	—	0.7	4.5
Minus 100	(1.6)	(2.7)	(0.7)	(2.3)

Management continues to evaluate strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of a portion of our available for sale investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings extending the maturity structure of the Bank's short-term borrowing position or fixing the cost of our short-term borrowings.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off balance sheet items. The model calculates the market value of our assets and liabilities in the current rate scenario, and then compares the market value given an immediate 500 bp increase and a 100 bp decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if the immediate change in rates would result in a loss of more than 30% of the market value calculated in the current rate scenario.  At March 31, 2011 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 300 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2011provide an accurate assessment of our interest rate risk.  At March 31, 2011, the average life of our core deposition transaction accounts was 8.4 years.

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

The Company's investment portfolio maintains a significant portion of its holdings in MBSs and CMOs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The Company relies upon a well-structured, well-diversified portfolio of securities to provide sufficient liquidity regardless of the direction of interest rates. The Company does not anticipate selling investments to meet liquidity needs.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include a $15 million federal funds lines of credit through the Atlantic Central Bankers Bank (ACBB) and $521.8 million of borrowing capacity at the FHLB. In addition we have the ability to borrow at the Federal Reserve Bank Discount Window. At March 31, 2011, our total potential liquidity through FHLB and ACBB secondary sources was $536.8 million, of which $354.3 million was available, as compared to $388.4 million available out of our total potential liquidity of $528.9 million at December 31, 2010. The $7.9 million increase in potential liquidity was mainly due to an increase in the borrowing capacity at the FHLB as a result of the bank's higher level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag. Utilization of this capacity was increased as average short-term borrowings through the FHLB totaled $174.0 million in the first quarter of 2011 compared to $47.0 million in the fourth quarter of 2010 and compared to $51.2 million during the first quarter of 2010.

As a result of Metro Bank entering into a Consent Order with both the FDIC and the Pennsylvania Department of Banking on April 29, 2010, the FHLB has temporarily placed a soft cap limit on the Bank's available borrowing level to 50% of the Bank's normal maximum borrowing capacity. Therefore, at March 31, 2011, the maximum borrowing capacity that the Bank can borrow through the FHLB was limited to $260.9 million without prior approval, of which $78.4 million was currently available.

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

Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that their Disclosure Controls or their "internal controls and procedures for financial reporting" (Internal Controls) will prevent all errors and all fraud. The Company's Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

On February 25, 2011, Metro and Members 1st Federal Credit Union consented to the entry of a dismissal order in the trademark infringement action that Members 1st instituted against us on or about June 19, 2009. The dismissal order was entered without prejudice and without either party admitting to any factual or legal claim or defense.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information.

No items to report for the quarter ended March 31, 2011.

Item 6. Exhibits.

11	Computation of Net Income (Loss) Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/10/2011	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/10/2011	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income (Loss) Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002