Form 10-Q
period 2011-06-30
METRO BANCORP, INC.
filed 2011-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	13,957,134 Common shares outstanding at 7/31/2011

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$42,271	$32,858
Federal funds sold	9,675	—
Cash and cash equivalents	51,946	32,858
Securities, available for sale at fair value	488,258	438,012
Securities, held to maturity at cost (fair value 2011: $223,153; 2010: $224,202)	225,386	227,576
Loans, held for sale	8,847	18,605
Loans receivable, net of allowance for loan losses (allowance 2011: $21,723; 2010: $21,618)	1,434,965	1,357,587
Restricted investments in bank stock	18,610	20,614
Premises and equipment, net	84,643	88,162
Other assets	74,351	51,058
Total assets	$2,387,006	$2,234,472

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$389,992	$340,956
Interest-bearing	1,501,384	1,491,223
Total deposits	1,891,376	1,832,179
Short-term borrowings	160,000	140,475
Long-term debt	54,400	29,400
Other liabilities	64,168	27,067
Total liabilities	2,169,944	2,029,121
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2011: 13,926,440; 2010: 13,748,384)	13,926	13,748
Surplus	153,935	151,545
Retained earnings	48,772	45,288
Accumulated other comprehensive income (loss)	29	(5,630)
Total stockholders' equity	217,062	205,351
Total liabilities and stockholders' equity	$2,387,006	$2,234,472

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Loans receivable, including fees:
Taxable	$18,070	$17,589	$35,583	$35,126
Tax-exempt	989	1,156	1,975	2,300
Securities:
Taxable	5,599	5,651	10,994	11,050
Tax-exempt	—	—	—	14
Federal funds sold	1	—	2	1
Total interest income	24,659	24,396	48,554	48,491
Interest Expense
Deposits	2,990	3,358	5,987	7,025
Short-term borrowings	127	121	337	187
Long-term debt	725	933	1,396	1,862
Total interest expense	3,842	4,412	7,720	9,074
Net interest income	20,817	19,984	40,834	39,417
Provision for loan losses	1,700	2,600	3,492	5,000
Net interest income after provision for loan losses	19,117	17,384	37,342	34,417
Noninterest Income
Service charges, fees and other operating income	7,025	6,831	13,749	12,875
Gains on sales of loans	1,137	133	2,335	327
Total fees and other income	8,162	6,964	16,084	13,202
Other-than-temporary impairment losses	(315)	(63)	(315)	(4,858)
Portion recognized in other comprehensive income (before taxes)	—	60	—	3,942
Net impairment loss on investment securities	(315)	(3)	(315)	(916)
Net gains on sales/calls of securities	309	298	343	919
Total noninterest income	8,156	7,259	16,112	13,205
Noninterest Expenses
Salaries and employee benefits	10,254	10,377	20,633	20,631
Occupancy	2,219	2,151	4,681	4,436
Furniture and equipment	1,536	1,404	2,871	2,548
Advertising and marketing	350	610	749	1,442
Data processing	3,832	3,396	7,227	6,536
Regulatory assessments and related fees	856	1,045	1,941	2,214
Telephone	834	872	1,706	1,795
Loan expense	83	430	407	782
Foreclosed real estate	18	381	1,070	949
Branding	1,720	—	1,747	—
Consulting fees	416	960	823	1,702
Other	2,503	2,895	5,073	5,361
Total noninterest expenses	24,621	24,521	48,928	48,396
Income (loss) before taxes	2,652	122	4,526	(774)
Provision (benefit) for federal income taxes	660	(238)	1,002	(1,140)
Net income	$1,992	$360	$3,524	$366
Net Income per Common Share
Basic	$0.14	$0.02	$0.25	$0.02
Diluted	0.14	0.02	0.25	0.02
Average Common and Common Equivalent Shares Outstanding
Basic	13,860	13,509	13,820	13,489
Diluted	13,860	13,514	13,820	13,494
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income:
Net income	—	—	—	366	—	366
Other comprehensive income, net of tax impact	—	—	—	—	6,725	6,725
Total comprehensive income						7,091
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	—	12	91	—	—	103
Common stock of 150 shares issued under employee stock purchase plan	—	—	2	—	—	2
Proceeds from issuance of 89,893 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	90	1,042	—	—	1,132
Common stock share-based awards	—	—	527	—	—	527
June 30, 2010	$400	$13,550	$149,002	$50,031	$(4,146)	$208,837

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Comprehensive income:
Net income	—	—	—	3,524	—	3,524
Other comprehensive income, net of tax impact	—	—	—	—	5,659	5,659
Total comprehensive income						9,183
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 50 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 178,006 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	178	1,845	—	—	2,023
Common stock share-based awards	—	—	544	—	—	544
June 30, 2011	$400	$13,926	$153,935	$48,772	$29	$217,062

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Operating Activities
Net income	$3,524	$366
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,492	5,000
Provision for depreciation and amortization	3,287	3,040
Deferred income taxes (benefit)	(128)	(1,528)
Amortization of securities premiums and accretion of discounts (net)	1,041	38
Gains on sales/calls of securities (net)	(343)	(919)
Other-than-temporary impairment losses on investment securities	315	916
Proceeds from sales and transfers of SBA loans originated for sale	12,063	7,885
Proceeds from sales of other loans originated for sale	27,972	23,856
Loans originated for sale	(27,942)	(42,252)
Gains on sales of loans originated for sale	(2,335)	(327)
Loss on write-down on foreclosed real estate	1,018	532
Gains on sales of foreclosed real estate (net)	(86)	(14)
Loss on disposal of equipment	1,250	36
Stock-based compensation	544	527
Amortization of deferred loan origination fees and costs (net)	1,234	806
Decrease (increase) in other assets	13,735	2,678
Increase (decrease) in other liabilities	(13,314)	(6,686)
Net cash provided (used) by operating activities	25,327	(6,046)
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	28,215	73,671
Proceeds from sales	86,765	44,315
Purchases	(155,733)	(152,538)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	12,140	12,939
Purchases	—	(10,000)
Proceeds from sales of foreclosed real estate	1,693	973
Increase in loans receivable (net)	(86,010)	(2,510)
Redemption (purchase) of restricted investment in bank stock (net)	2,004	(65)
Proceeds from sale of premises and equipment	1	25
Purchases of premises and equipment	(1,019)	(1,335)
Net cash used by investing activities	(111,944)	(34,525)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	72,097	30,737
Decrease in time deposits (net)	(12,900)	(11,844)
Increase in short-term borrowings (net)	19,525	26,325
Proceeds from long-term borrowings	25,000	—
Proceeds from common stock options exercised	—	78
Proceeds from dividend reinvestment and common stock purchase plan	2,023	1,132
Tax benefit on exercise of stock options	—	25
Cash dividends on preferred stock	(40)	(40)
Net cash provided by financing activities	105,705	46,413
Increase in cash and cash equivalents	19,088	5,842
Cash and cash equivalents at beginning of year	32,858	40,264
Cash and cash equivalents at end of period	$51,946	$46,106
Supplementary cash flow information on noncash activities:
Transfer of loans to foreclosed assets	$3,905	$1,177
Trade date accounting settlements for investment sales	38,534	—
Trade date accounting settlements for investment purchases	50,415	—
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Use of Estimates

The financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impaired loans, the valuation of deferred tax assets, the valuation of securities available for sale and the determination of other-than-temporary impairment (OTTI) on the Bank's investment securities portfolio.

During the third quarter of 2010, as part of the quantitative analysis of the adequacy of the allowance for loan losses, management adjusted its calculation of probable loan losses based upon a much shorter and more recent period of actual historical losses.  This was done as a result of the much higher level of loan charge-offs experienced by the Company over the past two years compared to previous years.  The change in this estimate would have resulted in an additional $3.6 million of provision in the first six months of 2010. The impact to the net income after taxes would have been a loss of $2.4 million and a decrease of $0.17 to earnings per share.

Note 2. STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the six months ended June 30, 2011 and 2010, respectively: risk-free interest rates of 3.0% and 3.3%; volatility factors of the expected market price of the Company's common stock of .46 and .45; weighted-average expected lives of the options of 7.5 years for both June 30, 2011 and June 30, 2010; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the six months ended June 30, 2011 and 2010 was $6.43 and $6.47 per option, respectively. In the first six months of 2011, the Company granted 239,350 options to purchase shares of the Company's stock at exercise prices ranging from $11.11 to $12.40 per share.

The Company recorded stock-based compensation expense of approximately $544,000 and $527,000 during the six months ended June 30, 2011 and June 30, 2010, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2011 and 2010 the Company reversed $165,000 and $200,000, respectively, of expense (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2007 and 2006, respectively.

Note 3. RECENT ACCOUNTING STANDARDS

In April 2011, the FASB issued guidance that clarifies whether a restructuring constitutes a concession and defines whether or not a debtor is experiencing financial difficulties. The effective date for this guidance for public companies is for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In May 2011, the FASB amended fair value measurement guidance to clarify the guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity's stockholders' equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The update also creates an exception to fair value measurement guidance for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. In addition, the update allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the updated standard contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The effective date of this update for public entities, is for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
In June 2011, the FASB updated the guidance on Comprehensive Income. The update prohibits the presentation of the components of comprehensive income in the statements of stockholders' equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Company will be required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. Early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At June 30, 2011, the Company had $369.9 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

Aggregate Contractual Obligations

The following table represents our on-and-off balance sheet aggregate contractual obligations to make future payments as of June 30, 2011:

	June 30, 2011
(in thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Time deposits	$177,530	$65,703	$14,521	$—	$257,754
Long-term debt	—	25,000	—	29,400	54,400
Fiserv obligation	7,307	15,907	13,110	—	36,324
Operating leases	2,522	4,561	4,265	20,944	32,292
Sponsorship obligation	393	677	677	677	2,424
Total	$187,752	$111,848	$32,573	$51,021	$383,194

During 2011, the Company entered into a new debt agreement that consisted of one $25.0 million FHLB advance bearing interest at 1.01%, due March 18, 2013.

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

Note 5. OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale (AFS) securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only other comprehensive income items that the Company presently has are net unrealized gains on securities available for sale and unrealized losses for noncredit-related impairment losses. The federal income tax effect allocated to the net unrealized gains (losses) are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net unrealized holding gains arising during the period	$6,209	$5,616	$9,835	$4,858
Reclassification adjustment on securities	360	650	(1,260)	1,643
Noncredit related other-than-temporary impairment losses on securities not expected to be sold	—	60	—	3,942
Subtotal	6,569	6,326	8,575	10,443
Income tax impact	(2,234)	(2,151)	(2,916)	(3,718)
Other comprehensive income, net of tax impact	$4,335	$4,175	$5,659	$6,725

Note 6. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $33.6 million and $32.3 million of standby letters of credit at June 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at June 30, 2011 and December 31, 2010 under standby letters of credit issued.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at June 30, 2011 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency securities	$21,647	$—	$21,647	$—
Residential mortgage-backed securities	12,397	—	12,397	—
Agency collateralized mortgage obligations	427,287	—	427,287	—
Private-label collateralized mortgage obligations	26,927	—	26,927	—
Securities available for sale	$488,258	$—	$488,258	$—

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

As of June 30, 2011 and December 31, 2010, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on collateral values if the loans are collateral dependent. The collateral values are further reduced by a discount factor specific to the nature of the collateral. At June 30, 2011 the fair value of four related impaired loans with allowance allocations totaled $7.7 million, net of a valuation allowance of $3.2 million. At December 31, 2010, the fair value of impaired loans with allowance allocations and their associated loan relationships totaled $10.4 million, net of a valuation allowance of $3.6 million. The Company's impaired loans are more fully discussed in Note 9.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, less estimated selling costs. The carrying value of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $3.6 million at June 30, 2011 and $4.8 million at December 31, 2010, which are net of valuation allowances of $1.0 million and $410,000 that were established in 2011 and 2010, respectively.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,652	$—	$—	$7,652
Foreclosed assets	3,559	—	—	3,559
Total	$11,211	$—	$—	$11,211

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,444	$—	$—	$10,444
Foreclosed assets	4,774	—	—	4,774
Total	$15,218	$—	$—	$15,218

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the six months ended June 30, 2011 or the year ended December 31, 2010.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB) stock at June 30, 2011 and December 31, 2010.

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

The estimated fair values of the Company's financial instruments were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$51,946	$51,946	$32,858	$32,858
Securities	713,644	711,411	665,588	662,214
Loans, net (including loans held for sale)	1,443,812	1,424,907	1,376,192	1,358,509
Restricted investments in bank stock	18,610	18,610	20,614	20,614
Accrued interest receivable	7,686	7,686	7,347	7,347
Financial liabilities:
Deposits	$1,891,376	$1,894,285	$1,832,179	$1,835,782
Long-term debt	54,400	44,153	29,400	18,431
Short-term borrowings	160,000	160,000	140,475	140,475
Accrued interest payable	595	595	669	669
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—

Note 8. SECURITIES

 The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$—	$(853)	$21,647
Residential mortgage-backed securities	12,407	19	(29)	12,397
Agency collateralized mortgage obligations	424,709	3,269	(691)	427,287
Private-label collateralized mortgage obligations	28,598	37	(1,708)	26,927
Total	$488,214	$3,325	$(3,281)	$488,258
Held to Maturity:
U.S. Government agency securities	$140,000	$—	$(5,465)	$134,535
Residential mortgage-backed securities	42,890	2,773	(227)	45,436
Agency collateralized mortgage obligations	32,496	721	(100)	33,117
Corporate debt securities	10,000	65	—	10,065
Total	$225,386	$3,559	$(5,792)	$223,153

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$—	$(1,091)	$21,409
Residential mortgage-backed securities	2,383	3	—	2,386
Agency collateralized mortgage obligations	388,414	2,025	(7,225)	383,214
Private-label collateralized mortgage obligations	33,246	—	(2,243)	31,003
Total	$446,543	$2,028	$(10,559)	$438,012
Held to Maturity:
U.S. Government agency securities	$140,000	$—	$(6,408)	$133,592
Residential mortgage-backed securities	48,497	2,727	(311)	50,913
Agency collateralized mortgage obligations	29,079	878	(209)	29,748
Corporate debt securities	10,000	—	(51)	9,949
Total	$227,576	$3,605	$(6,979)	$224,202

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	10,000	10,065
Due after five years through ten years	—	—	50,000	48,798
Due after ten years	22,500	21,647	90,000	85,737
	22,500	21,647	150,000	144,600
Residential mortgage-backed securities	12,407	12,397	42,890	45,436
Agency collateralized mortgage obligations	424,709	427,287	32,496	33,117
Private-label collateralized mortgage obligations	28,598	26,927	—	—
Total	$488,214	$488,258	$225,386	$223,153

During the second quarter of 2011 the Company sold a total of two securities with a combined fair market value of $38.5 million and realized a net pretax gain of $309,000. Both securities sold had been classified as available for sale. During the second quarter of 2010, the Company sold three mortgage-backed securities (MBSs) with a fair market value of $19.9 million. All of the securities had been classified as available for sale and the Company realized a pretax gross gain of $298,000.

During the first six months of 2011, the Company sold a total of 12 securities with a combined fair market value of $125.3 million. All of the securities were U.S. agency collateralized mortgage obligations (CMOs), had been classified as available for sale and had a combined amortized cost of $125.0 million. The Company realized net pretax gains of $343,000 on the combined sales.  During the first six months of 2010, the Company sold 15 MBSs with a fair market value of $44.9 million. All of the securities had been classified as available for sale and the Company realized a pretax gross gain of $919,000. The securities sold included 11 private-label MBSs with a fair market value of $21.7 million.

The Company does not maintain a trading portfolio and there were no transfers of securities between the AFS and held to maturity (HTM) portfolios. The Company uses the specific identification method to record security sales.

At June 30, 2011 securities with a carrying value of $438.5 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
June 30, 2011	$309	$—	$(315)	$(6)
June 30, 2010	298	—	(3)	295
Six Months Ended:
June 30, 2011	976	(633)	(315)	28
June 30, 2010	919	—	(916)	3

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$21,647	$(853)	$—	$—	$21,647	$(853)
Residential MBSs	10,236	(29)	—	—	10,236	(29)
Agency CMOs	147,919	(691)	—	—	147,919	(691)
Private-label CMOs	2,092	(45)	19,744	(1,663)	21,836	(1,708)
Total	$181,894	$(1,618)	$19,744	$(1,663)	$201,638	$(3,281)
Held to Maturity:
U.S. Government agency securities	$134,535	$(5,465)	$—	$—	$134,535	$(5,465)
Residential MBSs	7,286	(227)	—	—	7,286	(227)
Agency CMOs	5,706	(100)	—	—	5,706	(100)
Total	$147,527	$(5,792)	$—	$—	$147,527	$(5,792)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$21,409	$(1,091)	$—	$—	$21,409	$(1,091)
Agency CMOs	261,330	(7,216)	9,092	(9)	270,422	(7,225)
Private-label CMOs	2,644	(9)	28,359	(2,234)	31,003	(2,243)
Total	$285,383	$(8,316)	$37,451	$(2,243)	$322,834	$(10,559)
Held to Maturity:
U.S. Government agency securities	$133,592	$(6,408)	$—	$—	$133,592	$(6,408)
Residential MBSs	7,287	(311)	—	—	7,287	(311)
Agency CMOs	7,957	(209)	—	—	7,957	(209)
Corporate debt securities	9,949	(51)	—	—	9,949	(51)
Total	$158,785	$(6,979)	$—	$—	$158,785	$(6,979)

The Company's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at June 30, 2011 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies,  includes nine agency debentures, four residential MBSs and 13 government agency sponsored CMOs. Management believes that the unrealized losses on these investments were primarily caused by the sharp rise in mid-term to long-term interest rates that occurred towards the end of 2010 and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because management believes the declines in fair value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2011.

Private-label CMOs were the second type of security in the Company's investment portfolio with unrealized losses at June 30, 2011. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and the decline in the residential housing market in the U.S. in recent years have led to ratings downgrades and subsequent OTTI of many CMOs. As of June 30, 2011, Metro owned seven such non-agency CMO securities in its investment portfolio with unrealized losses and one non-agency CMO in an unrealized gain position. The total book value for all eight securities was $28.6 million. Management performs no less than quarterly assessments of these securities for OTTI to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Company's cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Company's Asset/Liability Committee (ALCO) which indicates if the Company has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Company knows of no contractual or regulatory obligations that would require these bonds to be sold.

Next, in order to bifurcate the impairment into its components, the Company uses the Bloomberg analytical service to analyze each individual security. The Company looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted-average coupon, weighted-average maturity, weighted-average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Company analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Company uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Company reports its findings based upon the three month data points for Constant Prepayment Rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends. For management purposes, the Company also analyzes each bond using an assumed, projected default rate based upon each pool's most recent level of 90-day delinquencies, bankruptcies and foreclosed real estate. This projected analysis also assumes loss severity percentages subjectively assigned to each pool based upon credit ratings. When the analysis shows a bond to have no projected loss, there is considered to be no credit-related loss. When the analysis shows a bond to have a projected loss, a cash flow projection is created, including the projected loss, for the duration of the bond. This projection is then used to calculate the present value of the cash flows expected to be collected and compared to the amortized cost basis. The difference between these two figures is recognized as the amount of OTTI due to credit loss. The difference between the total impairment and this credit loss portion is determined to be the amount related to all other factors. The amount of impairment related to credit loss is to be recognized in current earnings while the amount of impairment related to all other factors is to be recognized in other comprehensive income. Using this method, the Company determined that during the first six months of 2011, a total of six private-label CMOs had losses attributable to credit from prior years and two private-label CMOs have never had losses attributable to credit. Of these six bonds with credit losses, one was no longer projected to be in a loss position as of June 30, 2011. Losses were projected for the remaining five bonds as of June 30, 2011, however, the present value of the cash flows for one of these bonds was greater than its carrying value so that no further write-down was required on it. The remaining four bonds had combined losses attributable to credit of $315,000 at June 30, 2011.

The tables below roll forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months ended June 30, 2011 and June 30, 2010:

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at April 1, 2011	$2,625	$—	$2,625
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	315	—	315
Cumulative OTTI credit losses recognized for securities still held at June 30, 2011	$2,940	$—	$2,940

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at April 1, 2010	$3,251	$3	$3,254
Additions for which OTTI was not previously recognized	3	—	3
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—	—
Cumulative OTTI credit losses recognized for securities still held at June 30, 2010	$3,254	$3	$3,257

The tables below roll forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the six months ended June 30, 2011 and June 30, 2010:

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2011	$2,625	$—	$2,625
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	315	—	315
Cumulative OTTI credit losses recognized for securities still held at June 30, 2011	$2,940	$—	$2,940

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2010	$2,338	$3	$2,341
Additions for which OTTI was not previously recognized	650	—	650
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	266	—	266
Cumulative OTTI credit losses recognized for securities still held at June 30, 2010	$3,254	$3	$3,257

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

During the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2010 balances were reclassified to conform to the 2011 presentation.

A summary of loans receivable is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$357,652	$337,398
Commercial tax-exempt	83,711	85,863
Owner occupied real estate	269,637	241,553
Commercial construction and land development	122,308	112,094
Commercial real estate	341,961	313,194
Residential	80,481	81,124
Consumer	200,938	207,979
	1,456,688	1,379,205
Less: allowance for loan losses	21,723	21,618
Net loans receivable	$1,434,965	$1,357,587

Generally, the Company's policy is to move a loan to nonaccrual status as soon as it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. Typically commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate evidence of the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. Therefore, the nonaccrual loan balance of $45.5 million exceeds the balance of total loans that are 90 days past due of $29.6 million at June 30, 2011 as presented in the aging analysis.

The Company properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell before the properties are transferred to foreclosed real estate.

A loan is considered past due or delinquent if payment is not received on or before the due date. The following table summarizes nonperforming loans by loan type at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial and industrial	$19,312	$23,103
Commercial tax-exempt	—	—
Owner occupied real estate	2,450	4,318
Commercial construction and land development	12,629	14,155
Commercial real estate	5,125	5,424
Residential	3,663	3,609
Consumer	2,310	1,579
Total nonaccrual loans	45,489	52,188
Loans past due 90 days or more and still accruing	—	650
Renegotiated loan	—	177
Total nonperforming loans	$45,489	$53,015

The following tables are an age analysis of past due loan receivables as of June 30, 2011 and December 31, 2010:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
June 30, 2011
Commercial and industrial	$345,278	$851	$4,558	$6,965	$12,374	$357,652	$—
Commercial tax-exempt	83,711	—	—	—	—	83,711	—
Owner occupied real estate	265,650	909	834	2,244	3,987	269,637	—
Commercial construction and land development	107,760	794	1,125	12,629	14,548	122,308	—
Commercial real estate	329,448	1,177	6,628	4,708	12,513	341,961	—
Residential	77,220	267	645	2,349	3,261	80,481	—
Consumer	196,950	2,785	456	747	3,988	200,938	—
Total	$1,406,017	$6,783	$14,246	$29,642	$50,671	$1,456,688	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2010
Commercial and industrial	$316,750	$1,213	$521	$18,914	$20,648	$337,398	$23
Commercial tax-exempt	85,863	—	—	—	—	85,863	—
Owner occupied real estate	235,738	1,314	258	4,243	5,815	241,553	—
Commercial construction and land development	97,939	—	—	14,155	14,155	112,094	—
Commercial real estate	306,032	1,214	77	5,871	7,162	313,194	624
Residential	73,670	3,724	1,606	2,124	7,454	81,124	—
Consumer	203,235	2,547	903	1,294	4,744	207,979	3
Total	$1,319,227	$10,012	$3,365	$46,601	$59,978	$1,379,205	$650

A summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of June 30, 2011 and December 31, 2010 is detailed in the table that follows. As mentioned previously, during the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. This impacted the allocation of the allowance for loan losses as reported at December 31, 2010, therefore the allocation as of that date has been reclassified to conform to the 2011 presentation.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construc-tion and land devel-opment	Comm. real estate	Resi-dential	Con-sumer	Unallo-cated	Total

June 30, 2011
Allowance for loan losses
Quantitative analysis:
Individually evaluated for impairment	$2,113	$—	$260	$810	$—	$—	$—	$—	$3,183
Collectively evaluated for impairment	3,888	—	399	2,288	3,414	246	377	—	10,612
Qualitative analysis:
Collectively evaluated for impairment	2,950	81	335	2,293	1,621	192	396	—	7,868
Unallocated:	—	—	—	—	—	—	—	60	60
Total allowance for loan losses	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Loans receivable
Loans evaluated collectively	$338,063	$83,711	$266,125	$109,460	$334,663	$76,818	$198,628	$—	$1,407,468
Loans evaluated individually	19,589	—	3,512	12,848	7,298	3,663	2,310	—	49,220
Total loans receivable	$357,652	$83,711	$269,637	$122,308	$341,961	$80,481	$200,938	$—	$1,456,688

December 31, 2010
Allowance for loan losses
Quantitative analysis:
Individually evaluated for impairment	$2,055	$—	$260	$1,310	$—	$—	$—	$—	$3,625
Collectively evaluated for impairment	3,866	—	302	2,475	2,551	248	289	—	9,731
Qualitative analysis:
Collectively evaluated for impairment	3,758	86	348	1,635	1,451	194	413	—	7,885
Unallocated:	—	—	—	—	—	—	—	377	377
Total allowance for loan losses	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Loans receivable
Loans evaluated collectively	$306,801	$85,863	$232,316	$91,345	$307,149	$77,515	$206,400	$—	$1,307,389
Loans evaluated individually	30,597	—	9,237	20,749	6,045	3,609	1,579	—	71,816
Total loans receivable	$337,398	$85,863	$241,553	$112,094	$313,194	$81,124	$207,979	$—	$1,379,205

The Bank may create a specific reserve for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. These circumstances are often credits in transition or in which a legal matter is pending. In these instances, the Bank has determined that a loss is not imminent based upon available information surrounding the credit at the time of the analysis, however management believes a reserve is appropriate to acknowledge the potential risk of loss.

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

Consumer loan collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Residential loans also are impacted by the market value of real estate. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of non-payment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

As part of the quantitative analysis of the adequacy of the allowance for loan losses on those loans collectively reviewed for impairment, management now bases its calculation of probable loan losses on a two year period of actual historical losses.  The Company has experienced a much higher level of loan charge-offs over the most recent two year period compared to previous years. Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is an appropriate analysis, valid until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.  Management may expand or reduce the historical loss period used as part of its continuous analysis of the adequacy of the allowance for loan losses.

The qualitative factors such as changes in lending policies, changes in the experience of lending staff and the changes in international, national, regional and local economic conditions represent a portion of the allowance established for losses inherent in the loan portfolio, which have not been identified by the quantitative processes. The determination inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience.

The following tables summarize the transactions in the allowance for loan losses for the three and six months ended June 30, 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at April 1	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850
Provision charged to operating expenses	734	(2)	52	375	492	(52)	184	(83)	1,700
Recoveries of loans previously charged-off	15	—	—	—	2	29	32	—	78
Loans charged-off	(659)	—	—	(1,000)	(42)	—	(204)	—	(1,905)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	132	(5)	86	1,353	1,503	68	672	(317)	3,492
Recoveries of loans previously charged-off	53	—	—	—	8	29	34	—	124
Loans charged-off	(913)	—	(2)	(1,382)	(478)	(101)	(635)	—	(3,511)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723

The following table summarizes the transactions in the allowance for loan losses for the three and six months ended June 30, 2010. The table is presented in summary due to the FASB guidance issued in July 2010 related to an entity's allowance for credit losses and the credit quality of its financing receivables requiring the activity by portfolio segment be disclosed only for periods beginning on or after December 15, 2010.

(in thousands)
2010	Three Months Ended	Six Months Ended
Balance at beginning of period	$15,178	$14,391
Provision charged to operating expenses	2,600	5,000
Recoveries of loans previously charged-off	231	276
Loans charged-off	(1,831)	(3,489)
Balance at June 30	$16,178	$16,178

The following table presents additional information regarding the Company's impaired loans as of and for the three and six months ended June 30, 2011:

				Average Recorded Investment		Interest Income Recognized
(in thousands)	Recorded Invest-ment	Unpaid Principal Balance	Related Allow-ance	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Loans with no related allowance:
Commercial and industrial	$10,988	$16,409	$—	$13,566	$16,717	$4	$90
Commercial tax-exempt	—	—	—	—	—	—	—
Owner occupied real estate	2,768	3,098	—	4,156	5,759	30	100
Commercial construction and land development	11,358	17,271	—	10,148	12,096	2	115
Commercial real estate	7,298	7,727	—	7,209	7,509	37	75
Residential	3,663	4,131	—	3,674	3,784	—	—
Consumer	2,310	2,606	—	2,273	2,149	—	—
Total impaired loans with no related allowance	38,385	51,242	—	41,026	48,014	73	380
Loans with an allowance recorded:
Commercial and industrial	8,601	8,601	2,113	8,634	8,742	—	—
Owner occupied real estate	744	744	260	739	743	—	—
Commercial construction and land development	1,490	1,490	810	3,365	3,857	—	—
Total impaired loans with an allowance recorded	10,835	10,835	3,183	12,738	13,342	—	—
Total impaired loans:
Commercial and industrial	19,589	25,010	2,113	22,200	25,459	4	90
Commercial tax-exempt	—	—	—	—	—	—	—
Owner occupied real estate	3,512	3,842	260	4,895	6,502	30	100
Commercial construction and land development	12,848	18,761	810	13,513	15,953	2	115
Commercial real estate	7,298	7,727	—	7,209	7,509	37	75
Residential	3,663	4,131	—	3,674	3,784	—	—
Consumer	2,310	2,606	—	2,273	2,149	—	—
Total impaired loans as of June 30, 2011	$49,220	$62,077	$3,183	$53,764	$61,356	$73	$380

The following table presents additional information regarding the Company's impaired loans as of December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$21,630	$24,817	$—
Commercial tax-exempt	—	—	—
Owner occupied real estate	8,483	8,758	—
Commercial construction and land development	16,401	17,173	—
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans with no related allowance	57,747	62,789	—
Loans with an allowance recorded:
Commercial and industrial	8,967	9,022	2,055
Owner occupied real estate	754	768	260
Commercial construction and land development	4,348	8,108	1,310
Total impaired loans with an allowance recorded	14,069	17,898	3,625
Total impaired loans:
Commercial and industrial	30,597	33,839	2,055
Commercial tax-exempt	—	—	—
Owner occupied real estate	9,237	9,526	260
Commercial construction and land development	20,749	25,281	1,310
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans as of December 31, 2010	$71,816	$80,687	$3,625

Impaired loans averaged approximately $61.4 million and $74.6 million for the six months ended June 30, 2011 and for the twelve months ended December 31, 2010, respectively. Interest income on impaired loans that were still accruing totaled $380,000 and $1.3 million for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. The decrease in total and average impaired loan balances during the second quarter was partially due to pay downs as well as the transfer of certain loans to foreclosed assets as a result of the Bank's foreclosure on the collateral associated with these loans. Certain substandard accruing loans considered impaired as of December 31, 2010 were no longer considered to be impaired at June 30, 2011.

Metro Bank uses the following descriptions as credit quality indicators of its loan portfolio: pass-rated, special mention, substandard accrual and substandard nonaccrual loans. Monthly, we track commercial loans that are no longer pass rated.  We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. We categorize loans possessing increased risk as either special mention, substandard accrual or substandard nonaccrual. Special mention loans are those loans that are currently adequately collateralized, but potentially weak.  The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that Metro Bank will sustain some loss if the weaknesses are not corrected.  Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its principal and interest payments.  Some identifiers to determine the collectability are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrowers financial statements that show continuing deterioration, the borrowers source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not.  Special mention and substandard loans are reviewed monthly as well.  Pass rated loans are reviewed throughout the year through the recurring review process of our independent loan review department.

Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended June 30, 2011 and December 31, 2010. As previously mentioned, certain December 31, 2010 balances have been reclassified to conform to the 2011 presentation.

	June 30, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$312,518	$9,570	$16,252	$19,312	$357,652
Commercial tax-exempt	83,711	—	—	—	83,711
Owner occupied real estate	245,672	14,400	7,115	2,450	269,637
Commercial construction and land development	96,822	8,149	4,708	12,629	122,308
Commercial real estate	325,283	9,290	2,263	5,125	341,961
Total	$1,064,006	$41,409	$30,338	$39,516	$1,175,269

	December 31, 2010
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$301,075	$5,726	$7,494	$23,103	$337,398
Commercial tax-exempt	85,863	—	—	—	85,863
Owner occupied real estate	228,224	4,093	4,918	4,318	241,553
Commercial construction and land development	84,155	7,190	6,594	14,155	112,094
Commercial real estate	296,537	10,611	622	5,424	313,194
Total	$995,854	$27,620	$19,628	$47,000	$1,090,102

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at June 30, 2011 and December 31, 2010:

	June 30, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$76,818	$3,663	$80,481
Consumer	198,628	2,310	200,938
Total	$275,446	$5,973	$281,419

	December 31, 2010
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$77,515	$3,609	$81,124
Consumer	206,400	1,579	207,979
Total	$283,915	$5,188	$289,103

Note 10.     INCOME TAXES

The provision for federal income taxes was $660,000 for the second quarter of 2011, compared to a tax benefit for federal income taxes of $238,000 for the same period in 2010. The effective tax rates were 25% and a 195% benefit for the quarters ended June 30, 2011 and June 30, 2010, respectively. The significant variance in the effective tax rates was the result of lower gross income.  In addition, in 2010 the proportion of tax free income to the Company's earnings before taxes was higher. Tax-exempt income was $167,000 higher in the second quarter of 2010 compared to the second quarter of 2011. The Company's statutory tax rate was 34% in both the second quarter of 2011 and the second quarter of 2010.

The provision for federal income taxes was $1.0 million for the first six months of 2011, compared to a tax benefit for federal income taxes of $1.1 million for the same period in 2010. The effective tax rates were 22% and 147% for the six months ended June 30, 2011 and June 30, 2010. The significant variance in the effective tax rates was primarily the result of a $256,000 tax benefit recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods.  In addition, in 2010 the proportion of tax free income to the Company's earnings (loss) before taxes was higher than in 2011. Tax-exempt income was $339,000 higher in the first six months of 2010 compared to the first six months of 2011. The Company's statutory tax rate was 34% in both the first six months of 2011 and the first six months of 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (the Company) balance sheets as of June 30, 2011 compared to December 31, 2010 and statements of operations for the three and six months ended June 30, 2011, compared to the same periods in 2010. This section should be read in conjunction with the Company's financial statements and accompanying notes.

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

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that bank's pay to replenish the fund;

•	interest rate, market and monetary fluctuations;

•	unanticipated regulatory or judicial proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan quality and volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	compliance with the April 29, 2010 consent order may result in continued increased noninterest expenses;

•	expenses associated with modifications we are making to our logos in response to the Members 1st litigation and dismissal order;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

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

Regulatory Reform and Legislation

Last year, the Dodd-Frank Act was enacted. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provision of the Dodd-Frank Act applicable to the Company and the Bank and is not complete or meant to be an exhaustive discussion.

Among other things, the Dodd-Frank Act directs the FDIC to redefine the base for deposit insurance assessments paid by banks (assessments will now be based on the average consolidated total assets less tangible equity of a financial institution), permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, extends the FDIC's program of insuring noninterest-bearing transaction accounts on an unlimited basis through December 31, 2012, increases the minimum reserve ratio for the Deposit Insurance Fund (DIF) from 1.15% to 1.35% of estimated insured deposits and requires the FDIC to take the necessary steps for the reserve ratio to reach the new minimum reserve ratio by September 30, 2020, imposes new capital requirements on bank and thrift holding companies, permits interest on demand deposits, imposes new restrictions on transactions between banks and thrifts and their affiliates and insiders, relaxes de novo branching and imposes additional requirements for interstate bank acquisitions and mergers.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Metro, will continue to be examined for compliance with the consumer laws by their primary bank regulators.  The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

The Company expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company's business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ration requirements or otherwise adversely affect the Company's business. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to its operations in order to comply and could materially adversely affect its business, results of operations and financial condition.

EXECUTIVE SUMMARY

The Company recorded net income of $2.0 million, or $0.14 per fully-diluted share, for the second quarter of 2011 compared to net income of $360,000, or $0.02 per share, for the same period one year ago. Net income for the first six months of 2011 totaled $3.5 million, or $0.25 per fully-diluted share, compared to $366,000, or $0.02 per fully-diluted share for the first half of 2010. During the second quarter of 2011, Metro Bank (Metro or the Bank) continued to experience improvement in the asset quality of its loan portfolio as evidenced by a decrease in the level of nonperforming assets for the fourth consecutive quarter. Metro remains fully committed to its competitive strategy which utilizes a unique retail model, built on the gathering and retention of low-cost core deposits.

Second quarter and six month 2011 highlights were as follows:

•
Total revenues for the three months ended June 30, 2011 were $29.0 million, up $1.7 million, or 6%, over the same period in 2010. Total revenues for the six months ended June 30, 2011 were $56.9 million, up $4.3 million, or 8%, over the same period in 2010.

•
Noninterest income totaled $8.2 million for the second quarter of 2011, up $897,000, or 12%, over the second quarter of 2010. For the six months ended June 30, 2011, noninterest income totaled $16.1 million, a $2.9 million, or 22%, increase over the six months ended June 30, 2010.

•
The net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2011 was 3.87%, up 1 basis point (bp) over the previous quarter and compared to 4.04% for the same period in 2010.

•
Noninterest expenses totaled $24.6 million for the second quarter of 2011 and were comparable to the same period in 2010, up only $100,000. Noninterest expenses for the first half of 2011 were up only 1% over the first six months of 2010, as the Company was able to reduce expenses in several categories from the previous year's levels.

•	Net loans totaled $1.43 billion, up $77.4 million, or 6% (non-annualized), for the first half of 2011.

•
Nonperforming assets at June 30, 2011 totaled $53.5 million, or 2.24% of total assets, as compared to $59.8 million, or 2.68% of total assets, at December 31, 2010. The Bank's level of nonperforming assets has decreased four consecutive quarters and, as of June 30, 2011, were down $17.1 million, or 24%, from one year ago.

•
Our allowance for loan losses totaled $21.7 million, or 1.49%, of total loans at June 30, 2011; up 34% over the allowance amount of $16.2 million, or 1.12%, of total loans at June 30, 2010. Likewise, during the past twelve months the nonperforming loan coverage ratio has increased from 26% to 48%.

•	Total deposits increased to $1.89 billion, a $59.2 million, or 3% (non-annualized), increase during the first six months of 2011.

•	The Company's deposit cost of funds for the second quarter of 2011 was 0.63% compared to 0.73% for the second quarter of 2010.

•	The Company continues to maintain strong capital ratios. The Company's consolidated leverage ratio as of June 30, 2011 was 10.47% and its total risk-based capital ratio was 15.44%.

•	Stockholders' equity increased by $11.7 million, or 6% (non-annualized), from December 31, 2010.

A summary of financial highlights for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 is summarized below:

	At or for the Three Months Ended			For the Six Months Ended
(in millions, except per share data)	6/30/2011	6/30/2010	% Change	6/30/2011	6/30/2010	% Change
Total assets	$2,387.0	$2,195.7	9%
Total loans (net)	1,435.0	1,424.9	1
Total deposits	1,891.4	1,833.6	3
Total stockholders' equity	217.1	208.8	4
Total revenues	$29.0	$27.2	6%	$56.9	$52.6	8%
Total noninterest expenses	24.6	24.5	—	48.9	48.4	1
Net income	2.0	0.4	453	3.5	0.4	863
Diluted net income per share	0.14	0.02	600	0.25	0.02	1,150

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

While management uses available information to make such evaluations, future adjustments to the allowance and the provision for loan losses may be necessary if economic conditions or loan credit quality differ materially from the estimates and assumptions used in making the evaluations. The use of different assumptions could materially impact the level of the allowance for loan losses and, therefore, the provision for loan losses to be charged against earnings. Such changes could impact future financial results.

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

As part of the quantitative analysis of the adequacy of the allowance for loan losses, management bases its calculation of probable loan losses inherent in the Bank's loan portfolio on a rolling average basis using actual net loan charge-offs over the most recent 24 month period. Not surprisingly, the Company has experienced a much higher level of loan charge-offs over the most recent two year period as compared to prior years. Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is an appropriate period of time to use. When the economy, borrower repayment ability, loan collateral values and other factors used in our analysis show sustained signs of improvement, the Bank may adjust the number of months used in the historical loss calculation.

The methodology used to determine the appropriate level of the allowance for loan losses and related provisions differs for commercial, residential and consumer loans and involves other overall evaluations. In addition, significant estimates are involved in the determination of any loss related to impaired loans. The evaluation of an impaired loan is based on either (1) discounted cash flows using the loan's effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these variables involves management's judgment and the use of estimates.

In addition to calculating the loss factors, we may periodically adjust the factors for changes in levels and trends of charge-offs, delinquencies and nonaccrual loans, material changes in the mix, volume, or duration of the loan portfolio, changes in lending policies and procedures including underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, the existence and effect of any concentrations of credit and changes in the level of such concentrations and changes in national and local economic trends and conditions, among other things. Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the allowance for loan losses to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other more judgmental factors.

Other-than-Temporary Impairment (OTTI) of Investment Securities. We perform no less than quarterly reviews of the fair value of the securities in the Company's investment portfolio and evaluate individual securities for declines in fair value that may be other-than-temporary. If declines are deemed other-than-temporary, an impairment loss is recognized against earnings for the portion of the impairment deemed to be related to credit. The remaining portion of the impairment that is not related to credit is written down to its current fair value through other comprehensive income.

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

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended June 30, 2011. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At June 30, 2011, the fair value of assets based on level 3 measurements constituted 2% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

The Company's available for sale (AFS) investment security portfolio constitutes 98% of the total assets measured at fair value and all securities are classified as a Level 2 fair value measurement (quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability). Management utilizes third party service providers to aid in the determination of the fair value of the portfolio. Most securities are not quoted on an exchange, but are traded in active markets and fair values were obtained from matrix pricing on similar securities.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Second Quarter 2011 compared to Second Quarter 2010

Interest-earning assets averaged $2.19 billion for the second quarter of 2011, compared to $2.03 billion for the second quarter in 2010. For the quarter ended June 30, 2011, total loans receivable including loans held for sale, averaged $1.47 billion compared to $1.44 billion for the same quarter in 2010. For the same two quarters, total securities, including restricted investments in bank stock, averaged $717.3 million and $582.6 million, respectively. The year-over-year increase is a result of new security purchases partially offset by principal repayments and sales.

The average balance of total deposits increased $58.9 million, or 3%, for the second quarter of 2011 over the second quarter of 2010. These funds, along with the increase in Federal Home Loan Bank (FHLB) advances, were primarily used to purchase investment securities and, to a lesser extent, for loan originations. Total interest-bearing deposits averaged $1.51 billion for the second quarter of 2011, compared to $1.50 billion for the second quarter one year ago and average noninterest-bearing deposits increased by $45.4 million, or 13%, to $383.0 million. Short-term borrowings, which consist of overnight advances from the FHLB and a federal funds line of credit with another correspondent bank, averaged $158.1 million for the second quarter of 2011 versus $76.4 million for the same quarter of 2010.

The fully tax-equivalent yield on interest-earning assets for the second quarter of 2011 was 4.57%, a decrease of 34 bps from the comparable period in 2010. This decrease resulted primarily from lower yields on the Company's securities portfolio during the second quarter of 2011 as compared to the same period in 2010. Also contributing to the lower yield on interest-earning assets in 2011 was a shift in the mix of such assets. Average loans outstanding including loans held for sale as a percentage of average earning assets were 67% for the second quarter of 2011 as compared to 71% for the same period one year ago. Floating rate loans represented approximately 50% of our total loans receivable portfolio at June 30, 2011 as compared to 45% of total loans receivable at June 30, 2010.

As a result of the extremely low level of current general market interest rates, including the one-month London Interbank Offered Rate (LIBOR) and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout the second half of 2011.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2011 was 0.89%, compared to 1.09% for the second quarter of 2010. Our deposit cost of funds decreased 10 bps from 0.73% in the second quarter of 2010 to 0.63% for the second quarter of 2011. The average rate paid on deposits decreased across all categories during the second quarter of 2011 compared to second quarter of 2010. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on certain interest checking and money market deposit accounts. Both of these were in response to the continued low level of general market interest rates. At June 30, 2011, $436.8 million, or 23%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, the 30-day LIBOR interest rate or an internally managed index rate. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposits (CDs) that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on time deposits, including both retail and public, decreased by 37 bps from 2.19% for the second quarter of 2010 to 1.82% for the second quarter of 2011.

The average cost of short-term borrowings was 0.32% for the second quarter of 2011 as compared to 0.63% for the second of 2010. The decrease in the borrowing rate is the result of active management of the Company's borrowings whereby we have taken advantage of attractive short-term interest rates to structure a portfolio with laddered maturities and reduce our reliance on more expensive overnight funding. The average cost of long-term debt decreased from 6.83% for the second quarter of 2010 to 5.33% during the second quarter of 2011.  This change was the result of the prepayment of a $25.0 million FHLB convertible select borrowing during the fourth quarter 2010 which had a rate of 4.29% and was replaced at the end of the first quarter 2011 by another $25.0 million fixed rate FHLB borrowing with a rate of 1.01% and a two year final maturity. The aggregate average cost of all funding sources for the Company was 0.70% for the second quarter of 2011, compared to 0.87% for the same quarter of the prior year.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Interest-earning assets averaged $2.16 billion for the first six months of 2011, compared to $2.01 billion for the same period in 2010. For the same two periods, total loans receivable including loans held for sale, averaged $1.45 billion in 2011 and $1.44 billion in 2010. Total securities, including restricted investments in bank stock, averaged $707.9 million and $572.6 million for the first six months of 2011 and 2010, respectively.
The overall net growth in interest-earning assets was funded by an increase in the average balance of total noninterest-bearing deposits and an increase in average short-term borrowings. Total average deposits, including noninterest-bearing funds, increased by $37.0 million, or 2%, for the first six months of 2011 over the same period of 2010 from $1.83 billion to $1.87 billion. Short-term borrowings averaged $163.9 million and $63.9 million in the first six months of 2011 and 2010, respectively.
The fully tax-equivalent yield on interest-earning assets for the first six months of 2011 was 4.58%, a decrease of 35 bps versus the comparable period in 2010. This decrease primarily resulted from lower yields on the majority of our securities portfolio during the first six months of 2011 as compared to the same period in 2010, again, as a result of the lower level of general market interest rates present during 2011 versus the same period in 2010 combined with a shift in the mix of interest-earning assets as previously discussed.
The average rate paid on interest-bearing liabilities for the first six months of 2011 was 0.91%, compared to 1.13% for the first six months of 2010. Our deposit cost of funds decreased from 0.77% in the first six months of 2010 to 0.65% for the same period in 2011. The aggregate cost of all funding sources was 0.72% for the first six months of 2011, compared to 0.90% for the same period in 2010.

In the following table, nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 34% tax rate for both 2011 and 2010.

	Three months ended,						Six months ended,
	June 30, 2011			June 30, 2010			June 30, 2011			June 30, 2010
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$717,315	$5,599	3.12%	$582,558	$5,651	3.88%	$707,924	$10,994	3.11%	$571,928	$11,050	3.86%
Tax-exempt	—	—	—	—	—	—	—	—	—	673	20	6.13
Total securities	717,315	5,599	3.12	582,558	5,651	3.88	707,924	10,994	3.11	572,601	11,070	3.87
Federal funds sold	5,441	1	0.09	557	—	0.12	4,265	2	0.10	2,784	1	0.10
Total loans receivable	1,469,086	19,570	5.29	1,444,145	19,367	5.32	1,447,121	38,576	5.32	1,437,000	38,664	5.37
Total earning assets	$2,191,842	$25,170	4.57%	$2,027,260	$25,018	4.91%	$2,159,310	$49,572	4.58%	$2,012,385	$49,735	4.93%
Sources of Funds
Interest-bearing deposits:
Regular savings	$334,035	$370	0.44%	$340,056	$404	0.48%	$327,228	$728	0.45%	$331,696	$791	0.48%
Interest checking and money market	918,908	1,447	0.63	913,655	1,619	0.71	910,065	2,875	0.64	917,853	3,415	0.75
Time deposits	212,913	1,113	2.10	213,819	1,282	2.41	211,489	2,256	2.15	221,029	2,712	2.47
Public funds time	45,245	60	0.54	30,142	53	0.71	48,545	128	0.53	29,618	107	0.73
Total interest-bearing deposits	1,511,101	2,990	0.79	1,497,672	3,358	0.90	1,497,327	5,987	0.81	1,500,196	7,025	0.94
Short-term borrowings	158,061	127	0.32	76,388	121	0.63	163,929	337	0.41	63,882	187	0.58
Long-term debt	54,400	725	5.33	54,400	933	6.83	44,041	1,396	6.34	54,400	1,862	6.83
Total interest-bearing liabilities	1,723,562	3,842	0.89	1,628,460	4,412	1.09	1,705,297	7,720	0.91	1,618,478	9,074	1.13
Demand deposits (noninterest-bearing)	382,951			337,524			371,367			331,476
Sources to fund earning assets	2,106,513	3,842	0.73	1,965,984	4,412	0.90	2,076,664	7,720	0.75	1,949,954	9,074	0.94
Noninterest-bearing funds (net)	85,329			61,276			82,646			62,431
Total sources to fund earning assets	$2,191,842	$3,842	0.70%	$2,027,260	$4,412	0.87%	$2,159,310	$7,720	0.72%	$2,012,385	$9,074	0.90%

Net interest income and margin on a tax-equivalent basis		$21,328	3.87%		$20,606	4.04%		$41,852	3.86%		$40,661	4.03%
Tax-exempt adjustment		511			622			1,018			1,244
Net interest income and margin		$20,817	3.77%		$19,984	3.91%		$40,834	3.77%		$39,417	3.90%

Other Balances:
Cash and due from banks	$44,164			$44,736			$43,609			$43,780
Other assets	101,111			109,203			103,354			110,408
Total assets	2,337,117			2,181,199			2,306,273			2,166,573
Other liabilities	16,807			9,932			19,177			12,972
Stockholders' equity	213,797			205,283			210,432			203,647

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

Net interest income, on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show income as if it were taxable), for the second quarter of 2011 increased by $722,000, or 4%, over the same period in 2010. This increase resulted primarily from a reduction in interest rates paid on deposits and the replacement of convertible select debt at a lower cost, as discussed in the previous section of this Form 10-Q. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $25.2 million for the second quarter of 2011 and $25.0 million for the second quarter of 2010. Interest income on loans receivable including loans held for sale, increased by $203,000, or 1%, over the second quarter of 2010 from $19.4 million to $19.6 million. This was the result of an increase in the volume of average loans outstanding offset by a slight decrease of 3 bps in the yield on the total loan portfolio compared to the second quarter one year ago. Interest income on the investment securities portfolio decreased by $52,000 for the second quarter of 2011 as compared to the same period last year. The average balance of the investment portfolio increased $134.8 million for the second quarter of 2011 over the second quarter of 2010, which helped to partially offset the impact of a 76 bps decrease in average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with less extension risk and significantly lower credit risk.

Interest expense for the second quarter decreased $570,000, or 13%, from $4.4 million in 2010 to $3.8 million in 2011. Interest expense on deposits decreased by $368,000, or 11%, from the second quarter of 2010 while interest expense on short-term borrowings increased by $6,000, or 5%, for the same period. Interest expense on long-term debt decreased by $208,000, or 22%, as a result of the pay off of a $25 million five-year borrowing with a rate of 4.29% from the FHLB in the fourth quarter of 2010 and the subsequent addition of a $25.0 million two-year borrowing with a rate of 1.01% from the FHLB at the end of the first quarter 2011.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2011 increased by $1.2 million, or 3%, over the same period in 2010. Interest income on interest-earning assets totaled $49.6 million for the first six months of 2011, a decrease of $163,000 compared to the same period in 2010. Interest income on loans receivable, including loans held for sale on a tax-equivalent basis, decreased by $88,000 from the first six months of 2010 and interest income on investment securities and federal funds sold decreased by $76,000 compared to the same period last year. The decrease in interest income earned was the result of a shift in the mix of interest-earning assets as well as a decrease in the yield on those earning assets due to the continued low interest rate environment that has existed over the past two and a half years. Total interest expense for the first six months decreased $1.4 million, or 15%, from $9.1 million in 2010 to $7.7 million in 2011. Interest expense on deposits decreased by $1.0 million, or 15%, for the first six months of 2011 versus the same period of 2010. Interest expense on short-term borrowings increased by $150,000 for the first six months of 2011 compared to the same period in 2010. Interest expense on long-term debt totaled $1.4 million for the first six months of 2011, as compared to $1.9 million for the first six months of 2010. The decrease in interest expense on long-term debt was a result of the pay off of the previously mentioned convertible select borrowing from the FHLB in the fourth quarter of 2010, offset partially by the addition of a $25.0 million two-year borrowing with a rate of 1.01% from the FHLB at the end of the first quarter 2011. Overall, the decreases in interest income and interest expense directly relate to the lower level of general market interest rates present in the first six months of 2011 compared to the first six months of 2010.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.68% during the second quarter of 2011 compared to 3.82% during the same period in the previous year and was 3.67% during the first six months of 2011 versus 3.80% during the first half of 2010. Net interest margin represents the difference between interest income, including net loan fees earned and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 17 bps, from 4.04% for the second quarter of 2010 to 3.87% for the second quarter of 2011, as a result of the decreased yield on interest-earning assets, partially offset by the decrease in the cost of funding sources as previously discussed. For the first six months of 2011 and 2010, the fully tax-equivalent net interest margin was 3.86% and 4.03%, respectively.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $1.7 million to the allowance for loan losses for the second quarter of 2011 as compared to $2.6 million for the second quarter of 2010. The loan loss provision for the first six months was $3.5 million and $5.0 million for 2011 and 2010, respectively. The provision amount recorded in the second quarter was based upon management's allowance methodology which took into account the level of net charge-offs incurred during the quarter as well as an increase in loans outstanding. Nonperforming assets at June 30, 2011 totaled $53.5 million, or 2.24%, of total assets, down $6.2 million, or 10%, from $59.8 million, or 2.68%, of total assets at December 31, 2010 and down $17.1 million, or 24%, from $70.6 million, or 3.22%, of total assets at June 30, 2010. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the second quarter of 2011 were $1.8 million, or 0.50% (annualized), of average loans outstanding, compared to total net charge-offs of $1.6 million, or 0.45% (annualized), of average loans outstanding, for the same period in 2010. Of the $1.8 million net loan charge-offs, $1.0 million, or 55%, was associated with one commercial construction and land development loan; $644,000, or 35%, was associated with commercial and industrial loans; $172,000, or 9%, was associated with consumer loans and $40,000, or 2%, was associated with commercial real estate loans. The Bank also realized a $29,000 net recovery associated with residential loans. The $1.0 million charge-off on the construction and land development loan relationship had been specifically reserved for in prior periods.

Net charge-offs for the first six months of 2011 were $3.4 million, or 0.48% (annualized), of average loans outstanding, compared to net charge-offs of $3.2 million, or 0.45% (annualized), of average loans outstanding for the same period in 2010. Of the $3.4 million net loan charge-offs, approximately $1.4 million, or 41%, was associated with commercial construction and land development loans; $860,000, or 25%, was associated with commercial and industrial loans; $601,000, or 18%, was associated with consumer loans; $470,000, or 14%, was associated with commercial real estate loans; and $72,000, or 2%, was associated with residential loans.

Approximately $2.7 million, or 79%, of total net charge-offs for the first six months of 2011 were associated with a total of nine different relationships for which the Bank, upon determining the current value of the underlying collateral during the year, charged down the loans to their current fair value. See the latter part of the Loan and Asset Quality section of this Form 10-Q for further detail of the Bank's procedures for appraisals and analysis.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.49% at June 30, 2011 as compared to 1.57% at December 31, 2010 and to 1.12% at June 30, 2010. The nonperforming loan coverage, defined as the allowance for loan losses as a percentage of total nonperforming loans, was 48% as of June 30, 2011 compared to 41% at December 31, 2010 and to 26% at June 30, 2010.

Noninterest Income

Noninterest income for the second quarter of 2011 increased by $897,000, or 12%, over the same period in 2010. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges and fees, totaled $7.0 million, for the second quarter of 2011, an increase of $194,000, or 3%, over the second quarter of 2010. Gains on the sales of loans totaled $1.1 million for the second quarter of 2011 as compared to gains of $133,000 for the same period one year ago. Gains on the sale of loans for both the second quarter and the first half of 2011 included sales of both Small Business Administration (SBA) loans and residential loans whereas gains for the same two periods of 2010 were associated with the sale of residential loans only. During the second quarter of 2011, the Company recorded gains of $309,000 on sales of investment securities compared to gains of $298,000 during the second quarter of 2010. Also, in the second quarter of 2011, the Company recognized a $315,000 charge for credit related OTTI on four private-label CMOs compared to $3,000 on one private-label CMO during the second quarter 2010. Further detailed discussion of impairment on securities can be found in Note 8 of this Form 10-Q.

Noninterest income for the first six months of 2011 increased by $2.9 million, or 22%, over the same period in 2010. Service charges, fees and other operating income increased 7%, from $12.9 million for the first six months of 2010 to $13.7 million in the first six months of 2011. Gains on the sale of loans were $2.3 million during the first six months of 2011 compared to $327,000 in the same period of 2010. The increase was the result of a higher level of loan sales in the first quarter of 2011 compared to the same period of 2010 combined with a modification made by the SBA on January 28, 2011 to the Secondary Participation Guarantee Agreement to remove the warranty provisions from the agreement among other changes. During the first six months of 2010 the gains were deferred for 90 days compared to the first six months of 2011 when the gains were recognized upon sale. Included in noninterest income for the first six months of 2011 was a $315,000 charge for OTTI on private-label CMOs in the Bank's investment portfolio compared to a $916,000 charge for the first six months of 2010.  In the first six months of 2011 this charge was offset by $343,000 of gains on sales of securities compared to a $919,000 gain in the first six months of 2010.

Noninterest Expenses

Second Quarter 2011 compared to Second Quarter 2010

For the second quarter of 2011, noninterest expenses increased by $100,000 over the same period in 2010. The Company experienced a lower level of noninterest expenses in most major categories during the second quarter 2011 compared to the same period in 2010.  Costs associated with foreclosed real estate as well as problem loans were down significantly compared to the second quarter 2010.  Consulting fees as well as legal fees were also down measurably for the quarter compared to the same period last year.  The positive variances were offset by the Company expensing $1.7 million during the second quarter of 2011 associated with modifications to its logo and overall brand enhancement. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2011 and June 30, 2010 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $123,000, or 1%, for the second quarter of 2011 compared to the second quarter of 2010. The Company experienced a reduction in total salary expense during the second half of 2010 which continued into the first half of 2011 as a result of a decrease in the number of full time equivalent employees from 910 during the second quarter of 2010 to 898 during the second quarter of 2011.  The reduction of salary expense was partially offset by an increase in health care costs and other benefits for employees in the second quarter 2011 over the second quarter of 2010.

Occupancy expenses totaled $2.2 million for the second quarter of 2011, an increase of $68,000, or 3%, over the second quarter of 2010. Furniture and equipment expenses increased 9%, or $132,000, over the second quarter of 2010, primarily related to a loss on disposal of certain fixed assets which are no longer being utilized.

The Company expensed $1.7 million of costs during the second quarter of 2011 associated with modifications to its logos and with overall brand enhancement.  The logo modifications were related to the settlement reached with another financial institution which dismissed a trademark infringement action brought against Metro Bank in June 2009. The large majority of logo modification-related expenses have been recorded in the second quarter and any remaining future costs related to this issue are not expected to be material.

Advertising and marketing expenses totaled $350,000 for the three months ending June 30, 2011, a decrease of $260,000, or 43%, compared to the same period in 2010. Advertising and marketing expenses for the second quarter of 2011 were lower due to a reduction in the level of general advertising while the Company modified its logo. General advertising and marketing expenses are expected to return to normal levels during the second half of 2011.

Data processing expenses increased by $436,000, or 13%, in the second quarter of 2011 over the three months ended June 30, 2010. The additional expense was due to the following: one-time charges for additional services from a third-party vendor, an increase in license fees and costs associated with the additional volume of transactions in both the statement rendering services and automated teller machine (ATM)/Checkcard processing. The Company expects data processing expenses incurred in the third and fourth quarters of 2011 to be lower than those of the second quarter and more in line with the level incurred during the first quarter of 2011.

Regulatory assessments and related fees of $856,000 during the second quarter of 2011 were $189,000, or 18%, lower compared to the same period in 2010.  Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the Company's decrease in regulatory expenses.

Loan expense totaled $83,000 for the second quarter of 2011, a decrease of $347,000, or 81%.  The decrease is primarily a result of a reduction of expenses relating to loans in process of collection along with the partial recovery of certain costs associated with problem loans which were expensed in prior periods.

Foreclosed real estate expenses totaled $18,000 during the second quarter of 2011, an decrease of $363,000, or 95%, from the same quarter in 2010. During the second quarter of 2010, the Bank wrote down the balance of seven foreclosed assets by a total of $154,000. No foreclosed assets were written down during this period in 2011. Lower operating costs and taxes on the remaining foreclosed real estate properties during the second quarter of 2011 compared to second quarter of 2010 also contributed to the decrease.

Consulting fees decreased by $544,000, or 57%, during the second quarter of 2011 to $416,000 as compared to the same quarter in 2010. In 2010, consultants were hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act (BSA) and Office of Foreign Assets Control (OFAC). The primary engagements that the consultants were hired for have been completed. It is anticipated that the level of consulting services needed in the second half of 2011 will be lower than the level incurred during the second half of 2010.

Total other noninterest expenses of $2.5 million decreased by $392,000, or 14%, for the three-month period ended June 30, 2011, compared to the same period in 2010. The reduction primarily related to a decrease in legal expenses during the second quarter 2011 compared to the second quarter 2010.  In addition, the Company recorded expense in 2010 related to a canceled potential branch site.

 Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

For the first six months of 2011, noninterest expenses increased by $532,000, or 1%, over the same period in 2010. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits were flat for the first six months of 2011 compared to the first six months of 2010. The year over year reduction in the level of employees, as previously discussed, accounted for a reduction in total salary costs. The reduction of salary expense was offset by an increase in health care costs and other benefits for employees in the second half of 2011 over the second half of 2010.

Occupancy expenses totaled $4.7 million for the first six months of 2011, an increase of $245,000, or 6%, over the first six months of 2010. The Company experienced a general overall increase in occupancy costs for its 33 stores, loan production offices and headquarters. Furniture and equipment expenses increased 13%, or $323,000, over the first six months of 2010 due to the previously discussed loss on the disposal of fixed assets combined with increased levels of depreciation expense on assets related to disaster recovery and security initiatives, that were put into service over the past twelve months.

Advertising and marketing expenses totaled $749,000 for the six months ending June 30, 2011, an decrease of $693,000, or 48%, from the same period in 2010. Advertising efforts were minimized during the first half of 2011 as the Company focuses its efforts on brand enhancement and logo modification as previously discussed. The Company expects an increase in general advertising expenses in future periods.

Data processing expenses totaled $7.2 million, an increase of $691,000, or 11%, for the first six months of 2011 over the six months ended June 30, 2010. The majority of the increase is related to the events of the second quarter as detailed above for data processing costs for the three months ended June 30, 2011.

Regulatory assessments and related fees of $1.9 million during the first half of 2011 were $273,000, or 12%, lower compared to the same period in 2010.  Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the majority of the Company's decrease in regulatory expenses for the first half of 2011.

Loan expense totaled $407,000 for the first half of 2011, a decrease of $375,000, or 48%, compared to the same period in 2010.  The decrease is primarily a result of a reduction of expenses relating to loans in process of collection along with the recovery of costs associated with problem loans which were expensed in prior periods.

Foreclosed real estate expenses of $1.1 million increased by $121,000, or 13%, during the first half of 2011 compared to the same period in 2010. This was primarily the result of the write-down of one particular foreclosed asset by $900,000 in the first quarter of 2011 due to recent offer prices on the subject property as well as write-downs on five other properties totaling $118,000 during the first half of 2011 compared to the write-down of one particular foreclosed asset by $243,000 in the first quarter of 2010 and 12 other properties totaling $289,000 during the first half of 2010. The increase in the total amount of write-downs in 2011 over 2010 were partially offset by a reduction of foreclosed real estate operating expenses during the first half of 2011 compared to the first half of 2010.

Consulting fees decreased by $879,000, or 52%, during the first half of 2011 to $823,000 compared to the same period one year ago. The decrease is related to the much lower need for consulting services in 2011 compared to the level utilized in 2010 in assisting the Bank with its procedures and controls to ensure compliance with BSA and OFAC.

Other noninterest expenses decreased by $288,000, or 5%, for the six-month period ending June 30, 2011, compared to the same period in 2010. This is primarily due to the expense the Company recorded in 2010 relating to a canceled potential branch site of which it did not have any corresponding costs in 2011.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the second quarters of 2011 and 2010 this ratio equaled

2.53% and 3.17%, respectively. For the six-month period ending June 30, 2011, the ratio equaled 2.72% compared to 3.27% for the six-month periods ending June 30, 2010.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring as detailed above) to net interest income plus noninterest income (less nonrecurring). For the quarter ended June 30, 2011, the operating efficiency ratio was 79.0%, compared to 90.0% for the similar period in 2010. The decrease in the operating efficiency ratio for the second quarter of 2011 primarily relates to the 6% increase in total revenues in 2011 combined with a flat level of noninterest expenses for the same two comparative periods. This ratio equaled 82.9% for the first half of 2011, compared to 91.9% for the first half of 2010. The decrease in the efficiency ratio for the six months ended June 30, 2011 versus June 30, 2010 was due to an 8% increase in total revenues combined with only a 1% increase in noninterest expenses.

Provision (Benefit) for Federal Income Taxes

The provision for federal income taxes was $660,000 for the second quarter of 2011, compared to a tax benefit for federal income taxes of $238,000 for the same period in 2010. For the six months ended June 30, the tax expense was $1.0 million for 2011 compared to a tax benefit of $1.1 million in 2010. The 2010 provision included a $256,000 tax benefit the Company recorded during the first quarter of 2010 for merger-related expenses that were not deductible in previous periods. In addition, tax-exempt income was $339,000 lower in the first half of 2011 compared to the first half of 2010. The Company's statutory tax rate was 34% in both 2011 and 2010.

Net Income and Net Income per Share

Net income for the second quarter of 2011 was $2.0 million, compared to $360,000 recorded in the second quarter of 2010. The increase was due to an $833,000 increase in net interest income, an $897,000 increase in noninterest income and a $900,000 decrease in the provision for loan losses partially offset by a $100,000 increase in noninterest expense and an $898,000 increase in the provision for income taxes.

Net income for the first six months of 2011 was $3.5 million, an increase of $3.2 million, or 863%, over the $366,000 of net income recorded in the first six months of 2010. The increase was due to a $1.4 million increase in net interest income, a $1.5 million decrease in the provision for loan losses and a $2.9 million increase in noninterest income partially offset by a $532,000 increase in noninterest expenses and a $2.1 million increase in the provision for income taxes.

Basic and diluted net income per common share was $0.14 for the second quarter of 2011, compared to basic and diluted net income per common share of $0.02 for the second quarter of 2010. For the first half of 2011, both basic and fully-diluted net income per common share was $0.25 compared to basic and fully-diluted net income per common share of $0.02, for both the three months and six months ended June 30, 2010, respectively.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2011 was 0.34%, compared to 0.07% for the second quarter of 2010. The ROA for the first six months in 2011 and 2010 was 0.31% and 0.03%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 3.74% for the second quarter of 2011, compared to 0.70% for the second quarter of 2010. The ROE for the first six months of 2011 was 3.38%, compared to 0.36% for the first six months of 2010.

FINANCIAL CONDITION

Securities

During the first six months of 2011, the total investment securities portfolio increased by $48.1 million from $665.6 million to $713.6 million. The unrealized gain/loss position on AFS securities improved by $8.6 million from an unrealized loss of $8.5 million at December 31, 2010 to an unrealized gain of $44,000 at June 30, 2011, as increased market prices resulted in an increase to the fair market value of securities within the Bank's portfolio.

Sales of securities with a market value of $125.3 million occurred during the first six months of 2011 with the Bank realizing net gains of $343,000. No bonds were called during the first half of 2011.

During the first six months of 2011, the fair value of the Bank's AFS securities portfolio increased by $50.2 million, from $438.0 million at December 31, 2010 to $488.3 million at June 30, 2011. The change was a result of purchases of new securities totaling $196.2 million, partially offset by $125.3 million of securities sold, principal pay downs of $28.2 million and the previously mentioned improvement of $8.6 million in the unrealized gain/loss position on the portfolio. The AFS portfolio is comprised of U.S. Government agency securities, agency residential mortgage-backed securities (MBSs), agency CMOs and private-label CMO securities. At June 30, 2011, the after-tax unrealized gain on AFS securities included in stockholders' equity totaled $29,000, compared to an unrealized loss of $5.6 million at December 31, 2010. The weighted-average life of the AFS portfolio was approximately 4.5 years at both June 30, 2011 and at December 31, 2010. The duration was 3.8 years at June 30, 2011 compared to 3.5 years at December 31, 2010. The current weighted-average yield was 2.86% at June 30, 2011 compared to 3.25% at December 31, 2010.

During the first six months of 2011, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $2.2 million from $227.6 million to $225.4 million. The decrease was the result of principal pay downs of $12.1 million which were partially offset by new purchases of $10.0 million. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs and one corporate debt security. The weighted-average life of the HTM portfolio at June 30, 2011 was 8.8 years compared to 9.1 years at December 31, 2010. The duration was 6.9 years at June 30, 2011 compared to 7.0 years at December 31, 2010. The current weighted-average yield was 3.72% at June 30, 2011 compared to 3.86% at December 31, 2010.

The average fully tax-equivalent yield on the combined investment securities portfolio as of June 30, 2011 was 3.11% as compared to 3.87% as of June 30, 2010.

As mentioned above, the Bank's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations and private-label CMOs. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many types of CMOs. The unrealized losses in the Company's investment portfolio at June 30, 2011 are associated with two different types of securities. The first type includes nine agency debentures, four residential MBSs and 13 government agency sponsored CMOs. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates, including LIBOR and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the sole corporate bond is a shorter-term holding in an investment grade company.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.

Private-label CMOs were the second type of security in the Company's investment portfolio with unrealized losses at June 30, 2011. As of June 30, 2011, the Company owned seven private-label CMO securities with unrealized loss positions in its investment portfolio with a total amortized cost of $23.5 million. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans, selected residential mortgage loans and SBA loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. These loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At June 30, 2011 and December 31, 2010, there were no past due or impaired residential mortgage loans held for sale. In previous years as well as for the first quarter of 2011, the Company was originating SBA loans with the intent to sell the guaranteed portion of the loans. The Company received proceeds of $12.1 million in SBA loans and recognized a gain of $950,000 during the first six months of 2011. On January 28, 2011, the SBA modified the Secondary Participation Guarantee Agreement to remove the warranty provisions from the agreement among other changes.  Therefore Metro was able to recognize the gains on the sales of held for sale SBA loans during the same quarter the loans were sold.  During the second quarter of 2011, as a result of a much lower level of SBA loan originations in 2011 compared to 2010, the Company's management made the decision to hold SBA loans in the Company's loan receivable portfolio unless or until the Company's management determines a sale of certain loans is appropriate. At the time such a decision would be made, the SBA loans will be moved from the loans receivable portfolio to the loans held for sale portfolio. As of June 30, 2011 there remained one SBA loan in the held for sale portfolio.

Total loans held for sale were $8.8 million at June 30, 2011 and $18.6 million at December 31, 2010. At June 30, 2011, loans held for sale were comprised of $5.5 million of student loans, $2.6 million of residential mortgages and $670,000 of SBA loans as compared to $6.0 million of student loans, $5.2 million of SBA loans and $7.4 million of residential mortgages at December 31, 2010. The decrease was primarily the result of Metro's strategic decision to now record and hold SBA loans in the Company's loan portfolio as mentioned above. In addition, principal sales of $37.7 million were partially offset by $27.9 million in new residential loan originations during the first six months of 2011.

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

During the first six months of 2011, total gross loans receivable increased by $77.5 million, or 6% (non-annualized), from $1.38 billion at December 31, 2010 to $1.46 billion at June 30, 2011. Gross loans receivable represented 77% of total deposits and 61% of total assets at June 30, 2011, as compared to 75% and 62%, respectively, at December 31, 2010.

The following table reflects the composition of the Company's loan portfolio as of June 30, 2011 and 2010, respectively.

(dollars in thousands)	June 30, 2011	% of Total	June 30, 2010	% of Total	$ Change	% Change
Commercial and industrial	$357,652	24%	$364,931	25%	$(7,279)	(2)%
Commercial tax-exempt	83,711	6%	102,270	7%	(18,559)	(18)%
Owner occupied real estate	269,637	19%	251,759	17%	17,878	7%
Commercial construction and land development	122,308	8%	122,551	9%	(243)	—%
Commercial real estate	341,961	23%	308,889	22%	33,072	11%
Residential	80,481	6%	85,533	6%	(5,052)	(6)%
Consumer	200,938	14%	205,164	14%	(4,226)	(2)%
Gross loans	1,456,688	100%	1,441,097	100%	$15,591	1%
Less: Allowance for loan losses	21,723		16,178
Net loans receivable	$1,434,965		$1,424,919

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. The table below presents information regarding nonperforming assets at June 30, 2011 and the previous four quarters.

(dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Nonaccrual loans:
Commercial and industrial	$19,312	$22,454	$23,103	$21,536	$25,327
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	2,450	4,552	4,318	7,311	7,653
Commercial construction and land development	12,629	13,674	14,155	15,120	17,879
Commercial real estate	5,125	5,043	5,424	6,016	7,166
Residential	3,663	3,833	3,609	3,694	2,904
Consumer	2,310	2,357	1,579	1,871	1,437
Total nonaccrual loans	45,489	51,913	52,188	55,548	62,366
Loans past due 90 days or more and still accruing	—	90	650	628	687
Renegotiated loans	—	—	177	178	171
Total nonperforming loans	45,489	52,003	53,015	56,354	63,224
Foreclosed real estate	8,048	6,138	6,768	6,815	7,367
Total nonperforming assets	$53,537	$58,141	$59,783	$63,169	$70,591
Nonperforming loans to total loans	3.12%	3.59%	3.84%	4.04%	4.39%
Nonperforming assets to total assets	2.24%	2.51%	2.68%	2.83%	3.22%
Nonperforming loan coverage	48%	42%	41%	38%	26%
Nonperforming assets / capital plus allowance for loan losses	22%	25%	26%	27%	31%

Nonperforming assets at June 30, 2011, were $53.5 million, or 2.24% of total assets, as compared to $59.8 million, or 2.68% of total assets, at December 31, 2010 and compared to $70.6 million, or 3.22%, at June 30, 2010.

Total nonperforming loans (nonaccrual loans, loans past due 90 days and still accruing interest and renegotiated loans) were $45.5 million at June 30, 2011 down from $53.0 million at December 31, 2010 and down from $63.2 million at June 30, 2010. The decrease was the result of a continued decline in the level of nonaccrual loans experienced by Metro over each of the past four consecutive quarters.

Nonaccrual loans decreased from $62.4 million at June 30, 2010 to $45.5 million at June 30, 2011, a 27% decrease.  This decrease resulted from a combination of charge-offs, pay downs and transfers to foreclosed assets, partially offset by additions to nonaccrual status. Nonaccrual commercial loans consisted of 46 relationships at June 30, 2011 and 44 relationships at June 30, 2010. Commercial loans were 89% of the additions to nonaccrual loan balances over the past twelve months and the remaining 11% represents consumer loans.

During the second quarter of 2011, total nonaccrual loans decreased $6.4 million from $51.9 million at March 31, 2011 to $45.5 million, a 12% decrease. The decrease during the quarter is primarily the result of $5.1 million in pay downs or upgrades, $3.0 million of loans that were transferred to foreclosed real estate and total net charge-offs of $1.8 million partially offset by $3.5 million in additions to nonaccrual. A pay down of $4.0 million was received on one commercial relationship during the quarter. Total net charge-offs of $1.0 million, or 55%, were associated with one commercial construction and land development loan; $644,000, or 35%, was associated with commercial and industrial loans; $40,000, or 2%, was associated with commercial real estate loans; $172,000, or 9%, was associated with consumer loans. The Bank also realized a recovery of $29,000 associated with residential loans. The net charge down of three commercial relationships totaling $1.6 million accounted for the majority of charge down activity for the second quarter. The $1.0 million charge-off for the commercial construction and land development loan had been specifically allocated for in prior periods. The additions to nonaccrual consisted of 24 loans, the largest being $1.4 million, with an average balance of $147,000 per loan.The largest loan added was secured by business assets and real estate. The business assets were sold and the proceeds were applied to the loan balance and the Bank accepted a deed in lieu of foreclosure for the real estate collateral.

The table below and discussion that follows provide additional details of the components of our nonaccrual commercial and industrial and commercial construction and land development loans, our two largest nonaccrual categories.

	Nonaccrual Loans
(dollars in thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Commercial and Industrial:
Number of loans	59	57	53	55	58
Number of loans greater than $1 million	4	5	6	4	4
Average outstanding balance of those loans:
Greater than $1 million	$3,298	$3,258	$2,954	$3,803	$4,443
Less than $1 million	$111	$119	$118	$129	$145
Commercial Construction and Land Development:
Number of loans	8	8	8	9	10
Number of loans greater than $1 million	5	5	5	5	6
Average outstanding balance of those loans:
Greater than $1 million	$2,331	$2,540	$2,560	$2,614	$2,592
Less than $1 million	$325	$325	$452	$474	$523

At June 30, 2011, 59 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $3,100 to $5.4 million. Of the 59 loans, four loans were in excess of $1.0 million each and aggregated to $13.2 million, or 68%, of total nonaccrual commercial and industrial loans. The average outstanding balance was $3.3 million per loan. The remaining 55 loans account for the difference at an average outstanding balance of $111,000 per loan.

There were eight loans in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $4.8 million. Of the eight loans, five loans were in excess of $1.0 million each and aggregated to $11.7 million, or 92%, of total nonaccrual commercial construction and land development loans, with an average outstanding balance of $2.3 million per loan. The remaining three loans account for the difference at an average outstanding balance of $325,000 per loan.

At December 31, 2010, 53 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $2,000 to $5.6 million and eight loans were in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $4.8 million. Of the 53 commercial and industrial loans, six of the loans were in excess of $1.0 million each and totaled $17.7 million, or 77%, of the nonaccrual balances for this category with an average outstanding balance of $3.0 million per loan. The remaining 47 loans account for the difference at an average outstanding balance of $118,000 per loan. Of the eight nonaccrual commercial construction and land development loans, five loans, were in excess of $1.0 million each and totaled $12.8 million, or 90%, of nonaccrual balances for this loan category, with an average outstanding balance of $2.6 million per loan. The remaining three loans account for the difference at an average outstanding balance of $452,000 per loan.

There were no loans past due 90 days or more and still accruing at June 30, 2011 compared to $650,000 at December 31, 2010 and $687,000 at June 30, 2010.  There were no renegotiated loans at June 30, 2011 compared to $177,000 at December 31, 2010 and $171,000 at June 30, 2010. Any loans that were renegotiated during the current year are classified as non accrual until the borrower consistently makes payments for at least six months.

While it is difficult to forecast nonperforming loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.

Foreclosed real estate totaled $8.0 million at June 30, 2011 and $6.8 million at December 31, 2010 compared to $7.4 million one year ago. The increase in foreclosed real estate during the first six months of 2011 is the result of the transfer of 13 properties into this category totaling approximately $4.0 million, partially offset by the sale of 11 properties for total net proceeds of $1.5 million, additional write-downs of $1.0 million on six properties and two pay downs totaling $267,000.

Impaired loans and other loans related to the same borrowers totaled $49.2 million at June 30, 2011 with an aggregate specific allocation of $3.2 million compared to impaired loans of $71.8 million at December 31, 2010 with $3.6 million aggregate specific allocation. Substandard accruing loans considered impaired as of December 31, 2010 that were no longer considered to be impaired at June 30, 2011 totaled $16.8 million. After further analysis of these loans during the first quarter of 2011, management determined they no longer met the definition of impaired. Relationships classified as other problem loans were comprised of $41.4 million of special mention rated loans and $26.6 million of substandard accruing loans at June 30, 2011. At June 30, 2011, $26.6 million of substandard accruing loans were included in the general pool of loans to determine the adequacy of the allowance for loan losses.  At December 31, 2010, none of the Company's $19.5 million of substandard accruing loans were included in the general pool and were individually analyzed to determine whether a specific allocation was required. During the first six months of 2011, there was one loan added totaling $57,000 requiring a specific allocation and one loan which required an additional allocation of $500,000 that was subsequently written down by $1.0 million during the second quarter. In addition, our internal loan review department evaluates other problem loans risk rated as special mention and substandard accrual in order to determine the adequacy of the allowance for loan losses.

The Bank obtains third-party appraisals by a Bank approved certified general appraiser on nonperforming loans secured by real estate at the time the loan is determined to be nonperforming. Appraisals are ordered by the Bank's Real Estate Loan Administration Department which is independent of the loan production function. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.

The charge down of any nonperforming loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal on valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

The Bank also considers the volatility of the fair value of the collateral, timing and reliability of the appraisal, timing of the third party's inspection of the collateral, confidence in the Bank's lien on the collateral, historical losses on similar loans and other factors based on the type of real estate securing the loan. As deemed necessary, the Bank will perform inspections of the collateral to determine if an adjustment of the value of the collateral is necessary.

Partially charged off loans with an updated appraisal remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or classification as a renegotiated loan, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

The Bank may create a specific reserve for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. These circumstances are often credits in transition or in which a legal matter is pending. In these instances, the Bank has determined that a loss is possible but not imminent based upon available information surrounding the credit at the time of the analysis, however management believes a reserve is appropriate to acknowledge the potential risk of loss.

Management's Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes to the best of its knowledge, that the allowance for loan losses remains adequate for the level of risk inherent in these loans at June 30, 2011.

As a result of continued economic conditions affecting unemployment, consumer spending, home sales and collateral values, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the foreseeable future.

Allowance for Loan Losses

The Company recorded provisions of $1.7 million to the allowance for loan losses during the second quarter of 2011, compared to $2.6 million for the second quarter of 2010. Net charge-offs for the three months ended June 30, 2011 were $1.8 million, or 0.50% (annualized), of average loans outstanding compared to $1.6 million, or 0.45% (annualized), of average loans outstanding in the same period of 2010.

During the first six months of 2011 the Company recorded provisions of $3.5 million to the allowance for loan losses compared to $5.0 million for the six months of 2010. Net charge-offs for the six months ended June 30, 2011 were $3.4 million, or 0.48% (annualized), of average loans outstanding compared to $3.2 million, or 0.45% (annualized), of average loans outstanding in the same period of 2010.

The allowance for loan losses as a percentage of total loans receivable was 1.49% at June 30, 2011, compared to 1.57% at

December 31, 2010; the decrease was primarily due to the increase in loan balances outstanding during the same period while the overall reserve balance remained the same at the end of both periods.

The following table sets forth information regarding the Company's provision and allowance for loan losses for the second quarter of 2011.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at April 1	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850
Provision charged to operating expenses	734	(2)	52	375	492	(52)	184	(83)	1,700
Recoveries of loans previously charged-off	15	—	—	—	2	29	32	—	78
Loans charged-off	(659)	—	—	(1,000)	(42)	—	(204)	—	(1,905)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Net charge-offs (annualized) as a percentage of average loans outstanding									0.50%
Allowance for loan losses as a percentage of period-end loans									1.49%

The following table sets forth information regarding the Company's provision and allowance for loan losses for the first six months of 2011.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	132	(5)	86	1,353	1,503	68	672	(317)	3,492
Recoveries of loans previously charged-off	53	—	—	—	8	29	34	—	124
Loans charged-off	(913)	—	(2)	(1,382)	(478)	(101)	(635)	—	(3,511)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Net charge-offs (annualized) as a percentage of average loans outstanding									0.48%
Allowance for loan losses as a percentage of period-end loans									1.49%

The following table sets forth information regarding the Company's provision and allowance for loan losses for certain periods of 2010.

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$15,178	$14,391
Provision charged to operating expenses	2,600	5,000
Recoveries of loans previously charged-off	231	276
Loans charged-off	(1,831)	(3,489)
Balance at end of period	$16,178	$16,178
Net charge-offs (annualized) as a percentage of average loans outstanding	0.45%	0.45%
Allowance for loan losses as a percentage of period-end loans	1.12%	1.12%

Premises and Equipment

During the first six months of 2011, premises and equipment decreased by $3.5 million, or 4%, from $88.2 million at December 31, 2010 to $84.6 million at June 30, 2011. This decrease was primarily due to depreciation and amortization of $3.3 million on existing assets. The Company purchased $1.0 million in new assets primarily related to its rebranding process and consequently disposed of signage assets. The loss is reflected in the branding line item on the income statement.

Deposits

Total deposits at June 30, 2011 were $1.89 billion, up $59.2 million, or 3%, over total deposits of $1.83 billion at December 31, 2010 and up $57.8 million, or 3%, over June 30, 2010. Core deposits totaled $1.84 billion at June 30, 2011, compared to $1.77 billion at December 31, 2010 and were up $56.0 million, or 3%, over the previous twelve months. Total noninterest-bearing deposits increased by $49.0 million, or 14%, from $341.0 million at December 31, 2010 to $390.0 million at June 30, 2011 and total interest-bearing deposits increased by $10.2 million over the same period. Specifically, savings deposits increased by $34.2 million in the first six months of 2011, while conversely, demand interest-bearing and time deposits decreased by $11.2 million and $12.9 million, respectively, for the first six months of 2011. Core noninterest-bearing deposits grew $44.1 million, or 13%, from June 30, 2010 to June 30, 2011. Likewise, core savings deposits increased by $18.0 million, or 6%, over the same period. The Bank's total cost of core deposits, excluding time deposits, for the second quarter of 2011 was 0.45%, compared to 0.51% for the same period one year ago. The cost of total core deposits for the second quarter of 2011 was 0.64%, down 9 bps, or 12%, from the same period in 2010.

The average balances and weighted-average rates paid on deposits for the first six months of 2011 and 2010 are presented in the table below.

	Six Months Ending June 30,
	2011		2010
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$371,367		$331,476
Interest-bearing (money market and checking)	910,065	0.64%	917,853	0.75%
Savings	327,228	0.45	331,696	0.48
Time deposits	260,034	1.85	250,647	2.27
Total deposits	$1,868,694		$1,831,672

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At June 30, 2011, short-term borrowings totaled $160.0 million as compared to $140.5 million at December 31, 2010. Average short-term borrowings for the first six months of 2011 were $163.9 million as compared to $63.9 million for the first six months of 2010. The increase in short-term borrowings, along with deposit growth was used to fund the increase in securities and loans. The average rate paid on the short-term borrowings was 0.41% for the first six months of 2011 compared to 0.58% for the first six months of 2010.

Long-Term Debt

Long-term debt totaled $54.4 million at June 30, 2011 and $29.4 million at December 31, 2010. As of June 30, 2011, our long-term debt consisted of $29.4 million of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries and a $25.0 million fixed borrowing at 1.01% from the FHLB. At June 30, 2011, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary.

Stockholders' Equity and Capital Adequacy

At June 30, 2011, stockholders' equity totaled $217.1 million, up $11.7 million, or 6%, over $205.4 million at December 31, 2010. Stockholders' equity at June 30, 2011 included $29,000 of unrealized gains and at December 31, 2010 included $5.6 million of unrealized losses, net of income tax expense, on securities available for sale. Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the "leverage ratio," requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2011, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated.

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Total Capital	15.44%	15.83%	13.85%	14.06%	8.00%	10.00%
Tier 1 Capital	14.19	14.58	12.60	12.81	4.00	6.00
Leverage ratio (to total average assets)	10.47	10.68	9.29	9.38	4.00	5.00

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next twenty-four months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects up to a 500 bp increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. This represents a change from last year where the Bank modeled a plus 300 bp scenario as an increasing rate environment projection.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in a plus 500 is within 6% of net interest income in a flat rate scenario in the first year and 7% using a two-year planning window. In a minus 100 bp scenario, net interest income volatility is considered acceptable if it is within 4% of net interest income in a flat rate scenario in the first year and 5% using a two-year planning window.

The following table compares the impact on forecasted net interest income at June 30, 2011 of a plus 500 and minus 100 bp change in interest rates to the impact at June 30, 2010 in a plus 300 and a minus 100 bp scenario.

	June 30, 2011		June 30, 2010
	12 Months	24 Months	12 Months	24 Months
Plus 500	(0.8)%	5.2%	—	—
Plus 300	—	—	1.0%	5.4%
Minus 100	(3.0)	(3.7)	(1.4)	(2.8)

Management continues to evaluate strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of a portion of our AFS investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings extending the maturity structure of the Bank's short-term borrowing position or fixing the cost of our short-term borrowings.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off balance sheet items. The model calculates the market value of our assets and liabilities in the current rate scenario and then compares the market value given an immediate 500 bp increase and a 100 bp decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if an immediate 500 bp increase in rates would result in a loss of more than 40% of the market value calculated in the current rate scenario, or if an immediate 100 bp decrease in rates would result in a loss of more than 30% of market value calculated in the current rate scenario.  At June 30, 2011 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 500 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2011 provide an accurate assessment of our interest rate risk.  At June 30, 2011, the average life of our core deposition transaction accounts was 8.4 years.

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

The Company's investment portfolio maintains a significant portion of its holdings in MBSs and CMOs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The Company relies upon a well-structured, well-diversified portfolio of securities to provide sufficient liquidity regardless of the direction of interest rates. Additionally, the fair market value of the Company's AFS portfolio increased from $438.0 million as of December 31, 2010 to $488.3 million as of June 30, 2011, although it does not intend selling investments to meet liquidity needs.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include a $15 million line of credit through the Atlantic Central Bankers Bank (ACBB) and $501.5 million of borrowing capacity at the FHLB. In addition we have the ability to borrow at the Federal Reserve Bank Discount Window. At June 30, 2011, our total potential liquidity through FHLB and ACBB secondary sources was $516.5 million, of which $331.5 million was available, as compared to $388.4 million available out of our total potential liquidity of $528.9 million at December 31, 2010. The $12.4 million decrease in potential liquidity was mainly due to a decrease in the borrowing capacity at the FHLB as a result of the bank's lower level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag. Utilization of this capacity was increased as average borrowings through the FHLB totaled $183.1 million in the second quarter of 2011 compared to $174.0 million in the first quarter of 2011 and compared to $101.4 million during the second quarter of 2010.

As a result of Metro Bank entering into a Consent Order with both the FDIC and the Pennsylvania Department of Banking on April 29, 2010, the FHLB has temporarily placed a soft cap limit on the Bank's available borrowing level to 50% of the Bank's normal maximum borrowing capacity. Therefore, at June 30, 2011, the maximum borrowing capacity that the Bank can borrow through the FHLB was limited to $250.7 million without prior approval, of which $65.7 million was currently available.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

No items to report for the quarter ended June 30, 2011.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information.

No items to report for the quarter ended June 30, 2011.

Item 6. Exhibits.

10.1
Consulting Agreement by and between Peter M. Musumeci, Jr. and Metro Bancorp, Inc. and Metro Bank, dated June 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2011)

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

METRO BANCORP, INC.
(Registrant)

8/9/2011	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/9/2011	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

10.1
Consulting Agreement by and between Peter M. Musumeci, Jr. and Metro Bancorp, Inc. and Metro Bank, dated June 13, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2011)

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