Form 10-Q
period 2011-09-30
METRO BANCORP, INC.
filed 2011-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

888-937-0004
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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,071,419 Common shares outstanding at 10/31/2011

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$50,401	$32,858
Securities, available for sale at fair value	580,742	438,012
Securities, held to maturity at cost (fair value 2011: $243,118; 2010: $224,202)	239,332	227,576
Loans, held for sale	8,794	18,605
Loans receivable, net of allowance for loan losses (allowance 2011: $23,307; 2010: $21,618)	1,421,307	1,357,587
Restricted investments in bank stock	17,683	20,614
Premises and equipment, net	83,313	88,162
Other assets	33,486	51,058
Total assets	$2,435,058	$2,234,472

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$392,597	$340,956
Interest-bearing	1,666,790	1,491,223
Total deposits	2,059,387	1,832,179
Short-term borrowings	88,076	140,475
Long-term debt	54,400	29,400
Other liabilities	13,935	27,067
Total liabilities	2,215,798	2,029,121
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2011: 14,049,293; 2010: 13,748,384)	14,049	13,748
Surplus	155,325	151,545
Retained earnings	43,034	45,288
Accumulated other comprehensive income (loss)	6,452	(5,630)
Total stockholders' equity	219,260	205,351
Total liabilities and stockholders' equity	$2,435,058	$2,234,472

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Loans receivable, including fees:
Taxable	$17,773	$17,712	$53,356	$52,838
Tax-exempt	1,027	1,206	3,002	3,506
Securities:
Taxable	5,613	5,320	16,607	16,370
Tax-exempt	—	—	—	14
Federal funds sold	2	10	4	11
Total interest income	24,415	24,248	72,969	72,739
Interest Expense
Deposits	2,857	3,271	8,844	10,296
Short-term borrowings	57	55	394	242
Long-term debt	726	935	2,122	2,797
Total interest expense	3,640	4,261	11,360	13,335
Net interest income	20,775	19,987	61,609	59,404
Provision for loan losses	13,750	13,400	17,242	18,400
Net interest income after provision for loan losses	7,025	6,587	44,367	41,004
Noninterest Income
Service charges, fees and other operating income	7,109	6,791	20,858	19,666
Gains on sales of loans	162	778	2,497	1,105
Total fees and other income	7,271	7,569	23,355	20,771
Other-than-temporary impairment losses	—	(46)	(315)	(4,904)
Portion recognized in other comprehensive income (before taxes)	—	—	—	3,942
Net impairment loss on investment securities	—	(46)	(315)	(962)
Net gains on sales/calls of securities	7	117	350	1,036
Total noninterest income	7,278	7,640	23,390	20,845
Noninterest Expenses
Salaries and employee benefits	10,113	10,466	30,746	31,097
Occupancy	2,230	2,040	6,911	6,476
Furniture and equipment	1,287	1,407	4,158	3,955
Advertising and marketing	491	698	1,240	2,140
Data processing	3,265	3,334	10,492	9,870
Regulatory assessments and related fees	915	1,191	2,856	3,405
Telephone	869	815	2,575	2,610
Loan expense	521	395	928	1,177
Foreclosed real estate	975	420	2,045	1,369
Branding	70	—	1,817	—
Consulting fees	343	965	1,166	2,667
Other	2,276	2,428	7,349	7,789
Total noninterest expenses	23,355	24,159	72,283	72,555
Loss before taxes	(9,052)	(9,932)	(4,526)	(10,706)
Benefit for federal income taxes	(3,334)	(3,772)	(2,332)	(4,912)
Net loss	$(5,718)	$(6,160)	$(2,194)	$(5,794)
Net Loss per Common Share
Basic	$(0.41)	$(0.46)	$(0.16)	$(0.43)
Diluted	(0.41)	(0.46)	(0.16)	(0.43)
Average Common and Common Equivalent Shares Outstanding
Basic	13,959	13,581	13,867	13,520
Diluted	13,959	13,581	13,867	13,520
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2010	$400	$13,448	$147,340	$49,705	$(10,871)	$200,022
Comprehensive income:
Net loss	—	—	—	(5,794)	—	(5,794)
Other comprehensive income, net of tax impact	—	—	—	—	12,470	12,470
Total comprehensive income						6,676
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 11,378 shares issued under stock option plans, including tax benefit of $25	—	12	91	—	—	103
Common stock of 180 shares issued under employee stock purchase plan	—	—	2	—	—	2
Proceeds from issuance of 190,351 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	190	1,981	—	—	2,171
Common stock share-based awards	—	—	882	—	—	882
September 30, 2010	$400	$13,650	$150,296	$43,851	$1,599	$209,796

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Comprehensive income:
Net loss	—	—	—	(2,194)	—	(2,194)
Other comprehensive income, net of tax impact	—	—	—	—	12,082	12,082
Total comprehensive income						9,888
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 80 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 300,829 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	301	2,883	—	—	3,184
Common stock share-based awards	—	—	896	—	—	896
September 30, 2011	$400	$14,049	$155,325	$43,034	$6,452	$219,260

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Operating Activities
Net loss	$(2,194)	$(5,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	17,242	18,400
Provision for depreciation and amortization	4,866	4,710
Deferred income taxes (benefit)	(789)	(3,948)
Amortization of securities premiums and accretion of discounts (net)	1,698	68
Gains on sales/calls of securities (net)	(350)	(1,036)
Other-than-temporary impairment losses on investment securities	315	962
Proceeds from sales and transfers of SBA loans originated for sale	12,063	19,809
Proceeds from sales of other loans originated for sale	37,803	41,494
Loans originated for sale	(37,558)	(65,333)
Gains on sales of loans originated for sale	(2,497)	(1,105)
Loss on write-down on foreclosed real estate	1,846	814
Gains on sales of foreclosed real estate (net)	(83)	(14)
Loss on disposal of equipment	1,254	89
Stock-based compensation	896	882
Amortization of deferred loan origination fees and costs (net)	1,499	1,371
Decrease (increase) in other assets	12,955	(7,299)
Decrease in other liabilities	(13,132)	(4,008)
Net cash provided by operating activities	35,834	62
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	44,760	131,135
Proceeds from sales	125,299	239,989
Purchases	(296,099)	(372,200)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	43,299	35,870
Proceeds from sales	852	—
Purchases	(55,954)	(144,919)
Proceeds from sales of foreclosed real estate	1,956	2,509
(Increase) decrease in loans receivable (net)	(86,997)	32,436
Redemption (purchase) of restricted investment in bank stock (net)	2,931	(65)
Proceeds from sale of premises and equipment	2	25
Purchases of premises and equipment	(1,273)	(1,497)
Net cash used by investing activities	(221,224)	(76,717)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	231,750	126,286
Decrease in time deposits (net)	(4,542)	(12,335)
Decrease in short-term borrowings (net)	(52,399)	(36,475)
Proceeds from long-term borrowings	25,000	—
Proceeds from common stock options exercised	—	78
Proceeds from dividend reinvestment and common stock purchase plan	3,184	2,171
Tax benefit on exercise of stock options	—	25
Cash dividends on preferred stock	(60)	(60)
Net cash provided by financing activities	202,933	79,690
Increase in cash and cash equivalents	17,543	3,035
Cash and cash equivalents at beginning of year	32,858	40,264
Cash and cash equivalents at end of period	$50,401	$43,299
Supplementary cash flow information on noncash activities:
Transfer of loans to foreclosed assets	$4,536	$2,442
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on Metro Bancorp, Inc.'s (the Company) accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries including Metro Bank (Metro or the Bank). All material intercompany transactions have been eliminated. Certain amounts from the prior year have been reclassified to conform to the 2011 presentation.  Such reclassifications had no impact on the Company's stockholders' equity or net income.

Use of Estimates

The financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impaired loans, the valuation of deferred tax assets, the valuation of foreclosed assets, the valuation of securities available for sale and the determination of other-than-temporary impairment (OTTI) on the Bank's investment securities portfolio.

Note 2. STOCK-BASED COMPENSATION

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the nine months ended September 30, 2011 and 2010, respectively: risk-free interest rates of 3.0% and 3.2%; volatility factors of the expected market price of the Company's common stock of .46 and .45; weighted-average expected lives of the options of 7.5 years for both September 30, 2011 and September 30, 2010; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the nine months ended September 30, 2011 and 2010 was $6.43 and $6.47 per option, respectively. In the first nine months of 2011, the Company granted 241,250 options to purchase shares of the Company's stock at exercise prices ranging from $11.11 to $12.40 per share.

The Company recorded stock-based compensation expense of approximately $896,000 and $882,000 during the nine months ended September 30, 2011 and September 30, 2010, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2011 and 2010 the Company reversed $165,000 and $200,000 of expense, respectively, (that had been recorded in prior periods) as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2007 and 2006, respectively.

Note 3. RECENT ACCOUNTING STANDARDS

In April 2011, the FASB issued guidance that clarified whether a restructuring constitutes a concession and defines whether or not a debtor is experiencing financial difficulties. The effective date for this guidance for public companies was for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of 2011. The adoption of this guidance has not had a material impact on our consolidated financial statements.
In May 2011, the FASB amended fair value measurement guidance to clarify the guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity's stockholders' equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The update also creates an exception to fair value measurement guidance for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. In addition, the update allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the updated standard contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The effective date of this update for public entities is for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.
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

In the normal course of business, there are various outstanding commitments to extend credit, such as letters of credit and unadvanced loan commitments. At September 30, 2011, the Company had $376.9 million in unused commitments. Management does not anticipate any material losses as a result of these transactions.

During 2011, the Company entered into a new debt agreement that consisted of one $25.0 million Federal Home Loan Bank (FHLB) advance bearing interest at 1.01%, due March 18, 2013.

Future Facilities

The Company owns the land at the corner of Carlisle Road and Alta Vista Road in Dover Township, York County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

The Company owns land at 105 N. George Street, York City, York County, Pennsylvania. The Company plans to open a store on this property to be opened in the future.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net unrealized holding gains arising during the period	$9,731	$3,786	$19,566	$8,644
Reclassification adjustment for net realized gains and losses on securities recorded in income	—	4,872	(1,575)	5,599
Reclassification for credit losses recorded in income	—	46	315	962
Noncredit related OTTI losses on securities not expected to be sold	—	—	—	3,942
Subtotal	9,731	8,704	18,306	19,147
Income tax impact	(3,308)	(2,959)	(6,224)	(6,677)
Other comprehensive income, net of tax impact	$6,423	$5,745	$12,082	$12,470

Note 6. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, when issued, letters of credit have expiration dates within two years. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. The Company had $35.6 million and $32.3 million of standby letters of credit at September 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at September 30, 2011 and December 31, 2010 under standby letters of credit issued.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at September 30, 2011 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency securities	$22,570	$—	$22,570	$—
Residential mortgage-backed securities	12,334	—	12,334	—
Agency collateralized mortgage obligations	500,972	—	500,972	—
Private-label collateralized mortgage obligations	25,206	—	25,206	—
Corporate debt securities	19,660	—	19,660	—
Securities available for sale	$580,742	$—	$580,742	$—

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

As of September 30, 2011 and December 31, 2010, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loans are collateral dependent. At September 30, 2011, the fair value of five relationships with impaired loans with allowance allocations totaled $10.5 million, net of a valuation allowance of $5.4 million. At December 31, 2010, the fair value of impaired loans with allowance allocations and their associated loan relationships totaled $10.4 million, net of a valuation allowance of $3.6 million. The Company's impaired loans are more fully discussed in Note 9.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, less estimated selling costs. The carrying value of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $2.9 million at September 30, 2011 and $4.8 million at December 31, 2010, which are net of valuation allowances of $1.8 million and $410,000 that were established in 2011 and 2010, respectively.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,478	$—	$—	$10,478
Foreclosed assets	2,946	—	—	2,946
Total	$13,424	$—	$—	$13,424

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$10,444	$—	$—	$10,444
Foreclosed assets	4,774	—	—	4,774
Total	$15,218	$—	$—	$15,218

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark prices.  For further discussion on the fair value of securities refer to Note 8.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the nine months ended September 30, 2011 or the year ended December 31, 2010.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at September 30, 2011 and December 31, 2010.

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,401	$50,401	$32,858	$32,858
Securities	820,074	823,860	665,588	662,214
Loans, net (including loans held for sale)	1,430,101	1,436,732	1,376,192	1,358,509
Restricted investments in bank stock	17,683	17,683	20,614	20,614
Accrued interest receivable	7,365	7,365	7,347	7,347
Financial liabilities:
Deposits	$2,059,387	$2,062,225	$1,832,179	$1,835,782
Long-term debt	54,400	43,187	29,400	18,431
Short-term borrowings	88,076	88,076	140,475	140,475
Accrued interest payable	487	487	669	669
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—

Note 8. SECURITIES

 The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$70	$—	$22,570
Residential mortgage-backed securities	12,034	300	—	12,334
Agency collateralized mortgage obligations	489,873	11,219	(120)	500,972
Private-label collateralized mortgage obligations	26,610	—	(1,404)	25,206
Corporate debt securities	19,950	66	(356)	19,660
Total	$570,967	$11,655	$(1,880)	$580,742
Held to Maturity:
U.S. Government agency securities	$132,750	$56	$(172)	$132,634
Residential mortgage-backed securities	40,296	2,965	—	43,261
Agency collateralized mortgage obligations	51,286	1,166	(3)	52,449
Corporate debt securities	15,000	—	(226)	14,774
Total	$239,332	$4,187	$(401)	$243,118

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$—	$(1,091)	$21,409
Residential mortgage-backed securities	2,383	3	—	2,386
Agency collateralized mortgage obligations	388,414	2,025	(7,225)	383,214
Private-label collateralized mortgage obligations	33,246	—	(2,243)	31,003
Total	$446,543	$2,028	$(10,559)	$438,012
Held to Maturity:
U.S. Government agency securities	$140,000	$—	$(6,408)	$133,592
Residential mortgage-backed securities	48,497	2,727	(311)	50,913
Agency collateralized mortgage obligations	29,079	878	(209)	29,748
Corporate debt securities	10,000	—	(51)	9,949
Total	$227,576	$3,605	$(6,979)	$224,202

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$15,000	$15,003
Due after one year through five years	—	—	15,000	14,774
Due after five years through ten years	19,950	19,660	32,750	32,766
Due after ten years	22,500	22,570	85,000	84,865
	42,450	42,230	147,750	147,408
Residential mortgage-backed securities	12,034	12,334	40,296	43,261
Agency collateralized mortgage obligations	489,873	500,972	51,286	52,449
Private-label collateralized mortgage obligations	26,610	25,206	—	—
Total	$570,967	$580,742	$239,332	$243,118

During the third quarter of 2011 the Company sold one security with a fair market value of $852,000 and realized a net pretax gain of $7,000. The security sold had been classified as held to maturity (HTM), however, its remaining par value was less than 15% of its originally purchased par value.

During the third quarter of 2010, the Company sold 18 securities, including 12 agency mortgage-backed securities (MBSs), four private-label MBSs and two agency callable debentures with a combined fair market value of $195.7 million. All of the securities had been classified as available for sale and the Company realized a total pretax net gain of $117,000.

During the first nine months of 2011, the Company sold a total of 13 securities with a combined fair market value of $126.2 million. All of the securities were U.S. agency collateralized mortgage obligations (CMOs). All but one, as detailed in the paragraph above, had been classified as available for sale and all had a total combined amortized cost of $125.8 million. The Company realized net pretax gains of $350,000 on the combined sales.

During the first nine months of 2010, the Company sold a total of 33 securities with a fair market value of $240.0 million. All of the securities had been classified as available for sale and the Company realized a pretax net gain of $1.0 million. The securities sold included 15 private-label CMOs with a fair market value of $38.9 million; ten agency CMOs with a fair market value of $121.9 million; six agency MBSs with a fair market value of $58.2 million; and two agency debentures with a fair market value of $21.0 million.

The Company does not maintain a trading portfolio and there were no transfers of securities between the AFS and HTM portfolios.

The Company uses the specific identification method to record security sales.

At September 30, 2011 securities with a carrying value of $584.7 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
September 30, 2011	$7	$—	$—	$7
September 30, 2010	4,006	(3,889)	(46)	71
Nine Months Ended
September 30, 2011	983	(633)	(315)	35
September 30, 2010	4,925	(3,889)	(962)	74

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$12,667	$(120)	$—	$—	$12,667	$(120)
Private-label CMOs	6,701	(79)	18,505	(1,325)	25,206	(1,404)
Corporate debt securities	9,644	(356)	—	—	9,644	(356)
Total	$29,012	$(555)	$18,505	$(1,325)	$47,517	$(1,880)
Held to Maturity:
U.S. Government agency securities	$—	$—	$49,828	$(172)	$49,828	$(172)
Agency CMOs	2,416	(3)	—	—	2,416	(3)
Corporate debt securities	14,774	(226)	—	—	14,774	(226)
Total	$17,190	$(229)	$49,828	$(172)	$67,018	$(401)

	December 31, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$21,409	$(1,091)	$—	$—	$21,409	$(1,091)
Agency CMOs	261,330	(7,216)	9,092	(9)	270,422	(7,225)
Private-label CMOs	2,644	(9)	28,359	(2,234)	31,003	(2,243)
Total	$285,383	$(8,316)	$37,451	$(2,243)	$322,834	$(10,559)
Held to Maturity:
U.S. Government agency securities	$133,592	$(6,408)	$—	$—	$133,592	$(6,408)
Residential MBSs	7,287	(311)	—	—	7,287	(311)
Agency CMOs	7,957	(209)	—	—	7,957	(209)
Corporate debt securities	9,949	(51)	—	—	9,949	(51)
Total	$158,785	$(6,979)	$—	$—	$158,785	$(6,979)

The Company's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations, private-label CMOs and investment-grade corporate bonds. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at September 30, 2011 were associated with two distinct types of securities. The first type includes two government agency debentures, three government agency sponsored CMOs and four investment-grade corporate bonds. Management believes that the unrealized losses on these investments were primarily caused by fluctuations in interest rates. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because management believes the declines in fair value of these securities are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2011.

Private-label CMOs were the second type of security in the Company's investment portfolio with unrealized losses at September 30, 2011. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and the decline in the residential housing market in the U.S. in recent years have led to ratings downgrades and subsequent OTTI of many CMOs. As of September 30, 2011, Metro owned eight such non-agency CMO securities in its investment portfolio with unrealized losses. The total amortized cost for all eight securities was $26.6 million. Management performs no less than quarterly assessments of these securities for OTTI to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Company's cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Company's Asset/Liability Committee (ALCO) which indicates if the Company has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Company knows of no contractual or regulatory obligations that would require these bonds to be sold.

Next, in order to bifurcate the impairment into its components, the Company uses the Bloomberg analytical service to analyze each individual security. The Company looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted-average coupon, weighted-average maturity, weighted-average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Company analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Company uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Company reports its findings based upon the three month data points for Constant Prepayment Rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends. For management purposes, the Company also analyzes each bond using an assumed, projected default rate based upon each pool's most recent level of 90-day delinquencies, bankruptcies and foreclosed real estate. This projected analysis also assumes loss severity percentages subjectively assigned to each pool based upon credit ratings. When the analysis shows a bond to have no projected loss, there is considered to be no credit-related loss. When the analysis shows a bond to have a projected loss, a cash flow projection is created, including the projected loss, for the duration of the bond. This projection is then used to calculate the present value of the cash flows expected to be collected and compared to the amortized cost basis. The difference between these two figures is recognized as the amount of OTTI due to credit loss. The difference between the total impairment and this credit loss portion is determined to be the amount related to all other factors. The amount of impairment related to credit loss is to be recognized in current earnings while the amount of impairment related to all other factors is to be recognized in other comprehensive income. Using this method, the Company determined that during the first nine months of 2011, a total of six private-label CMOs had losses attributable to credit from prior years and two private-label CMOs have never had losses attributable to credit. Of these six bonds with credit losses, as of September 30, 2011 one is expected to paydown without a loss of principal . Losses were projected for the remaining five bonds as of September 30, 2011; however, the present value of the cash flows for all of the bonds was greater than the carrying value so that no further write-downs were required.

The tables below roll forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months ended September 30, 2011 and September 30, 2010:

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at July 1, 2011	$2,940	$—	$2,940
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—	—
Cumulative OTTI credit losses recognized for securities still held at September 30, 2011	$2,940	$—	$2,940

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at July 1, 2010	$3,254	$3	$3,257
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	46	—	46
Reduction due to credit impaired security sold	(638)	—	(638)
Cumulative OTTI credit losses recognized for securities still held at September 30, 2010	$2,662	$3	$2,665

The tables below roll forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the nine months ended September 30, 2011 and September 30, 2010:

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2011	$2,625	$—	$2,625
Additions for which OTTI was not previously recognized	—	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	315	—	315
Cumulative OTTI credit losses recognized for securities still held at September 30, 2011	$2,940	$—	$2,940

	Private-label CMOs
(in thousands)	Available for Sale	Held to Maturity	Total
Cumulative OTTI credit losses at January 1, 2010	$2,338	$3	$2,341
Additions for which OTTI was not previously recognized	675	—	675
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	287	—	287
Reduction due to credit impaired security sold	(638)	—	(638)
Cumulative OTTI credit losses recognized for securities still held at September 30, 2010	$2,662	$3	$2,665

Note 9.      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the loan's call date. Certain qualifying assets of the Bank including loans collateralize a line of credit commitment the Bank has with the FHLB .

During the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. Therefore, certain loan balances as of December 31, 2010 balances were reclassified to conform to the 2011 presentation.

A summary of loans receivable is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Commercial and industrial	$340,252	$337,398
Commercial tax-exempt	82,998	85,863
Owner occupied real estate	266,860	241,553
Commercial construction and land development	113,850	112,094
Commercial real estate	359,068	313,194
Residential	80,885	81,124
Consumer	200,701	207,979
	1,444,614	1,379,205
Less: allowance for loan losses	23,307	21,618
Net loans receivable	$1,421,307	$1,357,587

Generally, the Company's policy is to move a loan to nonaccrual status as soon as it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate evidence of the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. Therefore, the nonaccrual loan balance of $37.5 million exceeds the balance of total loans that are 90 days past due of $25.1 million at September 30, 2011 as presented in the aging analysis tables below.

The Company charges down loans based on the fair value of the related collateral as determined by the current appraisal or other collateral valuations less any costs to sell before the properties are transferred to foreclosed real estate.

The following table summarizes nonaccrual loans by loan type at September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial and industrial	$12,175	$23,103
Commercial tax-exempt	—	—
Owner occupied real estate	3,482	4,318
Commercial construction and land development	6,309	14,155
Commercial real estate	10,400	5,424
Residential	3,125	3,609
Consumer	2,009	1,579
Total nonaccrual loans	$37,500	$52,188

The following tables are an age analysis of past due loan receivables as of September 30, 2011 and December 31, 2010:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
September 30, 2011
Commercial and industrial	$332,261	$208	$627	$7,156	$7,991	$340,252	$212
Commercial tax-exempt	82,998	—	—	—	—	82,998	—
Owner occupied real estate	262,796	1,201	736	2,127	4,064	266,860	—
Commercial construction and land development	108,267	466	446	4,671	5,583	113,850	—
Commercial real estate	348,562	734	2,765	7,007	10,506	359,068	—
Residential	77,952	196	94	2,643	2,933	80,885	355
Consumer	197,952	1,022	249	1,478	2,749	200,701	—
Total	$1,410,788	$3,827	$4,917	$25,082	$33,826	$1,444,614	$567

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2010
Commercial and industrial	$316,750	$1,213	$521	$18,914	$20,648	$337,398	$23
Commercial tax-exempt	85,863	—	—	—	—	85,863	—
Owner occupied real estate	235,738	1,314	258	4,243	5,815	241,553	—
Commercial construction and land development	97,939	—	—	14,155	14,155	112,094	—
Commercial real estate	306,032	1,214	77	5,871	7,162	313,194	624
Residential	73,670	3,724	1,606	2,124	7,454	81,124	—
Consumer	203,235	2,547	903	1,294	4,744	207,979	3
Total	$1,319,227	$10,012	$3,365	$46,601	$59,978	$1,379,205	$650

A summary of the allowance for loan losses and balance of loans receivable by loan class and by impairment method as of September 30, 2011 and December 31, 2010 is detailed in the tables that follow. As mentioned previously, during the first quarter of 2011, certain types of loans were reclassified due to their purpose and overall risk characteristics. This impacted the allocation of the allowance for loan losses as reported at December 31, 2010; therefore, the allocation as of that date has been reclassified to conform to the 2011 presentation.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construc-tion and land devel-opment	Comm. real estate	Resi-dential	Con-sumer	Unallo-cated	Total

September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$3,208	$—	$—	$1,410	$760	$—	$—	$—	$5,378
Collectively evaluated for impairment	6,696	78	685	5,230	3,959	408	823	50	17,929
Total allowance for loan losses	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307
Loans receivable:
Loans evaluated individually	$13,175	$—	$4,536	$17,312	$13,724	$3,203	$2,009	$—	$53,959
Loans evaluated collectively	327,077	82,998	262,324	96,538	345,344	77,682	198,692	—	1,390,655
Total loans receivable	$340,252	$82,998	$266,860	$113,850	$359,068	$80,885	$200,701	$—	$1,444,614

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$2,055	$—	$260	$1,310	$—	$—	$—	$—	$3,625
Collectively evaluated for impairment	7,624	86	650	4,110	4,002	442	702	377	17,993
Total allowance for loan losses	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Loans receivable:
Loans evaluated individually	$30,597	$—	$9,237	$20,749	$6,045	$3,609	$1,579	$—	$71,816
Loans evaluated collectively	306,801	85,863	232,316	91,345	307,149	77,515	206,400	—	1,307,389
Total loans receivable	$337,398	$85,863	$241,553	$112,094	$313,194	$81,124	$207,979	$—	$1,379,205

The Bank may create a specific allowance for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. These circumstances are often credits in transition or in which a legal matter is pending. In these instances, the Bank has determined that a loss is not imminent based upon available information surrounding the credit at the time of the analysis; however, management believes an allowance is appropriate to acknowledge the risk of loss.

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

Consumer loan collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Consumer and residential loans also are impacted by the market value of real estate.

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

The Company has experienced an elevated level of loan charge-offs over the most recent two year period compared to previous years. As a result, in the third quarter of 2010, management began basing its quantitative analysis of probable future loan losses (when determining the allowance for loan losses) on those loans collectively reviewed for impairment on a two year period of actual historical losses. Previously, management had performed this analysis using a five year period of historical losses.
Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is an appropriate historical time frame, valid until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.  Management may increase or decrease the historical loss period at some point in the future based on the state of the economy and other circumstances.

The qualitative factors such as changes in levels and trends of charge-offs, delinquencies and nonaccrual loans, material changes in the mix, volume, or duration of the loan portfolio, changes in lending policies and procedures including underwriting standards, changes in the experience, ability and depth of lending management and other relevant staff, the existence and effect of any concentrations of credit and changes in the level of such concentrations and changes in national and local economic trends and conditions among other things, are factors which have not been identified by the quantitative processes. The determination inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience.

The following tables summarize the transactions in the allowance for loan losses for the three and nine months ended September 30, 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at July 1	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Provision charged to operating expenses	4,841	(3)	(58)	8,781	(119)	16	302	(10)	13,750
Recoveries of loans previously charged-off	21	—	1	—	2	—	19	—	43
Loans charged-off	(3,909)	—	(252)	(7,532)	(199)	(46)	(271)	—	(12,209)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	4,973	(8)	28	10,134	1,384	84	974	(327)	17,242
Recoveries of loans previously charged-off	74	—	1	—	10	29	53	—	167
Loans charged-off	(4,822)	—	(254)	(8,914)	(677)	(147)	(906)	—	(15,720)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307

The following table summarizes the transactions in the allowance for loan losses for the three and nine months ended September 30, 2010. The table is presented in summary due to the FASB guidance issued in July 2010 related to an entity's allowance for credit losses and the credit quality of its financing receivables requiring the activity by portfolio segment be disclosed only for periods beginning on or after December 15, 2010.

(in thousands)
2010	Three Months Ended	Nine Months Ended
Balance at beginning of period	$16,178	$14,391
Provision charged to operating expenses	13,400	18,400
Recoveries of loans previously charged-off	162	438
Loans charged-off	(8,571)	(12,060)
Balance at September 30	$21,169	$21,169

The following table presents additional information regarding the Company's impaired loans as of and for the three and nine months ended September 30, 2011:

				Average Recorded Investment		Interest Income Recognized
(in thousands)	Recorded Invest-ment	Unpaid Principal Balance	Related Allow-ance	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Loans with no related allowance:
Commercial and industrial	$4,626	$4,946	$—	$8,898	$14,112	$7	$98
Commercial tax-exempt	—	—	—	—	—	—	—
Owner occupied real estate	4,536	6,130	—	3,684	5,067	33	133
Commercial construction and land development	13,078	13,156	—	10,616	11,602	38	153
Commercial real estate	10,651	10,707	—	9,510	8,176	19	29
Residential	3,203	3,394	—	3,209	3,592	—	—
Consumer	2,009	2,105	—	1,571	1,956	—	—
Total impaired loans with no related allowance	38,103	40,438	—	37,488	44,505	97	413
Loans with an allowance recorded:
Commercial and industrial	8,549	8,872	3,208	8,483	8,655	—	—
Owner occupied real estate	—	—	—	—	495	—	—
Commercial construction and land development	4,234	4,234	1,410	4,019	3,911	—	—
Commercial real estate	3,073	3,073	760	1,024	341	—	—
Total impaired loans with an allowance recorded	15,856	16,179	5,378	13,526	13,402	—	—
Total impaired loans:
Commercial and industrial	13,175	13,818	3,208	17,381	22,767	7	98
Commercial tax-exempt	—	—	—	—	—	—	—
Owner occupied real estate	4,536	6,130	—	3,684	5,562	33	133
Commercial construction and land development	17,312	17,390	1,410	14,635	15,513	38	153
Commercial real estate	13,724	13,780	760	10,534	8,517	19	29
Residential	3,203	3,394	—	3,209	3,592	—	—
Consumer	2,009	2,105	—	1,571	1,956	—	—
Total impaired loans as of September 30, 2011	$53,959	$56,617	$5,378	$51,014	$57,907	$97	$413

The following table presents additional information regarding the Company's impaired loans as of December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$21,630	$24,817	$—
Commercial tax-exempt	—	—	—
Owner occupied real estate	8,483	8,758	—
Commercial construction and land development	16,401	17,173	—
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans with no related allowance	57,747	62,789	—
Loans with an allowance recorded:
Commercial and industrial	8,967	9,022	2,055
Owner occupied real estate	754	768	260
Commercial construction and land development	4,348	8,108	1,310
Total impaired loans with an allowance recorded	14,069	17,898	3,625
Total impaired loans:
Commercial and industrial	30,597	33,839	2,055
Commercial tax-exempt	—	—	—
Owner occupied real estate	9,237	9,526	260
Commercial construction and land development	20,749	25,281	1,310
Commercial real estate	6,045	6,853	—
Residential	3,609	3,609	—
Consumer	1,579	1,579	—
Total impaired loans as of December 31, 2010	$71,816	$80,687	$3,625

Impaired loans averaged approximately $57.9 million and $74.6 million for the nine months ended September 30, 2011 and for the twelve months ended December 31, 2010, respectively. Interest income on impaired loans that were still accruing totaled $413,000 and $1.3 million for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively. Certain substandard accruing loans considered impaired as of December 31, 2010 were no longer considered to be impaired at September 30, 2011.

The Bank uses the following descriptions as credit quality indicators of its loan portfolio: pass-rated, special mention, substandard accrual and substandard nonaccrual loans. Monthly, we track commercial loans that are no longer pass rated.  We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. We categorize loans possessing increased risk as either special mention, substandard accrual or substandard nonaccrual. Special mention loans are those loans that are currently adequately collateralized, but potentially weak.  The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that Metro will sustain some loss if the weaknesses are not corrected.  Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its principal and interest payments.  Some identifiers to determine the collectability are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.

Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended September 30, 2011 and December 31, 2010. As previously mentioned, certain December 31, 2010 balances have been reclassified to conform to the 2011 presentation.

	September 30, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$299,291	$8,670	$20,116	$12,175	$340,252
Commercial tax-exempt	82,998	—	—	—	82,998
Owner occupied real estate	249,351	3,429	10,598	3,482	266,860
Commercial construction and land development	95,545	1,702	10,294	6,309	113,850
Commercial real estate	342,714	2,042	3,912	10,400	359,068
Total	$1,069,899	$15,843	$44,920	$32,366	$1,163,028

	December 31, 2010
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$301,075	$5,726	$7,494	$23,103	$337,398
Commercial tax-exempt	85,863	—	—	—	85,863
Owner occupied real estate	228,224	4,093	4,918	4,318	241,553
Commercial construction and land development	84,155	7,190	6,594	14,155	112,094
Commercial real estate	296,537	10,611	622	5,424	313,194
Total	$995,854	$27,620	$19,628	$47,000	$1,090,102

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at September 30, 2011 and December 31, 2010:

	September 30, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$77,760	$3,125	$80,885
Consumer	198,692	2,009	200,701
Total	$276,452	$5,134	$281,586

	December 31, 2010
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$77,515	$3,609	$81,124
Consumer	206,400	1,579	207,979
Total	$283,915	$5,188	$289,103

During the third quarter of 2011, the Bank adopted the FASB guidance on the determination of whether a loan restructuring is considered to be a troubled debt restructuring (TDR).  A TDR is a loan whose contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater chance of collecting the indebtedness from the borrower.  Concessions could include, but are not limited to: interest rate reductions, maturity extensions or principal forgiveness.  An additional benefit to the Bank in granting a concession is to avoid foreclosure or repossession of collateral at a time when real estate values are at historical lows. As a result of adopting this amendment to the credit quality guidance, the Bank reassessed the terms and conditions to customers on restructured loans that had been completed retrospective to January 1, 2011.

The following table presents new TDRs, with the recorded investment being both the pre-modification and post-modification balances, as well as the number of loans modified during the three month and nine month periods ended September 30, 2011:

September 30, 2011	Three Months Ended		Nine Months Ended
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$614	5	$10,376
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	1	87	1	87
Commercial construction and land development	17	11,003	17	11,003
Commercial real estate	5	3,377	5	3,377
Residential	1	78	2	265
Consumer	—	—	—	—
Total	25	$15,159	30	$25,108

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period.

As of September 30, 2011, TDRs totaled $25.1 million, of which $10.1 million were classified as nonaccruing loans. The remaining $15.0 million of TDRs were accruing. Also, as of September 30, 2011, all TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Three commercial construction and land development relationships identified as TDRs had additional unused commitments totaling $770,000 and one commercial relationship had an additional unused commitment available of $127,000.

The following table represents loans receivable modified as a TDR, that subsequently defaulted within 12 months of the restructure date and where the payment defaults occurred during the three and nine month periods ended September 30, 2011:

September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted:	Three Months Ended		Nine Months Ended
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	2	$8,135
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	—	—	—	—
Commercial construction and land development	—	—	1	219
Commercial real estate	—	—	—	0
Residential	—	—	1	187
Consumer	—	—	—	—
Total	—	$—	4	$8,541

Of the four contracts that subsequently defaulted during the period, two contracts totaling $5.8 million were still in default at September 30, 2011.

Note 10.     INCOME TAXES

The tax benefit for federal income taxes was $3.3 million for the third quarter of 2011, compared to a tax benefit for federal income taxes of $3.8 million for the same period in 2010. The effective tax benefit rates were 37% and a 38% for the quarters ended September 30, 2011 and September 30, 2010, respectively. The variance in the effective tax rates was the result of a lower pretax loss. In addition, in 2010, the proportion of tax free income to the Company's earnings (loss) before taxes was higher. Tax-exempt income was $179,000 higher in the third quarter of 2010 compared to the third quarter of 2011. The Company's statutory tax rate was 34% in both the third quarter of 2011 and the third quarter of 2010.

The tax benefit for federal income taxes was $2.3 million for the first nine months of 2011, compared to a tax benefit for federal income taxes of $4.9 million for the same period in 2010. The effective tax rates were 52% and 46% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The variance in the effective tax rates was primarily the result of a $358,000 tax benefit recorded during the 2010 for merger-related expenses that were not deductible in previous periods.  In addition, during the first nine months of 2010 the proportion of tax free income to the Company's earnings (loss) before taxes was $518,000 higher than in the first nine months of 2011. The Company's statutory tax rate was 34% in both the first nine months of 2011 and the first nine months of 2010.

At September 30, 2011, the Company had a net deferred tax asset of $2.8 million which included a $1.4 million deferred tax asset related to a net operating loss carryforward. At the end of the third quarter, the Company conducted an analysis to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods, and the cumulative losses in previous years to make the assessment. The Company concluded that a valuation allowance was not necessary, largely based on the Company's projections of future taxable income and available tax planning strategies.  Additional evidence considered in the analysis included recent expenses such as rebranding and consulting costs that are not expected to have a repeat impact on the Company's profitability and the Company's availability of available for sale securities (currently at an unrealized gain position) that could be sold to generate income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (the Company) balance sheets as of September 30, 2011 compared to December 31, 2010 and statements of operations for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This section should be read in conjunction with the Company's financial statements and accompanying notes.

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that bank's pay to replenish the fund;

•	interest rate, market and monetary fluctuations;

•	unanticipated regulatory or judicial proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan quality and volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	compliance with the April 29, 2010 consent order may result in increased noninterest expenses;

•	expenses associated with modifications we are making to our logos in response to the Members 1st litigation and dismissal order;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

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

Regulatory Reform and Legislation

Last year, the Dodd-Frank Act was enacted. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The discussion below generally discusses the material provision of the Dodd-Frank Act applicable to the Company and Metro Bank (Metro or the Bank) and is not complete or meant to be an exhaustive discussion.

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

Effective, July 21, 2011, the Dodd-Frank Act repealed the prohibition on paying interest on demand deposits, thus potentially increasing the cost of funds for banks. As required by the Dodd-Frank Act, on June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees. This rule became effective October 1, 2011 and set a maximum permissible interchange fee that a debit card issuer may receive for an electronic debit transaction. Issuers, such as Metro, with assets of less than $10 billion are exempt from the debit card interchange fee standards. However, the amount of future interchange fees that issuers with assets less than $10 billion, including Metro, may collect could be limited by the competitive marketplace as such issuers compete with those with assets greater than $10 billion for debit card interchange business.

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

The Company expects that many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Due to the complexity of the regulatory matters and limited resources of the implementing agencies, completion of many of the rules required by the Dodd-Frank Act has been delayed beyond the expected completion date. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of the Company's business activities, require changes to certain of its business practices, impose upon it more stringent capital, liquidity and leverage ration requirements or otherwise adversely affect the Company's business. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to its operations in order to comply and could materially adversely affect its business, results of operations and financial condition.

EXECUTIVE SUMMARY

The Company recorded a net loss of $5.7 million, or $0.41 per fully-diluted share, for the third quarter of 2011 compared to a net loss of $6.2 million, or $0.46 per share, for the same period one year ago. Net loss for the first nine months of 2011 totaled $2.2 million, or $0.16 per fully-diluted share, compared to a net loss of $5.8 million, or $0.43 per fully-diluted share for the nine months of 2010. During the third quarter of 2011, Metro's results of operations were negatively impacted by an increase in the allowance for loan losses and by loan charge-offs necessary as a result of decreases in the value of collateral and new financial information received during the period.

Third quarter and nine month 2011 highlights were as follows:

•
Total revenues for the three months ended September 30, 2011 were $28.1 million, up $426,000, or 2%, over the same period in 2010. Total revenues for the nine months ended September 30, 2011 were $85.0 million, up $4.8 million, or 6%, over the same period in 2010.

•
Noninterest income totaled $7.3 million for the third quarter of 2011, down $362,000, or 5%, from the third quarter of 2010. For the nine months ended September 30, 2011, noninterest income totaled $23.4 million, a $2.5 million, or 12%, increase over the nine months ended September 30, 2010.

•
Noninterest expenses totaled $23.4 million for the third quarter of 2011 and were down $804,000, or 3%, compared to the same period in 2010 as the Company was able to reduce expenses in several categories from the previous year's levels. Noninterest expenses for the first nine months of 2011 were lower by less than 1% from the first nine months of 2010.

•	Net loans totaled $1.42 billion, up $63.7 million, or 5% (non-annualized), for the first nine months of 2011.

•
Nonperforming assets at September 30, 2011 totaled $45.5 million, or 1.87%, of total assets, as compared to $59.6 million, or 2.67%, of total assets, at December 31, 2010. The Company's level of nonperforming assets has decreased five consecutive quarters and, as of September 30, 2011, were down $17.5 million, or 28%, from one year ago.

•
The allowance for loan losses totaled $23.3 million, or 1.61%, of total loans at September 30, 2011; up 10% over the allowance amount of $21.2 million, or 1.52%, of total loans at September 30, 2010. Likewise, during the past twelve months the nonperforming loan coverage ratio has increased from 38% to 61%.

•	Total deposits increased to $2.06 billion, a $227.2 million, or 12% (non-annualized), increase during the first nine months of 2011.

•	The Company's deposit cost of funds for the third quarter of 2011 was 0.58% compared to 0.70% for the third quarter of 2010.

•
The net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2011 was 3.77%, down 10 basis points (bps) from the previous quarter and compared to 4.00% for the same period in 2010.

•	The Company continues to maintain strong capital ratios. The Company's consolidated leverage ratio as of September 30, 2011 was 10.15% and its total risk-based capital ratio was 15.35%.

•	Stockholders' equity increased by $13.9 million, or 7% (non-annualized), from December 31, 2010.

A summary of financial highlights for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 is summarized below:

	At or for the Three Months Ended			For the Nine Months Ended
(in millions, except per share data)	9/30/2011	9/30/2010	% Change	9/30/2011	9/30/2010	% Change
Total assets	$2,435.1	$2,232.0	9%
Total loans (net)	1,421.3	1,374.7	3
Total deposits	2,059.4	1,928.7	7
Total stockholders' equity	219.3	209.8	5
Total revenues	$28.1	$27.6	2%	$85.0	$80.2	6%
Total noninterest expenses	23.4	24.2	(3)	72.3	72.6	—
Net loss	(5.7)	(6.2)	(7)	(2.2)	(5.8)	(62)
Diluted net loss per share	(0.41)	(0.46)	(11)	(0.16)	(0.43)	(63)

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

Monthly, systematic reviews of our loan portfolios are performed to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover the estimated potential losses in specific loan types. Management's judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

The Company has experienced a much higher level of loan charge-offs over the most recent two-three year period as compared to prior years. As part of the quantitative analysis of the adequacy of the allowance for loan losses, beginning in the third quarter of 2010, management began basing its calculation of probable future loan losses when determining the allowance for loan losses on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Previously, management had performed this analysis using a five-year period of historical losses inherent in the Bank's loan portfolio. Given the continued state of the economy and its impact on borrowers and on loan collateral values, management feels this is an appropriate period of time to use. When the economy, borrower repayment ability, loan collateral values and other factors used in our analysis show sustained signs of improvement, the Bank may adjust the number of months used in the historical loss calculation.

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

Stock-Based Compensation. The Company recognizes compensation costs related to share-based payment transactions in the income statement based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. The grant-date fair value and ultimately, the amount of compensation expense recognized are dependent upon certain assumptions we make such as the expected term the options will remain outstanding, the dividend yield and the volatility of our Company stock price and a risk free interest rate. This critical accounting policy is more fully described in Note 1 and Note 14 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These disclosures appear in Note 7 of the Notes to Consolidated Financial Statements described in this interim report on Form 10-Q for the period ended September 30, 2011. Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy.  Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). At September 30, 2011, the fair value of assets based on level 3 measurements constituted 2% of the total assets measured at fair value. The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity.  Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

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

Deferred Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be used.

The Company assesses whether or not the deferred taxes will be realized in the future if it does not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more-likely-than-not that a deferred tax asset will not be realized.  The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends.  At September 30, 2011, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Third Quarter 2011 compared to Third Quarter 2010

Interest-earning assets averaged $2.23 billion for the third quarter of 2011, compared to $2.03 billion for the third quarter in 2010. For the quarter ended September 30, 2011, total loans receivable including loans held for sale, averaged $1.45 billion compared to $1.44 billion for the same quarter in 2010. For the same two quarters, total securities, including restricted investments in bank stock, averaged $757.1 million and $561.6 million, respectively. The year-over-year increase of securities is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $103.9 million, or 6%, for the third quarter of 2011 over the third quarter of 2010. These funds, along with the increase in Federal Home Loan Bank (FHLB) advances, were primarily used to purchase investment securities and, to a lesser extent, for loan originations. Total interest-bearing deposits averaged $1.60 billion for the third quarter of 2011, compared to $1.53 billion for the third quarter one year ago and average noninterest-bearing deposits increased by $41.3 million, or 12%, to $373.2 million. Short-term borrowings, which consist of overnight advances from the FHLB averaged $110.9 million for the third quarter of 2011 versus $34.3 million for the same quarter of 2010.

The fully tax-equivalent yield on interest-earning assets for the third quarter of 2011 was 4.41%, a decrease of 42 bps from the comparable period in 2010. This decrease resulted from a combination of lower yields on the Company's securities and loan receivable portfolios during the third quarter of 2011 as compared to the same period in 2010 as well as a shift in the mix of assets. Average loans outstanding including loans held for sale as a percentage of average earning assets were 65% for the third quarter of 2011 as compared to 71% for the same period one year ago. Floating rate loans represented approximately 50% of our total loans receivable portfolio at September 30, 2011 as compared to 46% of total loans receivable at September 30, 2010.

As a result of the extremely low level of current general market interest rates, including the one-month London Interbank Offered Rate (LIBOR) and the New York prime lending rate, we expect the yields we receive on our interest-earning assets will continue at their current low levels throughout the remainder of 2011 and quite possibly for a portion of 2012.

The average rate paid on our total interest-bearing liabilities for the third quarter of 2011 was 0.82%, compared to 1.04% for the third quarter of 2010. Our deposit cost of funds decreased 12 bps from 0.70% in the third quarter of 2010 to 0.58% for the third quarter of 2011. The average rate paid on deposits decreased across all categories during the third quarter of 2011 compared to third quarter of 2010. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on certain interest checking and money market deposit accounts. Both of these decreases were in response to the continued low level of general market interest rates. At September 30, 2011, $567.9 million, or 28%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, the 30-day LIBOR interest rate or an internally managed index rate. The deposit category with the largest impact on our cost of funds has been time deposits.  As time certificates of deposits (CDs) that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on time deposits, including both retail and public, decreased by 38 bps from 2.06% for the third quarter of 2010 to 1.68% for the third quarter of 2011.

The average cost of short-term borrowings was 0.20% for the third quarter of 2011 as compared to 0.63% for the third quarter of 2010. The decrease in the borrowing rate is the result of active management of the Company's borrowings whereby we have taken advantage of attractive short-term interest rates to structure a portfolio with laddered maturities and reduce our reliance on more expensive overnight funding. The average cost of long-term debt decreased from 6.83% for the third quarter of 2010 to 5.33% during the third quarter of 2011.  This change was the result of the prepayment of a $25.0 million FHLB convertible select borrowing during the fourth quarter 2010 which had a rate of 4.29%. At the end of the first quarter 2011 the Company borrowed another $25.0 million fixed rate FHLB borrowing with a rate of 1.01% with a two year final maturity. The aggregate average cost of all funding sources for the Company was 0.68% for the third quarter of 2011, compared to 0.86% for the same quarter of the prior year.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Interest-earning assets averaged $2.18 billion for the first nine months of 2011, compared to $2.02 billion for the same period in 2010. For the same two periods, total loans receivable including loans held for sale, averaged $1.45 billion in 2011 and $1.44 billion in 2010. Total securities, including restricted investments in bank stock, averaged $724.5 million and $568.9 million for the first nine months of 2011 and 2010, respectively.
The overall net growth in interest-earning assets was funded by an increase in the average balance of total noninterest-bearing deposits and an increase in average short-term borrowings. Total average deposits, including noninterest-bearing funds, increased by $59.6 million, or 3%, for the first nine months of 2011 over the same period of 2010 from $1.84 billion to $1.90 billion. Short-term borrowings averaged $146.1 million and $53.9 million in the first nine months of 2011 and 2010, respectively.
The fully tax-equivalent yield on interest-earning assets for the first nine months of 2011 was 4.52%, a decrease of 37 bps versus the comparable period in 2010. This decrease primarily resulted from lower yields on the majority of our securities portfolio during the first nine months of 2011 as compared to the same period in 2010, again, as a result of the lower level of general market interest rates present during 2011 versus the same period in 2010 combined with a shift in the mix of interest-earning assets as previously discussed.
The average rate paid on interest-bearing liabilities for the first nine months of 2011 was 0.88%, compared to 1.10% for the first nine months of 2010. Our deposit cost of funds decreased from 0.75% in the first nine months of 2010 to 0.62% for the same period in 2011. The aggregate cost of all funding sources was 0.72% for the first nine months of 2011, compared to 0.91% for the same period in 2010.

In the following table, nonaccrual loans have been included in the average loans receivable balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 34% tax rate for both 2011 and 2010.

	Three months ended,						Nine months ended,
	September 30, 2011			September 30, 2010			September 30, 2011			September 30, 2010
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$757,090	$5,613	2.97%	$561,628	$5,320	3.79%	$724,493	$16,607	3.06%	$568,457	$16,370	3.84%
Tax-exempt	—	—	—	—	—	—	—	—	—	446	20	6.07
Total securities	757,090	5,613	2.97	561,628	5,320	3.79	724,493	16,607	3.06	568,903	16,390	3.84
Federal funds sold	20,468	2	0.05	32,518	10	0.13	9,725	4	0.06	12,804	11	0.12
Total loans receivable	1,451,863	19,327	5.23	1,438,295	19,539	5.34	1,448,720	57,902	5.29	1,437,437	58,150	5.35
Total earning assets	$2,229,421	$24,942	4.41%	$2,032,441	$24,869	4.83%	$2,182,938	$74,513	4.52%	$2,019,144	$74,551	4.89%
Sources of Funds
Interest-bearing deposits:
Regular savings	$332,147	$355	0.42%	$316,626	$367	0.46%	$328,885	$1,083	0.44%	$326,618	$1,158	0.47%
Interest checking and money market	993,068	1,355	0.54	960,166	1,570	0.65	938,037	4,230	0.60	932,112	4,985	0.71
Time deposits	205,478	1,056	2.04	212,490	1,259	2.35	209,463	3,312	2.11	218,151	3,971	2.43
Public funds time	65,946	91	0.55	44,743	75	0.67	54,409	219	0.54	34,715	182	0.70
Total interest-bearing deposits	1,596,639	2,857	0.71	1,534,025	3,271	0.85	1,530,794	8,844	0.77	1,511,596	10,296	0.91
Short-term borrowings	110,935	57	0.20	34,262	55	0.63	146,070	394	0.36	53,900	242	0.59
Long-term debt	54,400	726	5.33	54,400	935	6.83	47,532	2,122	5.95	54,400	2,797	6.83
Total interest-bearing liabilities	1,761,974	3,640	0.82	1,622,687	4,261	1.04	1,724,396	11,360	0.88	1,619,896	13,335	1.10
Demand deposits (noninterest-bearing)	373,232			331,925			371,995			331,627
Sources to fund earning assets	2,135,206	3,640	0.68	1,954,612	4,261	0.86	2,096,391	11,360	0.72	1,951,523	13,335	0.91
Noninterest-bearing funds (net)	94,215			77,829			86,547			67,621
Total sources to fund earning assets	$2,229,421	$3,640	0.65%	$2,032,441	$4,261	0.83%	$2,182,938	$11,360	0.69%	$2,019,144	$13,335	0.88%

Net interest income and margin on a tax-equivalent basis		$21,302	3.77%		$20,608	4.00%		$63,153	3.83%		$61,216	4.01%
Tax-exempt adjustment		527			621			1,544			1,812
Net interest income and margin		$20,775	3.67%		$19,987	3.87%		$61,609	3.73%		$59,404	3.89%

Other Balances:
Cash and due from banks	$44,322			$44,695			$43,849			$44,088
Other assets	103,794			116,363			103,503			112,415
Total assets	2,377,537			2,193,499			2,330,290			2,175,647
Other liabilities	20,855			27,062			19,745			17,721
Stockholders' equity	221,476			211,825			214,154			206,403

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

Net interest income, on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans in order to show income as if it were taxable), for the third quarter of 2011 increased by $694,000, or 3%, over the same period in 2010. This increase resulted primarily from a reduction in interest rates paid on deposits and the prepayment of convertible select debt as discussed in the previous section of this Form 10-Q. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $24.9 million for both the third quarter of 2011 and for the third quarter of 2010. Interest income on loans receivable including loans held for sale, decreased by $212,000, or 1%, from the third quarter of 2010 from $19.5 million to $19.3 million. This was the result of a 1% increase in the volume of average loans outstanding offset by a decrease of 11 bps in the yield on the total loan portfolio compared to the third quarter one year ago. Interest income on the investment securities portfolio increased by $293,000, or 6%, for the third quarter of 2011 as compared to the same period last year. The average balance of the investment portfolio increased $195.5 million for the third quarter of 2011 over the third quarter of 2010, which helped to offset the impact of an 82 bps decrease in average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with less extension risk and significantly lower credit risk.

Interest expense for the third quarter decreased $621,000, or 15%, from $4.3 million in 2010 to $3.6 million in 2011. Interest expense on deposits decreased by $414,000, or 13%, from the third quarter of 2010. Interest expense on long-term debt decreased by $209,000, or 22%, as a result of the pay off of a $25 million five-year borrowing with a rate of 4.29% from the FHLB in the fourth quarter of 2010 partially offset by the subsequent addition of a $25.0 million two-year borrowing with a rate of 1.01% from the FHLB at the end of the first quarter 2011.

Net interest income, on a fully tax-equivalent basis, for the first nine months of 2011 increased by $1.9 million, or 3%, over the same period in 2010. Interest income on interest-earning assets totaled $74.5 million for the first nine months of 2011, a decrease of $38,000 compared to the same period in 2010. Interest income on loans receivable, including loans held for sale on a tax-equivalent basis, decreased by $248,000 from the first nine months of 2010 and interest income on investment securities and federal funds sold increased by $210,000 compared to the same period last year. The decrease in interest income earned was the result of a shift in the mix of interest-earning assets as well as a decrease in the yield on those earning assets due to the continued low interest rate environment that has existed over the past several years. Total interest expense for the first nine months decreased $2.0 million, or 15%, from $13.3 million in 2010 to $11.4 million in 2011. Interest expense on deposits decreased by $1.5 million, or 14%, for the first nine months of 2011 versus the same period of 2010. Interest expense on short-term borrowings increased by $152,000 for the first nine months of 2011 compared to the same period in 2010. Interest expense on long-term debt totaled $2.1 million for the first nine months of 2011, as compared to $2.8 million for the first nine months of 2010. The decrease in interest expense on long-term debt was a result of the pay off of the previously mentioned convertible select borrowing from the FHLB in the fourth quarter of 2010, offset partially by the addition of a $25.0 million two-year borrowing with a rate of 1.01% from the FHLB at the end of the first quarter 2011. Overall, the decreases in interest income and interest expense directly relate to the lower level of general market interest rates present in the first nine months of 2011 compared to the first nine months of 2010.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.59% during the third quarter of 2011 compared to 3.79% during the same period in the previous year and was 3.64% during the first nine months of 2011 versus 3.79% during the first nine months of 2010. Net interest margin represents the difference between interest income, including net loan fees earned and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 23 bps, from 4.00% for the third quarter of 2010 to 3.77% for the third quarter of 2011, as a result of the decreased yield on interest-earning assets, partially offset by the decrease in the cost of funding sources as previously discussed. For the first nine months of 2011 and 2010, the fully tax-equivalent net interest margin was 3.83% and 4.01%, respectively.

The following table demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances and tax-exempt loans and securities are reported on a fully-taxable equivalent basis.

	Three Months Ended			Nine Months Ended
	Increase (Decrease)			Increase (Decrease)
2011 versus 2010	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$1,542	$(1,249)	$293	$4,020	$(3,783)	$237
Tax-exempt	—	—	—	(10)	(10)	(20)
Federal funds sold	(2)	(6)	(8)	(2)	(5)	(7)
Interest on loans receivable	244	(456)	(212)	564	(812)	(248)
Total interest income	1,784	(1,711)	73	4,572	(4,610)	(38)
Interest on deposits:
Regular savings	32	(44)	(12)	29	(104)	(75)
Interest checking and money market	22	(237)	(215)	(91)	(664)	(755)
Time deposits	(21)	(182)	(203)	(15)	(644)	(659)
Public funds time	30	(14)	16	79	(42)	37
Short-term borrowings	40	(38)	2	249	(97)	152
Long-term debt	—	(209)	(209)	(70)	(605)	(675)
Total interest expense	103	(724)	(621)	181	(2,156)	(1,975)
Net increase (decrease)	$1,681	$(987)	$694	$4,391	$(2,454)	$1,937

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $13.8 million to the allowance for loan losses for the third quarter of 2011 as compared to $13.4 million for the third quarter of 2010. The loan loss provision for the first nine months was $17.2 million and $18.4 million for 2011 and 2010, respectively. The provision amount recorded in the third quarter was based upon management's allowance methodology which took into account the level of net charge-offs incurred during the quarter. Nonperforming assets at September 30, 2011 totaled $45.5 million, or 1.87%, of total assets, down $14.1 million, or 24%, from $59.6 million, or 2.67%, of total assets at December 31, 2010 and down $17.5 million, or 28%, from $63.0 million, or 2.82%, of total assets at September 30, 2010. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the third quarter of 2011 were $12.2 million, or 3.34% (annualized), of average loans outstanding, compared to total net charge-offs of $8.4 million, or 2.35% (annualized), of average loans outstanding, for the same period in 2010. Of the $12.2 million net loan charge-offs, $7.5 million, or 62%, was associated with commercial construction and land development loans; and $3.9 million, or 32%, was associated with commercial and industrial loans.

Net charge-offs for the first nine months of 2011 were $15.6 million, or 1.45% (annualized), of average loans outstanding, compared to net charge-offs of $11.6 million, or 1.09% (annualized), of average loans outstanding for the same period in 2010. Of the $15.6 million net loan charge-offs, approximately $8.9 million, or 57%, was associated with commercial construction and land development loans and $4.7 million, or 31%, was associated with commercial and industrial loans.

During the third quarter of 2011, three commercial construction and land development loans comprised $7.5 million, or 62% of total net charge-offs and $3.9 million, or 32% was associated with commercial and industrial loans, the majority of which was one relationship totaling $3.3 million.

Approximately $9.5 million, or 61%, of total net charge-offs for the first nine months of 2011 were associated with a total of 14 different relationships for which the Bank, upon determining the current value of the underlying collateral based on obtaining updated appraisals or changes in facts that occurred, charged down the loans to their current fair value less estimated costs to sell.

See the latter part of the Loan and Asset Quality section of this Form 10-Q for further detail of the Bank's procedures for appraisals and analysis.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.61% at September 30, 2011 as compared to 1.57% at December 31, 2010 and to 1.52% at September 30, 2010. The nonperforming loan coverage, defined as the allowance for loan losses as a percentage of total nonperforming loans, was 61% as of September 30, 2011 compared to 41% at December 31, 2010 and to 38% at September 30, 2010.

Noninterest Income

Noninterest income for the third quarter of 2011 decreased by $362,000, or 5%, from the same period in 2010. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges and fees, totaled $7.1 million, for the third quarter of 2011, an increase of $318,000, or 5%, over the third quarter of 2010. The increase in service charges and other fees was offset by a decrease in gains on sales of Small Business Administration (SBA) loans. Gains on the sales of these loans along with residential loans sold on the secondary market, totaled $162,000 for the third quarter of 2011 as compared to gains of $778,000 for the same period one year ago. Gains on the sale of loans for the third quarter 2011, only included the sale of residential loans where as the third quarter 2010 included the sale of residential and SBA loans. During the third quarter of 2011, the Company recorded gains of $7,000 on sales of investment securities compared to gains of $117,000 during the third quarter of 2010. The Company did not have any credit related OTTI losses during the third quarter 2011 compared to $46,000 of credit losses on two private-label CMOs recorded during the third quarter 2010. Further detailed discussion of impairment on securities can be found in Note 8 of this Form 10-Q.

Noninterest income for the first nine months of 2011 increased by $2.5 million, or 12%, over the same period in 2010. Service charges, fees and other operating income increased 6%, from $19.7 million for the first nine months of 2010 to $20.9 million in the first nine months of 2011. Gains on the sale of loans were $2.5 million during the first nine months of 2011 compared to $1.1 million in the same period of 2010. The increase was the result of a higher level of SBA loan sales in the first nine months of 2011 compared to the first nine months of 2010 combined with a modification made by the SBA on January 28, 2011 to the Secondary Participation Guarantee Agreement to remove the warranty provisions from the agreement among other changes. Included in noninterest income for the first nine months of 2011 was a $315,000 charge for OTTI on private-label CMOs in the Bank's investment portfolio compared to a $962,000 charge for the first nine months of 2010.  The Company recognized $350,000 of gains on sales of securities during the first nine months of 2011 compared to a $1.0 million gain in the first nine months of 2010.

Noninterest Expenses

Third Quarter 2011 compared to Third Quarter 2010

For the third quarter of 2011, noninterest expenses decreased by $804,000 compared to the same period in 2010. The Company experienced a lower level of noninterest expenses in many major categories during the third quarter 2011 compared to the same period in 2010.  Most notably, consulting fees were down $622,000 for the quarter compared to the same period last year along with a continued decrease in salary and advertising/marketing expenses. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2011 and September 30, 2010 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $353,000, or 3%, for the third quarter of 2011 compared to the third quarter of 2010. The Company experienced a reduction in total salary expense during the second half of 2010 which continued throughout the first nine months of 2011 as a result of a decrease in the number of full time equivalent employees from 923 during the third quarter of 2010 to 907 during the third quarter of 2011.  The reduction of salary expense was partially offset by an increase in health care plan costs and other benefits for employees in the third quarter of 2011 over the third quarter of 2010.

Occupancy expenses totaled $2.2 million for the third quarter of 2011, an increase of $190,000, or 9%, over the third quarter of 2010. This was primarily due to increased costs of routine upkeep and facilities needs of our 33 stores and headquarters locations.

Furniture and equipment expenses decreased 9%, or $120,000, from the third quarter of 2010, primarily related to a loss on disposal of certain fixed assets which occurred in third quarter 2010 with no corresponding disposals during third quarter 2011.

Advertising and marketing expenses totaled $491,000 for the three months ending September 30, 2011, a decrease of $207,000, or 30%, compared to the same period in 2010. Advertising and marketing expenses for the third quarter of 2011 were lower due to a reduction in the level of general advertising while the Company implemented its modified logo enhancements.

Data processing expenses remained stable with a small decrease of $69,000, or 2%, in the third quarter of 2011 compared to the three months ended September 30, 2010.

Regulatory assessments and related fees of $915,000 during the third quarter of 2011 were $276,000, or 23%, lower compared to the same period in 2010.  Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the Company's decrease in regulatory expenses.

Loan expense totaled $521,000 for the third quarter of 2011, an increase of $126,000, or 32%.  The increase is a result of a combination of increased costs to originate loans, costs associated with registering our loan originators with the Nationwide Mortgage Licensing System and Registry and increased expenses relating to problem loans in the process of collection.

Foreclosed real estate expenses totaled $975,000 during the third quarter of 2011, an increase of $555,000, or 132%, over the same quarter in 2010. During the third quarter of 2011, the Company recorded a $700,000 pretax write-down of its largest foreclosed real estate property. During the third quarter 2010, $282,000 of foreclosed assets were written down.

Consulting fees decreased by $622,000, or 64%, during the third quarter of 2011 to $343,000 as compared to the same quarter in 2010. In 2010, consultants were hired to assist the Bank in developing and implementing a system of procedures and controls designed to ensure full compliance with the Bank Secrecy Act (BSA) and Office of Foreign Assets Control (OFAC). The primary engagements that the consultants were hired for have been completed. It is anticipated that the level of consulting services needed in the fourth quarter of 2011 will be lower than the level incurred during the fourth quarter of 2010.

Total other noninterest expenses of $2.3 million decreased by $152,000, or 6%, for the three-month period ended September 30, 2011, compared to the same period in 2010. The reduction primarily related to a decrease in travel and entertainment costs along with a decrease in non credit related losses.

 Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

For the first nine months of 2011, noninterest expenses decreased by $272,000 compared to the same period in 2010. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits decreased by $351,000, or 1%, for the first nine months of 2011 compared to the first nine months of 2010. The year over year reduction in the level of employees, as previously discussed, accounted for the reduction in total salary costs. The reduction of salary expense was partially offset by an increase in health care costs and other benefits for employees in the first nine months of 2011 over the first nine months of 2010.

Occupancy expenses totaled $6.9 million for the first nine months of 2011, an increase of $435,000, or 7%, over the first nine months of 2010. The Company experienced a general increase in routine upkeep and facilities needs of its 33 stores and headquarters locations.

Furniture and equipment expenses increased 5%, or $203,000, over the first nine months of 2010 due to a loss on the disposal of fixed assets which occurred during the second quarter of 2011 combined with increased levels of depreciation expense on assets related to disaster recovery and security initiatives, that were put into service over the past twelve months.

Advertising and marketing expenses totaled $1.2 million for the nine months ended September 30, 2011, a decrease of $900,000, or 42%, from the same period in 2010. Advertising efforts were minimized during the first nine months of 2011 as the Company focused its efforts on brand enhancement and logo modification as previously discussed. The Company expects an increase in general advertising expenses in future periods.

Data processing expenses totaled $10.5 million, an increase of $622,000, or 6%, for the first nine months of 2011 over the nine months ended September 30, 2010. The majority of the increase related to an increase during the second quarter of 2011 in license fees and costs associated with the additional volume of transactions in both statement rendering services and automated teller machine (ATM)/Checkcard processing.

Regulatory assessments and related fees of $2.9 million during the first nine months of 2011 were $549,000, or 16%, lower compared to the same period in 2010.  Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the majority of the Company's decrease in regulatory expenses.

Loan expense totaled $928,000 for the first nine months of 2011, a decrease of $249,000, or 21%, compared to the same period in 2010.  The decrease is primarily a result of a reduction of expenses relating to loans in process of collection.

Foreclosed real estate expenses of $2.0 million increased by $676,000, or 49%, during the first nine months of 2011 compared to the same period in 2010. This expense was primarily the result of the write-down of one particular foreclosed asset by a total of $1.6 million due to recent offer prices on the subject property as well as write-downs on additional properties totaling $200,000 during the first nine months of 2011 compared to the write-down of foreclosed assets by $814,000 in the first nine months of 2010. The increase in the total amount of write-downs in 2011 over 2010 were partially offset by a reduction of foreclosed real estate operating expenses during the first nine months of 2011 compared to the first nine months of 2010.

Consulting fees decreased by $1.5 million, or 56%, during the first nine months of 2011 to $1.2 million compared to the same period one year ago. The decrease is related to the much lower need for consulting services in 2011 compared to the level utilized in 2010 in assisting the Bank with its procedures and controls to ensure compliance with BSA and OFAC.

The Company expensed $1.8 million of costs during the first nine months of 2011 associated with modifications to its logos and with overall brand enhancement.  The logo modifications were related to the settlement reached with another financial institution which dismissed a trademark infringement action brought against Metro Bank in June 2009. The majority of those expenses occurred during the second quarter of 2011.  Any remaining future costs related to this issue are not expected to be material.

Other noninterest expenses decreased by $440,000, or 6%, for the nine-month period ended September 30, 2011, compared to the same period in 2010. This is due to the Company recording an expense in 2010 relating to a canceled potential branch site of which it did not have any corresponding costs in 2011 in addition to a decrease in travel and entertainment costs.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2011 and 2010 this ratio equaled 2.67% and 2.99%, respectively. For the nine-month period ended September 30, 2011, the ratio equaled 2.70% compared to 3.18% for the nine-month period ended September 30, 2010.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring as detailed above) to net interest income plus noninterest income (less nonrecurring). For the quarter ended September 30, 2011, the operating efficiency ratio was 83.0%, compared to 87.4% for the similar period in 2010. The decrease in the operating efficiency ratio for the third quarter of 2011 versus the third quarter of 2010 relates to the 2% increase in total revenues in 2011 combined with a 3% decrease in noninterest expenses. This ratio equaled 82.9% for the first nine months of 2011, compared to 90.4% for the first nine months of 2010. The decrease for the nine months ended September 30, 2011 versus September 30, 2010 was due to a 6% increase in total revenues combined with a flat level of noninterest expenses.

Benefit for Federal Income Taxes

The benefit for federal income taxes was $3.3 million for the third quarter of 2011, compared to a tax benefit of $3.8 million for the same period in 2010. For the nine months ended September 30, the tax benefit was $2.3 million for 2011 compared to a tax benefit of $4.9 million in 2010. The 2010 income tax provision was net of a $358,000 tax benefit the Company recorded during 2010 for merger-related expenses that were not deductible in previous periods. In addition, tax-exempt income was $518,000 lower in the first nine months of 2011 compared to the first nine months of 2010. The Company's statutory tax rate was 34% in both 2011 and 2010.

With the Company experiencing a net operating loss during the third quarter of 2011, management conducted an assessment as to whether or not the net deferred tax assets of $2.8 million are expected to be realized by the Company in future periods. At September 30, 2011, the Company concluded that a valuation allowance against its recorded deferred tax assets was not necessary, largely based on the Company's projections of future taxable income and available tax planning strategies. A valuation allowance, if required in the future, could have a significant impact on the Company's future earnings.

Net Loss and Net Loss per Share

Net loss for the third quarter of 2011 was $5.7 million, compared to a net loss of $6.2 million recorded in the third quarter of 2010. The decrease was due to an $788,000 increase in net interest income and an $804,000 decrease in noninterest expenses partially offset by a $350,000 increase in the provision for loan losses, a $362,000 decrease in noninterest income and a $438,000 reduction in the benefit for income taxes.

Net loss for the first nine months of 2011 was $2.2 million, a decrease of $3.6 million, or 62%, compared to the $5.8 million of net loss recorded in the first nine months of 2010. The lower net loss was due to a $2.2 million increase in net interest income, a $1.2 million decrease in the provision for loan losses, a $2.5 million increase in noninterest income and a $272,000 decrease in noninterest expenses partially offset by a $2.6 million decrease in the benefit for income taxes.

Basic and diluted net loss per common share was $0.41 for the third quarter of 2011, compared to basic and diluted net loss per common share of $0.46 for the third quarter of 2010. For the first nine months of 2011, both basic and fully-diluted net loss per common share was $0.16 compared to basic and fully-diluted net loss per common share of $0.43 for the nine months ended September 30, 2010.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2011 was (0.95)%, compared to (1.11)% for the third quarter of 2010. The ROA for the first nine months in 2011 and 2010 was (0.13)% and (0.36)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income or loss by average stockholders' equity. The ROE was (10.24)% for the third quarter of 2011, compared to (11.54)% for the third quarter of 2010. The ROE for the first nine months of 2011 was (1.37)%, compared to (3.75)% for the first nine months of 2010.

FINANCIAL CONDITION

Securities

During the first nine months of 2011, the total investment securities portfolio increased by $154.5 million from $665.6 million to $820.1 million. The unrealized gain/loss position on AFS securities improved by $18.3 million from an unrealized loss of $8.5 million at December 31, 2010 to an unrealized gain of $9.8 million at September 30, 2011, as increased market prices resulted in an increase to the fair market value of securities within the Bank's portfolio.

Sales of securities with a market value of $126.2 million occurred during the first nine months of 2011 with the Bank realizing net pretax gains of $350,000. One security with a market value of $25.0 million was called during the first nine months of 2011 with no gain or loss realized on the call. The securities sold included one Agency CMO with a fair market value of $852,000 and a carrying value of $845,000 that had been classified as held to maturity and was sold as the current face had fallen below 15% of the original purchase amount.

During the first nine months of 2011, the fair value of the Bank's AFS securities portfolio increased by $142.7 million, from $438.0 million at December 31, 2010 to $580.7 million at September 30, 2011. The change was a result of purchases of new securities totaling $296.1 million, partially offset by $125.3 million of securities sold, principal pay downs of $44.8 million and the previously mentioned improvement of $18.3 million in the unrealized gain/loss position on the portfolio. The AFS portfolio is comprised of U.S. Government agency securities, agency residential mortgage-backed securities (MBSs), agency CMOs, private-label CMOs and corporate debt securities. At September 30, 2011, the after-tax unrealized gain on AFS securities included in stockholders' equity totaled $6.5 million, compared to an unrealized loss of $5.6 million at December 31, 2010. The weighted-average life of the AFS portfolio was approximately 2.8 years at September 30, 2011 compared to 4.5 years at December 31, 2010. The duration was 2.5 years at September 30, 2011 compared to 3.5 years at December 31, 2010. The current weighted-average yield was 2.70% at September 30, 2011 compared to 3.25% at December 31, 2010.

During the first nine months of 2011, the carrying value of securities in the held to maturity (HTM) portfolio increased by $11.8 million from $227.6 million to $239.3 million. The increase was the result of new purchases totaling $56.0 million that were partially offset by principal pay downs of $18.3 million, a bond call of $25.0 million and the above-mentioned bond sale of $852,000. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs and corporate debt securities. The weighted-average life of the HTM portfolio at September 30, 2011 was 4.1 years compared to 9.1 years at December 31, 2010. The duration was 3.2 years at September 30, 2011 compared to 7.0 years at December 31, 2010. The current weighted-average yield was 3.55% at September 30, 2011 compared to 3.86% at December 31, 2010.

The average fully tax-equivalent yield on the combined investment securities portfolio as of September 30, 2011 was 3.06% as compared to 3.84% as of September 30, 2010.

As mentioned above, the Bank's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations, private-label CMOs and corporate debt securities. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many types of CMOs. The unrealized losses in the Company's investment portfolio at September 30, 2011 are associated with two different types of securities. The first type includes two agency debentures, three government agency sponsored CMOs and four corporate debt securities. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the corporate bonds are shorter-term holdings in investment grade companies.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.

Private-label CMOs were the second type of security in the Company's investment portfolio with unrealized losses at September 30, 2011. As of September 30, 2011, the Company owned eight private-label CMO securities with unrealized loss positions in its investment portfolio with a total amortized cost of $26.6 million compared to $33.2 million at December 31, 2010 and $61.7 million at September 30, 2010. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Bank uses a third-party source for the monthly pricing of its portfolio. Under fair value measurement guidance, the Bank considers these indications to be based upon Level 2 inputs through matrix pricing, observed quotes for similar assets and/or market-corroborated inputs.

See the detailed discussion in Note 8 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential mortgage loans the Company originates with the intention of selling in the future. Prior to September 30, 2011, loans held for sale also included SBA loans the Company originated with the intention of selling. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. Held for sale loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 days of funding. At September 30, 2011 and December 31, 2010, there were no past due or impaired residential mortgage loans held for sale. In previous years, as well as for the first half of 2011, the Company was originating SBA loans with the intent to sell the guaranteed portion of the loans. The Company received proceeds of $12.1 million in SBA loans and recognized a gain of $950,000 during the first nine months of 2011. During the second quarter of 2011, as a result of a much lower level of SBA loan originations in 2011 compared to 2010, the Company's management made the decision to hold SBA loans in the Company's loan receivable portfolio unless or until the Company's management determines a sale of certain loans is appropriate. At the time such a decision would be made, the SBA loans will be moved from the loans receivable portfolio to the loans held for sale portfolio.

Total loans held for sale were $8.8 million at September 30, 2011 and $18.6 million at December 31, 2010. At September 30, 2011, loans held for sale were comprised of $5.4 million of student loans and $3.4 million of residential mortgages as compared to $6.0 million of student loans, $5.2 million of SBA loans and $7.4 million of residential mortgages at December 31, 2010. The decrease was primarily the result of Metro's strategic decision to now record and hold SBA loans in the Company's loan portfolio as mentioned above. In addition, principal sales of $47.4 million were partially offset by $37.6 million in mortgage loan originations during the first nine months of 2011.

Loans Receivable

Commercial loans outstanding are comprised of commercial and industrial, tax-exempt, owner occupied real estate, commercial construction and land development and commercial real estate loans.  Consumer loans consist of residential real estate mortgages, home equity loans, consumer lines of credit and other loans. We manage risk associated with our loan portfolio in part through diversification, with what we believe are sound policies and underwriting procedures that are reviewed, updated and approved at least annually, as well as through our ongoing loan monitoring efforts. Additionally, we monitor concentrations of loans or loan relationships by purpose, collateral or industry.

During the first nine months of 2011, total gross loans receivable increased by $65.4 million, or 5% (non-annualized), from $1.38 billion at December 31, 2010 to $1.44 billion at September 30, 2011. Gross loans receivable represented 70% of total deposits and 59% of total assets at September 30, 2011, as compared to 75% and 62%, respectively, at December 31, 2010.

The following table reflects the composition of the Company's loan portfolio as of September 30, 2011 and 2010, respectively:

(dollars in thousands)	September 30, 2011	% of Total	September 30, 2010	% of Total	$ Change	% Change
Commercial and industrial	$340,252	23%	$322,073	23%	$18,179	6%
Commercial tax-exempt	82,998	6	107,477	8	(24,479)	(23)
Owner occupied real estate	266,860	18	252,775	18	14,085	6
Commercial construction and land development	113,850	8	113,760	8	90	—
Commercial real estate	359,068	25	312,872	22	46,196	15
Residential	80,885	6	80,479	6	406	1
Consumer	200,701	14	206,476	15	(5,775)	(3)
Gross loans	1,444,614	100%	1,395,912	100%	$48,702	3%
Less: Allowance for loan losses	23,307		21,169
Net loans receivable	$1,421,307		$1,374,743

Loan and Asset Quality

Nonperforming assets include nonperforming loans and foreclosed real estate. The table below presents information regarding nonperforming assets at September 30, 2011 and at the end of the previous four quarters:

(dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans:
Commercial and industrial	$12,175	$19,312	$22,454	$23,103	$21,536
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	3,482	2,450	4,552	4,318	7,311
Commercial construction and land development	6,309	12,629	13,674	14,155	15,120
Commercial real estate	10,400	5,125	5,043	5,424	6,016
Residential	3,125	3,663	3,833	3,609	3,694
Consumer	2,009	2,310	2,357	1,579	1,871
Total nonaccrual loans	37,500	45,489	51,913	52,188	55,548
Loans past due 90 days or more and still accruing	567	—	90	650	628
Total nonperforming loans	38,067	45,489	52,003	52,838	56,176
Foreclosed real estate	7,431	8,048	6,138	6,768	6,815
Total nonperforming assets	$45,498	$53,537	$58,141	$59,606	$62,991
Troubled Debt Restructurings (TDRs)
Nonaccruing TDRs	$10,129	$10,054	$8,373	$—	$—
Accruing TDRs	14,979	—	—	177	178
Total TDRs	$25,108	$10,054	$8,373	$177	$178
Nonperforming loans to total loans	2.64%	3.12%	3.59%	3.83%	4.02%
Nonperforming assets to total assets	1.87%	2.24%	2.51%	2.67%	2.82%
Nonperforming loan coverage	61%	48%	42%	41%	38%
Nonperforming assets / capital plus allowance for loan losses	19%	22%	25%	26%	27%

Nonperforming assets at September 30, 2011, were $45.5 million, or 1.87%, of total assets, as compared to $59.6 million, or 2.67% of total assets, at December 31, 2010 and compared to $63.0 million, or 2.82%, of total assets, at September 30, 2010.

Total nonperforming loans (nonaccrual loans plus loans past due 90 days and still accruing interest) were $38.1 million at September 30, 2011 down from $52.8 million at December 31, 2010 and down from $56.2 million at September 30, 2010. The decrease was the result of a combination of charge-offs, pay downs and transfers to foreclosed assets, partially offset by additions to nonaccrual loans. Metro experienced a net decline in the level of nonaccrual loans over each of the past five consecutive quarters.

A troubled debt restructuring (TDR) is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower.  Concessions could include, but are not limited to, interest rate reductions below current market interest rates, material maturity extensions and principal forgiveness.  An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral at a time when real estate values are at historical lows.
The Bank adopted Financial Accounting Standards Board (FASB) guidance on determination of whether a restructuring is a troubled debt restructuring retrospectively to January 1, 2011. As of September 30, 2011 troubled debt restructurings totaled $25.1 million, of which $10.1 million were included in nonaccruing loans. The remaining $15.0 million of troubled debt restructurings were accruing at September 30, 2011. Troubled debt restructured loans were $177,000 at December 31, 2010 and $178,000 at September 30, 2010.
During the third quarter of 2011, TDRs increased $15.1 million from $10.1 million to $25.1 million. There were eight relationships which consisted of 25 loans which were restructured during the quarter. The majority of these loans, approximately $11.0 million, were commercial construction and land development and $3.4 million were other commercial real estate loans. The commercial construction and land development loans were considered to be TDRs by management in accordance with the FASB guidance as a result of maturity date extensions of residential tract development loans that were granted. Additionally, $3.3 million of the commercial real estate loans were also modified due to a maturity date extensions.

Nonaccruing TDRs, which are included in nonaccrual loans and accruing TDRs are presented in the table above. Nonaccrual TDRs may be reclassified to accruing TDRs when the borrower has consistently made payments for at least six months and the Bank expects repayment of the modified loan's principal and interest. The loan will no longer be considered a TDR when the interest rate is equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is no longer impaired based on the terms specified by the restructuring agreement.

The following table reflects the change in the total of nonaccrual loan balances for the three months and nine months ended September 30, 2011:

	September 30, 2011
(in thousands)	Three Months Ended	Nine Months Ended
Balance at beginning of period	$45,489	$52,188
Additions	10,447	17,388
Net charge-offs	(12,166)	(15,553)
Pay downs	(1,074)	(7,230)
Upgrades to accruing status	(4,565)	(4,688)
Transfers to foreclosed real estate	(631)	(4,605)
Balance at end of period	$37,500	$37,500

During the third quarter, the additions to nonaccrual consisted of 11 commercial relationships and 14 consumer loans. The largest relationship totaled $5.3 million and primarily consisted of commercial real estate loans. This resulted from a borrower filing for reorganization bankruptcy during the quarter. At the present time, management believes, based upon appraisals and evaluation of the collateral that the Bank holds sufficient collateral on this relationship. The average total balance of commercial relationships added during the quarter was $959,000.

Three commercial construction and land development loans comprised $7.5 million, or 62% of total net charge-offs during the third quarter and $3.9 million, or 32%, were commercial and industrial loans, the majority of which was one relationship totaling $3.3 million.

One commercial relationship of $3.3 million and one consumer loan for $863,000 were both upgraded to accruing status during the third quarter in addition to other smaller consumer and residential loans that were also upgraded.

Nonaccrual loans decreased from $55.5 million at September 30, 2010 to $37.5 million at September 30, 2011, a 32% decrease.  Nonaccrual commercial loans consisted of 49 relationships at September 30, 2011 and 44 relationships at September 30, 2010. Commercial loans were 92% of the additions to nonaccrual loan balances over the past twelve months, the remaining 8% represents consumer loans.

The table and discussion that follows provides additional details of the components of our nonaccrual commercial and industrial loans, commercial construction and land development loans and commercial real estate loans, our three largest nonaccrual categories.

	Nonaccrual Loans
(dollars in thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Commercial and Industrial:
Number of loans	46	59	57	53	55
Number of loans greater than $1 million	3	4	5	6	4
Average outstanding balance of those loans:
Greater than $1 million	$3,224	$3,298	$3,258	$2,954	$3,803
Less than $1 million	$58	$111	$119	$118	$129
Commercial Construction and Land Development:
Number of loans	11	8	8	8	9
Number of loans greater than $1 million	3	5	5	5	5
Average outstanding balance of those loans:
Greater than $1 million	$1,391	$2,331	$2,540	$2,560	$2,614
Less than $1 million	$267	$325	$325	$452	$474
Commercial Real Estate:
Number of loans	41	14	24	14	26
Number of loans greater than $1 million	3	1	2	1	4
Average outstanding balance of those loans:
Greater than $1 million	$2,238	$3,719	$2,872	$3,719	$2,116
Less than $1 million	$189	$108	$175	$131	$217

At September 30, 2011, 46 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $1,100 to $5.4 million. Of the 46 loans, three loans were in excess of $1.0 million each and aggregated $9.7 million, or 79%, of total nonaccrual commercial and industrial loans. The average outstanding balance was $3.2 million per loan. The remaining 43 loans account for the difference at an average outstanding balance of $58,000 per loan.

There were eleven loans in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $1.5 million. Of the eleven loans, three loans were in excess of $1.0 million each and aggregated to $4.2 million, or 66%, of total nonaccrual commercial construction and land development loans, with an average outstanding balance of $1.4 million per loan. The remaining eight loans account for the difference at an average outstanding balance of $267,000 per loan.

There were 41 loans in the nonaccrual commercial real estate category with outstanding balances ranging from $23,000 to $3.7 million. Of the 41 loans, three loans were in excess of $1.0 million each and aggregated to $6.7 million, or 48%, of total nonaccrual commercial real estate loans, with an average outstanding balance of $2.2 million per loan. The remaining 38 loans account for the difference at an average outstanding balance of $189,000 per loan. One relationship that was placed on nonaccrual totaled $5.3 million and accounted for 18 of the 41 loans.

At December 31, 2010, 53 loans were in the nonaccrual commercial and industrial category with outstanding balances ranging from $2,000 to $5.6 million, eight loans were in the nonaccrual commercial construction and land development category with outstanding balances ranging from $150,000 to $4.8 million and 14 loans were in the nonaccrual commercial real estate category with outstanding balances ranging from $6,000 to $3.7 million. Of the 53 commercial and industrial loans, six of the loans were in excess of $1.0 million each and totaled $17.7 million, or 77%, of the nonaccrual balances for this category with an average outstanding balance of $3.0 million per loan. The remaining 47 loans account for the difference at an average outstanding balance of $118,000 per loan. Of the eight nonaccrual commercial construction and land development loans, five loans, were in excess of $1.0 million each and totaled $12.8 million, or 90%, of nonaccrual balances for this loan category, with an average outstanding balance of $2.6 million per loan. The remaining three loans account for the difference at an average outstanding balance of $452,000 per loan. Of the 14 nonaccrual commercial real estate loans, one loan, was in excess of $1.0 million and totaled $3.7 million, or 69%, of nonaccrual balances for this loan category, with an average outstanding balance of $3.7 million per loan. The remaining

13 loans account for the difference at an average outstanding balance of $131,000 per loan.

While it is difficult to forecast nonperforming loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.

Loans past due 90 days or more and still accruing at September 30, 2011 totaled $567,000 compared to $650,000 at December 31, 2010 and $628,000 at September 30, 2010.

Foreclosed real estate totaled $7.4 million at September 30, 2011 and $6.8 million at December 31, 2010 and at September 30, 2010. The increase in foreclosed real estate during the first nine months of 2011 is the result of the transfer of 18 properties into this category totaling approximately $4.5 million, partially offset by the sale of 15 properties for total net proceeds of $2.0 million, write-downs of $1.8 million on nine properties and four pay downs totaling $281,000.

Impaired loans and other loans related to the same borrowers totaled $54.0 million at September 30, 2011 with an aggregate specific allocation of $5.4 million compared to impaired loans of $71.8 million at December 31, 2010 with $3.6 million aggregate specific allocation. Several substandard accruing loans considered impaired at December 31, 2010 were no longer considered to be impaired as of March 31, 2011. After further analysis of these loans during the first quarter of 2011, management determined they no longer met the definition of impaired. During the third quarter of 2011, impaired loans and other loans related to the same borrowers increased as a result of identifying and including accruing TDRs as impaired loans.

Relationships classified as other problem loans were comprised of $14.4 million of special mention rated loans and $30.0 million of substandard accruing loans which were included in the general pool of loans to determine the adequacy of the allowance for loan losses at September 30, 2011. At December 31, 2010, none of the Company's $19.5 million of substandard accruing loans were included in the general pool and were individually analyzed to determine whether a specific allocation was required.

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

Partially charged off loans with an updated appraisal remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or classification as a TDR, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

The Bank may create a specific allowance for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. These circumstances are often credits in transition or in which a legal matter is pending. In these instances, the Bank has determined that a loss is probable but not imminent based upon available information surrounding the credit at the time of the analysis, however management believes an allowance is appropriate to acknowledge the risk of loss.

Management's Allowance for Loan Loss Committee has performed a detailed review of the nonperforming loans and of the collateral related to these credits and believes to the best of its knowledge, that the allowance for loan losses remains adequate for the level of risk inherent in these loans at September 30, 2011.

As a result of continued economic conditions affecting unemployment, consumer spending, home sales and collateral values, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the foreseeable future.

Allowance for Loan Losses

The Company recorded provisions of $13.8 million to the allowance for loan losses during the third quarter of 2011, compared to $13.4 million for the third quarter of 2010. Net charge-offs for the three months ended September 30, 2011 were $12.2 million, or 3.34% (annualized), of average loans outstanding compared to $8.4 million, or 2.35% (annualized), of average loans outstanding in the same period of 2010. The elevated provision for loan losses recorded during the third quarter of 2011 was the result of write-downs and specific allocations made on nonperforming assets as a result of a decrease in the value of related collateral as well as financial data received and analyzed during the third quarter of 2011.

During the first nine months of 2011 the Company recorded provisions of $17.2 million to the allowance for loan losses compared to $18.4 million for the first nine months of 2010. Net charge-offs for the nine months ended September 30, 2011 were $15.6 million, or 1.45% (annualized), of average loans outstanding compared to $11.6 million, or 1.09% (annualized), of average loans outstanding for the same period of 2010.

The allowance for loan losses as a percentage of total loans receivable was 1.61% at September 30, 2011, compared to 1.57% at December 31, 2010. The increase in the allowance was partially the result of the increase in loans outstanding and partially due to an increase in specific allocations.

The following table sets forth information regarding the Company's provision and allowance for loan losses for the third quarter of 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at July 1	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Provision charged to operating expenses	4,841	(3)	(58)	8,781	(119)	16	302	(10)	13,750
Recoveries of loans previously charged-off	21	—	1	—	2	—	19	—	43
Loans charged-off	(3,909)	—	(252)	(7,532)	(199)	(46)	(271)	—	(12,209)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307
Net charge-offs (annualized) as a percentage of average loans outstanding									3.34%
Allowance for loan losses as a percentage of period-end loans									1.61%

The following table sets forth information regarding the Company's provision and allowance for loan losses for the first nine months of 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi-dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	4,973	(8)	28	10,134	1,384	84	974	(327)	17,242
Recoveries of loans previously charged-off	74	—	1	—	10	29	53	—	167
Loans charged-off	(4,822)	—	(254)	(8,914)	(677)	(147)	(906)	—	(15,720)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307
Net charge-offs (annualized) as a percentage of average loans outstanding									1.45%
Allowance for loan losses as a percentage of period-end loans									1.61%

The following table sets forth information regarding the Company's provision and allowance for loan losses for certain periods of 2010:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$16,178	$14,391
Provision charged to operating expenses	13,400	18,400
Recoveries of loans previously charged-off	162	438
Loans charged-off	(8,571)	(12,060)
Balance at end of period	$21,169	$21,169
Net charge-offs (annualized) as a percentage of average loans outstanding	2.35%	1.09%
Allowance for loan losses as a percentage of period-end loans	1.52%	1.52%

Premises and Equipment

During the first nine months of 2011, premises and equipment decreased by $4.8 million, or 6%, from $88.2 million at December 31, 2010 to $83.3 million at September 30, 2011. This decrease was primarily due to depreciation and amortization of $4.9 million on existing assets.

Deposits

Total deposits at September 30, 2011 were $2.06 billion, up $227.2 million, or 12% (not annualized), over total deposits of $1.83 billion at December 31, 2010 and up $130.7 million, or 7%, over September 30, 2010. Core deposits totaled $1.99 billion at September 30, 2011, compared to $1.77 billion at December 31, 2010 and were up $109.3 million, or 6%, over the previous twelve months. Total noninterest-bearing deposits increased by $51.6 million, or 15%, from $341.0 million at December 31, 2010 to $392.6 million at September 30, 2011 and total interest-bearing deposits increased by $175.6 million over the same period. Specifically, savings deposits increased by $35.5 million in the first nine months of 2011 and demand interest-bearing deposits increased $144.6 million while total time deposits decreased by $4.5 million for the first nine months of 2011. The cost of total core deposits for the third quarter of 2011 was 0.58%, down 12 bps, or 17%, from the same period in 2010.

The average balances and weighted-average rates paid on deposits for the first nine months of 2011 and 2010 are presented in the table below:

	Nine Months Ended September 30,
	2011		2010
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$371,995		$331,627
Interest-bearing (money market and checking)	938,037	0.60%	932,112	0.71%
Savings	328,885	0.44	326,618	0.47
Time deposits	263,872	1.79	252,866	2.20
Total deposits	$1,902,789		$1,843,223

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At September 30, 2011, short-term borrowings totaled $88.1 million as compared to $140.5 million at December 31, 2010. Average short-term borrowings for the first nine months of 2011 were $146.1 million as compared to $53.9 million for the first nine months of 2010. The increase in average short-term borrowings was used to fund purchases of investment securities during the first six months of 2011. The average rate paid on the short-term borrowings was 0.36% for the first nine months of 2011 compared to 0.59% for the first nine months of 2010.

Long-Term Debt

Long-term debt totaled $54.4 million at September 30, 2011 and $29.4 million at December 31, 2010. As of September 30, 2011, our long-term debt consisted of $29.4 million of Trust Capital Securities through Commerce Harrisburg Capital Trust I, Commerce Harrisburg Capital Trust II and Commerce Harrisburg Capital Trust III, our Delaware business trust subsidiaries and a $25.0 million fixed borrowing at 1.01% from the FHLB. At September 30, 2011, all of the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes for both the Bank and the Company. Proceeds of the trust capital securities were used for general corporate purposes, including additional capitalization of our wholly-owned banking subsidiary.

Stockholders' Equity and Capital Adequacy

At September 30, 2011, stockholders' equity totaled $219.3 million, up $13.9 million, or 7%, over $205.4 million at December 31, 2010. Stockholders' equity at September 30, 2011 included $6.5 million of unrealized gains and at December 31, 2010 included $5.6 million of unrealized losses, net of income tax impacts, on securities available for sale. Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2011, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Total Capital	15.35%	15.83%	13.81%	14.06%	8.00%	10.00%
Tier 1 Capital	14.10	14.58	12.56	12.81	4.00	6.00
Leverage ratio (to total average assets)	10.15	10.68	9.03	9.38	4.00	5.00

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

The following table compares the impact on forecasted net interest income at September 30, 2011 of a plus 500 and minus 100 bp change in interest rates to the impact at September 30, 2010 in a plus 300 and a minus 100 bp scenario:

	September 30, 2011		September 30, 2010
	12 Months	24 Months	12 Months	24 Months
Plus 500	2.6%	9.3%	—	—
Plus 300	—	—	2.2%	6.2%
Minus 100	(2.7)	(4.6)	(3.7)	(4.9)

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off balance sheet items. The model calculates the market value of our assets and liabilities in the current rate scenario and then compares the market value given an immediate 500 bp increase and a 100 bp decrease in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable if an immediate 500 bp increase in rates would result in a loss of more than 40% of the market value calculated in the current rate scenario, or if an immediate 100 bp decrease in rates would result in a loss of more than 30% of market value calculated in the current rate scenario.  At September 30, 2011 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 500 or minus 100 bp change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2011 provide an accurate assessment of our interest rate risk.  At September 30, 2011, the average life of our core deposition transaction accounts was 8.4 years.

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

The Company's investment portfolio maintains a significant portion of its holdings in MBSs and CMOs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The Company relies upon a well-structured, well-diversified portfolio of securities to provide sufficient liquidity regardless of the direction of interest rates. Additionally, the fair market value of the Company's AFS portfolio increased from $438.0 million as of December 31, 2010 to $580.7 million as of September 30, 2011, although it does not intend to sell investments to meet liquidity needs.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity include a $15 million line of credit through the Atlantic Central Bankers Bank (ACBB) and $510.4 million of borrowing capacity at the FHLB. In addition we have the ability to borrow at the Federal Reserve Bank Discount Window. At September 30, 2011, our total potential liquidity through FHLB and ACBB secondary sources was $525.4 million, of which $412.3 million was available, as compared to $388.4 million available out of our total potential liquidity of $528.9 million at December 31, 2010. The $3.5 million decrease in potential liquidity was mainly due to a decrease in the borrowing capacity at the FHLB as a result of the bank's lower level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag. Utilization of this capacity was decreased from the previous quarter as average borrowings through the FHLB totaled $110.9 million in the third quarter of 2011 compared to $183.1 million in the second quarter of 2011.

As a result of Metro Bank entering into a Consent Order with both the FDIC and the Pennsylvania Department of Banking on April 29, 2010, the FHLB, in the second quarter of 2010, had temporarily placed a soft cap limit on the Bank's available borrowing level to 50% of the Bank's normal maximum borrowing capacity. This limitation was removed by the FHLB during the third quarter of 2011.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

No items to report for the quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information.

No items to report for the quarter ended September 30, 2011.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/9/2011	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/2011	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.