Form 10-K
period 2011-12-31
METRO BANCORP, INC.
filed 2012-03-14
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 Registrant’s telephone number, including area code: (888) 937-0004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2011, was $145,614,067.
The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 29, 2012 was 14,126,706.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (the Annual Report). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2012.

METRO BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

Part I.

Item 1. Business

Forward-Looking Statements

This Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, with respect to the financial condition, liquidity, results of operations, future performance and business of Metro Bancorp, Inc. (Metro or the Company). These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

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

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers ability to meet credit obligations;

•	our ability to manage current elevated levels of impaired assets;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that banks pay to the fund;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisitions and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses (ALL);

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	continued compliance with the April 29, 2010 consent order may result in increased noninterest expenses;

•	expenses associated with modifications we are making to our logos in response to the Members 1st litigation and dismissal order;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

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

General

Metro Bancorp, Inc. is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Company was incorporated as Pennsylvania Commerce Bancorp, Inc. on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. The Company is a one-bank holding company headquartered in Harrisburg, Pennsylvania and provides full banking services through its subsidiary, Metro Bank (the Bank).

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

On June 15, 2000, the Company issued $5 million of 11% Trust Capital Securities through Commerce Harrisburg Capital Trust I, a Delaware business trust subsidiary of the Company. Proceeds of this offering were invested in the Bank and all $5 million of the Trust Capital Securities qualified as Tier 1 capital for regulatory capital purposes. During the fourth quarter of 2011, the Company repurchased and retired the $5 million of Trust Capital Securities issued on June 15, 2000. On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II, a Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $8 million of the Trust Capital Securities qualifies as Tier 1 capital for regulatory capital purposes.  On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III, a Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $15 million of the Trust Capital securities qualifies as Tier 1 Capital for regulatory capital purposes.

In 2009, upon the Bank’s acquisition of a 15% ownership interest in a local commercial property due to a foreclosure on a non-recourse loan, the Company created a new entity, MB Harrisburg Holdings, LLC to hold this property.  The only asset held by this nonbanking subsidiary is the Company's percentage ownership in this property which had a fair market value of approximately $2.2 million as of December 31, 2011.

As of December 31, 2011, the Company had approximately $2.42 billion in assets, $2.07 billion in deposits, $1.42 billion in total net loans (including loans held for sale) and $220.0 million in stockholders’ equity. The Company’s total revenues (net interest income plus noninterest income) were $113.5 million and the Company recorded net income of $289,000 for the year ended December 31, 2011.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (888) 937-0004. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2011, the Company had 957 employees. Management believes the Company’s relationship with its employees is good.

On March 15, 2010, the Company and Republic First Bancorp, Inc. (Republic First), parent company of Republic First Bank, terminated their November 7, 2008 Agreement and Plan of Merger (Merger Agreement). The Merger Agreement would have merged Republic First into the Company. Except for a few select provisions, such as the continued confidentiality of certain shared information, the provisions of the Merger Agreement are not effective. See the Company's Current Report on Form 8-K dated March 15, 2010 and filed with the SEC on March 15, 2010 announcing the termination of the Merger Agreement.

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in Item 8 of this Report.

On July 13, 1984, the Bank filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking (Pa DOB). On September 7, 1984, the Bank was granted preliminary approval of its application and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to “Commerce Bank/Harrisburg, National Association.”

On June 3, 2008, Metro Bank filed an application to convert from a national charter to a state-chartered banking institution with the Pa DOB. On November 7, 2008, the Pa DOB approved the application to convert from a national bank charter to a state bank charter. As a result of the conversion to a state-chartered bank, the Bank is supervised jointly by the Pa DOB and the FDIC. The Company is supervised by the Federal Reserve Bank (FRB), which supervises all bank holding companies.

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

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit (CDs), individual retirement accounts, club accounts, debit card services, online banking including Pay Anyone, safe deposit facilities and automated teller facilities. Its services also include a full range of lending activities including commercial and industrial, owner occupied real estate, commercial construction and land development and commercial real estate loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity, overdraft checking protection, consumer and business credit cards. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration (SBA) Loan Program and is an approved lender for qualified applicants.

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

The Company has focused its strategy for growth, primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. While the Company has not yet announced plans to open any new stores in 2012 it does intend to continue to open multiple stores over the next several years, subject to regulatory approval. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 18 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the South Central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by significant competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, some of which have assets, capital and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. Among FDIC insured institutions, the Bank has a share of approximately 5% of the bank deposits in its market area.

Other institutions may have the ability to finance wide-ranging advertising campaigns and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which the Bank does not offer. Several institutions, by virtue of their greater total capital, have substantially higher lending limits than the Bank.

In order to compete with other financial institutions the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit (approximately $35.8 million as of December 31, 2011). As of the end of 2011, all participations totaled approximately $60.1 million.  Participations are used to more fully service customers whose loan demands exceed the Bank’s predetermined lending limit or to limit the Bank's concentration of credit to any individual or business.

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

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. As explained below, the Bank meets these requirements but the Company has not elected to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Banks chartered under the Pennsylvania Banking Code are generally permitted to engage in the same types of activities that are permissible for national banks. We believe the Act and its implementing regulations have had a general effect of increasing competitive pressure in the banking industry and have had a greater impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities, such as the Company.  Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed procedural safeguards on affiliations among banking and nonbanking companies in a holding company organization.

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

Satisfactory financial condition, particularly with regard to capital adequacy and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2011, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in Item 8 in this annual report on Form 10-K.

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

The Dodd-Frank Act, became law on July 21, 2010 and will effect significant changes to the U.S. financial system. Much of this new law is subject to rulemaking by various agencies, including the Federal Reserve Board, the FDIC and the SEC. As these agencies adopt the requisite regulations, the law is progressively being implemented. Among other things, the Dodd-Frank Act:

•
Created a Financial Stability Oversight Council to monitor the financial markets in order to identify systemic risks throughout the financial system, promote market discipline and respond promptly to any emerging market threats.

•
Created the Bureau of Consumer Financial Protection to ensure compliance with federal consumer protection laws and to adopt rules against unfair, deceptive or abusive practices in the consumer financial services industry. This is an independent bureau within the Federal Reserve System with broad authority. The bureau will consolidate consumer protection powers from other federal agencies, including the FDIC and the FRB, current federal regulators of the Bank and Company, respectively. The rulemaking and enforcement authority of the bureau took effect on July 21, 2011. The bureau has primary rulemaking and enforcement authority with regard to consumer financial protection laws over depository institutions with more than $10 billion in assets. This authority is secondary with respect to depository institutions, such as the Bank, with assets of less than $10 billion. The FDIC will retain primary rulemaking and enforcement authority over the Bank in the area of consumer financial protection even though the bureau will have authority to require reports from and to conduct limited examinations of the Bank.

•	Requires the FDIC to increase the Deposit Insurance Fund (DIF) reserve ratio to 1.35% by 2020, with offsets for the effect on banks, such as Metro, that have less than $10 billion in assets.

•
Changed the calculation of each bank's FDIC insurance assessment to base the assessment on the difference between average assets and average tangible equity instead of deposits, effective April 1, 2011.

•
Made permanent the federal deposit insurance limit of $250,000 which was instituted at the height of the U.S. financial crisis. Unlimited federal deposit insurance is provided until January 1, 2013 for noninterest-bearing accounts.

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

•
Requires federal regulators, including the FDIC and SEC, to issue rules prohibiting depository institutions, depository institution holding companies and other financial institutions, as the federal regulators deem appropriate, from providing: (i) executive officers, employees, directors or principal shareholders with excessive compensation, fees, or benefits; or (ii) compensation that could lead to a material financial loss to the covered financial institution. Federal regulators have jointly proposed rules to implement these prohibitions but no final rules have been adopted.

•
Implemented several corporate governance requirements applicable to publicly traded companies, including (i) non-binding, advisory shareholder votes on executive compensation and the frequency at which shareholders will vote on such compensation; (ii) a separate non-binding, advisory shareholder vote on compensation payments (“golden parachutes”) to executives when a company seeks shareholder approval of an acquisition, merger, or proposed sale when such payments are triggered by the transaction; (iii) authorization for the SEC rules requiring public companies to include in a company's proxy statement certain shareholders' nominations for the board of directors; (iv) new independence requirements for a company's compensation committee; (v) requirements that a public company adopt a policy mandating recovery of incentive compensation from a current or former executive in the event a restatement of the financial statement is required due to material noncompliance with the SEC's financial reporting requirements; and (vi) enhanced disclosure of the compensation paid to a CEO to include such compensation relative to the company's performance and to the median employee compensation. Some of these requirements have become final by the adoption of implementing regulations.

As the various provisions of the Dodd-Frank Act become effective, the Company is adopting the necessary policies and procedures to assure it is in compliance.

The Bank

The Bank became a state-chartered bank on November 7, 2008, following approval by the Pa DOB of the Bank’s application to convert from a national bank charter to a state bank charter. As a nationally chartered bank, the Bank had been subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The Bank is now supervised jointly by the Pa DOB and the FDIC. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The approval of these agencies is required for the establishment of additional store offices. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the payment of dividends to the Company, extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, authorized the Secretary of the U.S. Department of the Treasury (Treasury) to establish the Troubled Assets Relief Program (TARP) to purchase “troubled assets”.  Troubled assets are broadly defined to include residential or commercial mortgages and any securities, obligations or other instruments that are based on, or related to, such mortgages; also included are financial instruments the Treasury determined to purchase in order to promote financial market stability. Pursuant to the TARP, the Treasury established the Capital Purchase Program (CPP) through which it made capital investments in banking institutions in order to strengthen and stabilize U.S. financial institutions. The Dodd-Frank Act capped the TARP purchase authority at $475 billion, down from the $700 billion originally allocated. After October 3, 2010, no new TARP investments could be made. The Bank did not participate in the TARP or the CPP in 2008, 2009 or 2010.

Also in October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP), a guarantee program designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies and by providing full coverage of noninterest-bearing deposit transaction accounts, regardless of dollar amount. The Bank participated in a component of the FDIC's TLGP called the Transaction Account Guarantee Program (TAGP). Under that program, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account through December 31, 2010. The Dodd-Frank Act extended this full deposit guarantee until January

1, 2013. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the Pa DOB, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid on deposits.

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

Available Information

The Company makes available (free of charge) under the Investor Relations link on its website, www.mymetrobank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov. The Company's reports, proxy statements and other information are available for inspection and copying at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC, 20549 at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

There is no precise method of predicting loan losses. We can give no assurance that our ALL is or will be sufficient to absorb actual loan losses. We maintain an ALL, which is established through a provision for loan losses charged to expense, and which represents management’s best estimate of probable future losses within the Bank's existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL. Increases in nonperforming loans have a significant impact on our ALL. While nationally, the economy is slowly recovering, certain sectors, such as real estate, remain weak and unemployment remains high. Until the economy fully recovers, including the economic conditions in our market areas, we may continue to be negatively impacted and we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction loans, land acquisition and development loans and one-to-four family residential mortgage loans.

In addition, bank regulatory agencies periodically review our ALL and may require us to increase the provision for loan losses or to recognize further loan charge-offs, based on judgments that differ from those of management. If loan charge-offs in future periods exceed our ALL, we will need to record additional provisions to increase our ALL. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Any increases in our ALL will result in a negative impact on net income and capital and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our high percentage of commercial loans presents a greater risk of non-payment.

Generally, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. These loans comprised 22%, 7% and 25%, respectively, of our loan portfolio at December 31, 2011.  The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. In addition, the economic downturn has caused several businesses to close. If the value of the real estate or other business assets serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our earnings and financial condition may be negatively impacted by a continued downturn in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania. Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area. In the previous twelve months, South Central Pennsylvania has seen the opening of few businesses, the closing of manufacturing properties and offices and continued layoffs of personnel, although state-wide the employment rate is slightly better than at the beginning of the fiscal year. Because of the concentration of our business in this region, we are unable to spread the risks of the slow economy over a large geographic area. While we experienced a 13% growth in our total deposits in 2011, a sluggish economy could slow that growth in 2012 and otherwise adversely affect our earnings and financial condition.

Unfavorable economic and market conditions due to the current global financial crisis may materially and adversely affect us.

Economic and market conditions in the United States and around the world deteriorated significantly during the recession and may remain depressed for the foreseeable future. Amid signs of an improving U.S. economy (e.g., fewer claims for jobless benefits at the beginning of 2012, improving manufacturing activity and rising consumer confidence), the economic outlook remains subject to high uncertainty and downside risks. The crisis in the European Union persists and could threaten the U.S. recovery. Conditions such as slowing or negative growth and the sub-prime debt devaluation crisis have resulted in a low level of liquidity in many financial markets and extreme volatility in credit, equity and fixed income markets. These economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to continue or stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed. We could be materially adversely affected by: (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to continue the stabilization or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated. The Bank cannot be assured that any governmental action would benefit the Bank.

Our results of operations may be materially and adversely affected by other-than-temporary impairment (OTTI) charges relating to our investment portfolio.

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

We may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund.  Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. We generally are unable to control the amount of premiums or special assessments that our subsidiary bank is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

We plan to continue to grow rapidly but there are limitations and risks associated with rapid growth.

Prior to 2009, we experienced significant growth in net income, assets, loans and deposits. Our increase in total deposits slowed to only 1% in 2010; however, in 2011 we experienced a 13% increase in total deposits. Our growth continues to be achieved through organic growth. We intend to continue to expand our business and operations in our existing Central Pennsylvania footprint as well as open new stores in Metro Philadelphia.

Subject to regulatory approvals, we are targeting to open approximately 9 new stores over the next five years. We anticipate the cost to construct and furnish a new store will be approximately $3 to $4 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms with our high quality service and low fees, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect us.

Growth may require us to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

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

If we raise capital through the issuance of additional shares of our common stock or other securities, it would likely dilute the ownership interests of current shareholders and could dilute the per share book value and earnings per share of our common stock. Consequently, a capital raise through issuance of additional shares may have an adverse impact on our stock price. Furthermore, new investors also may have rights, preferences and privileges senior to our current shareholders, which may adversely impact current shareholders.

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

On or about June 19, 2009, Members 1st Federal Credit Union (Members 1st), filed a complaint in the United States District Court for the Middle District of Pennsylvania against Metro Bancorp, Inc. and Metro Bank. Members 1st claimed federal trademark infringement, federal unfair competition and common law trademark infringement and unfair competition by Metro in Metro’s use of a red letter “M” alone, or in conjunction with its trade name “Metro”. Members 1st alleged that such use infringes Members 1st’s federally registered and common law trademark for the mark M1ST (stylized).   On February 25, 2011, the parties to this lawsuit executed and filed with the court a Stipulation and Proposed Order of Dismissal under which the complaint against Metro and the Bank was dismissed without prejudice. While Metro made certain modifications to its logos, we can provide no assurance that the Members 1st lawsuit will not be reinstituted at a later time or that other trademark infringement actions will not be brought against us.

Changes in interest rates could reduce our net income and liquidity.

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income and therefore our earnings and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to change in the interest rate environment.

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Several of our competitors enjoy advantages, including greater financial resources and access to capital, higher lending limits, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that the Bank originates and the interest rates we may charge on these loans.

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

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers ability to meet credit obligations;

•	our ability to manage current elevated levels of impaired assets;

•	the impact of the Dodd-Frank Act and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan volume origination;

•	the adequacy of the ALL;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations,

pricing, products and services; and

•	our success at managing the risks involved in the foregoing.

Stock markets, in general, have experienced over the past few years and continue to experience significant price and volume volatility and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased market volatility could result in a substantial decline in the market price of our common stock.

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2011, the average daily trading volume for our common stock was approximately 52,000 shares.  As a result, a sale of a substantial number of shares of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

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

While we are not subject to certain restrictions on dividends applicable to a bank, our ability to pay dividends to the holders of our common stock will depend to a large extent upon the amount of dividends paid by the Bank to Metro. The Company is a legal entity separate and distinct from its subsidiary, the Bank. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, the Company. Specifically, dividends from the Bank are the principal source of the Company's cash funds and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit the Company and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of the Company and the Bank, be deemed to constitute such an unsafe or unsound practice.

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

As of December 31, 2011, our executive officers and directors as a group owned and had the right to vote approximately 11.6% of our outstanding stock and other five percent or greater shareholders, which are institutional holders who have  sole or shared voting power with the beneficial owners of the stock, owned and had the right to vote approximately 31.0% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may materially adversely affect us.

We are subject to extensive regulation, supervision and legislation which govern almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the deposit insurance funds. Any changes to these laws, regulations or any applicable accounting principles may materially adversely affect us. The Dodd-Frank Act became law on July 21, 2010 and will implement significant changes to the U.S. financial system. Information concerning this law is incorporated by reference to the discussion in this report under "Item 1. Business-Supervision and Regulation." Among the key provisions of the Dodd-Frank Act is the creation of the Bureau of Consumer Financial Protection (Bureau), which is an independent bureau within the Federal Reserve System with broad authority in the consumer finance industry. The Bureau has the authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. These laws were previously administered for all banking institutions by different federal agencies, including the FDIC and the Federal Reserve, both current federal regulators of the Bank and Company, respectively. Going forward, the Bureau will administer federal consumer protection laws for all financial institutions with total assets greater than $10 billion. The FDIC will continue to administer such laws for Metro as long as our total assets do not exceed $10 billion. The Bureau's jurisdiction over the Bank will be secondary to the FDIC; however, the Bureau will have authority to require reports from and to conduct limited examinations of the Bank. The impact of the Dodd-Frank Act on the Company's financial position cannot be estimated at this time. As the required regulations are adopted by the applicable federal agencies and the various provisions of the new law are implemented, the Company will adopt the necessary policies and procedures to assure its compliance.

Our internal control systems are inherently limited.

Our systems of internal controls, disclosure controls and corporate governance policies and procedures are inherently limited.  The inherent limitations of our system of internal controls include the use of judgment in decision-making that can be faulty; breakdowns can occur because of human error or mistakes; and controls can be circumvented by individual acts or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected, which may have an adverse effect on our business, results of operations or financial condition. Additionally, any plans of remediation for any identified limitations may be ineffective in improving our internal controls.

Our financial performance may suffer if our information technology is unable to keep pace with growth or industry developments.

Effective and competitive delivery of our products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us.  There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively.

A failure in or a breach of our information systems or infrastructure, including as a result of cyber attacks, could disrupt our business, damage our reputation, and could have a material adverse effect on our business, financial condition and results of operations.
In the ordinary course of the Bank's business activities, including the ongoing maintenance of deposits, loan and other account relationships for the Bank's customers, receiving instructions and effecting transactions for those customers and other users of the Bank's products and services, the Bank regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. In addition to confidential information regarding the Bank's customers, employees and others, the Company and in some cases a third party, compiles, processes, transmits and stores proprietary, non-public information concerning its own business, operations, plans and strategies.

Information security risks for the Bank and other financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our Company relies on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers' confidential information, or otherwise disrupt our or our customers' or other third parties' business operations. We believe that it is more likely than not that such attempted attacks may continue.

Although the Company uses a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of the Company's operational or information security system, or those of a third-party service provider, as a result of cyber-attacks or information security breaches could have a material adverse affect on our business, damage our reputation, increase our costs and/or cause significant losses. Although the Company believes that it currently has adequate information security procedures and other safeguards in place and the Company will continue to make it a priority to develop and enhance controls and processes designed to safeguard our information systems from attacks, damage or unauthorized access, as information security risks and cyber threats continue to evolve, the Company may be required to expend substantial resources to further enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

Compliance with the Consent Order May Result in Significant Noninterest Expenses

On April 29, 2010, the Bank consented and agreed to the issuance of a Consent Order (Order) by the FDIC, the Bank's federal banking regulator and a substantially similar consent order by the Pa DOB.  Following issuance of the orders and the Bank's implementation of compliance measures, the Company believes this factor should be considered as possibly having a negative impact on the Company's liquidity, financial position, or results of operations.

The Order required the Bank to take all necessary steps, consistent with the Order and sound banking practices, to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC to have been committed by the Bank. Among other things, the Order required certain analyses and assessments, including an analysis and assessment of the Bank Secrecy Act (BSA) and Office of Foreign Assets Control (OFAC) staffing needs and qualifications and an analysis and assessment of the independence and performance of the Bank's directors and senior executive officers. It also required the development, adoption and implementation of a system of internal controls designed to ensure full compliance with BSA and OFAC provisions; training programs to ensure that all appropriate personnel are aware of and can comply with applicable requirements of BSA and OFAC provisions; periodic reviews by internal and external auditors of compliance with BSA and OFAC provisions; and a review by an independent third party of the Bank's compliance with the Order. The Bank retained consultants and advisors for assistance and has incurred significant consulting and legal fees in the necessary review, analysis and remediation in efforts to comply with the Order. The Bank continues with its efforts to ensure compliance with the Order and believes it is in substantial compliance with the material terms and conditions of the Order.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, the Company owned 18 properties and leased 25 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The properties primarily represent current stores, future store sites, loan production offices, or other operational support locations. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Dauphin, York, Berks, Lancaster and Lebanon.

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

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management’s opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company’s financial position and results of operations. In addition, no material proceedings are pending, known to be threatened, or contemplated against the Company by governmental authorities. The Company is not required to make any disclosures pursuant to Section 6707A(e) of the Internal Revenue Code.

Item 4.	Mine Safety Disclosures

None.

Part II.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market for the period beginning January 1, 2010 through December 31, 2011.  As of December 31, 2011, there were approximately 3,500 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2011	$9.30	$7.75
September 30, 2011	11.90	8.30
June 30, 2011	12.90	10.30
March 31, 2011	12.85	10.88
December 31, 2010	$11.33	$9.30
September 30, 2010	13.45	9.05
June 30, 2010	14.76	11.72
March 31, 2010	14.22	10.82

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

The holders of common stock of the Company are entitled to receive dividends as may be declared by the board of directors with respect to the common stock out of funds of the Company. While the Company is not subject to certain restrictions on dividends and stock redemptions applicable to a bank, the ability of the Company to pay dividends to the holders of its common stock will depend to a large extent upon the amount of dividends paid by the Bank to the Company. Regulatory authorities restrict the amount of cash dividends the Bank can declare without prior regulatory approval. Presently, the Bank cannot declare or pay dividends unless it has established a surplus account equal to at least the amount of its capital and the dividend is paid out of retained earnings for the year of the dividend payment subject to risk-based capital requirements. Further, the dividend payment must not result in a reduction of the surplus account.

The ability of the Company to pay dividends on its common stock in the future will depend on the earnings and the financial condition of the Bank and the Company. The Company’s ability to pay dividends will be subject to the prior payment by the Company of principal and interest on any debt obligations it may incur in the future as well as other factors that may exist at the time.

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III Item 12 of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2007 to December 31, 2011. This graph is included in the Company’s 2011 Annual Report to Shareholders after Table 17 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2011	2010	2009	2008	2007

Balance Sheet Data:
Total assets		$2,421,219	$2,234,472	$2,147,759	$2,140,527	$1,979,011
Loans held for sale		9,359	18,605	12,712	41,148	14,143
Loans receivable (net)		1,415,048	1,357,587	1,429,392	1,423,064	1,146,629
Securities available for sale		613,459	438,012	388,836	341,656	387,166
Securities held to maturity		196,635	227,576	117,815	152,587	257,467
Deposits		2,071,574	1,832,179	1,814,733	1,633,985	1,560,896
Short-term borrowings and long-term debt		114,200	169,875	105,475	379,525	296,735
Stockholders' equity		220,020	205,351	200,022	114,470	112,335

Income Statement Data:
Net interest income		$82,999	$79,850	$75,606	$78,705	$59,492
Provision for loan losses		20,592	21,000	12,425	7,475	1,762
Noninterest income		30,452	29,380	24,457	25,433	22,823
Noninterest operating expenses		94,014	97,103	91,710	77,909	70,807
Income (loss) before income taxes		(1,155)	(8,873)	(4,072)	18,754	9,746
Net income (loss)		289	(4,337)	(1,898)	12,901	7,001

Common Share Data:
Net income (loss) per share:	Basic	$0.02	$(0.33)	$(0.24)	$2.02	$1.11
	Diluted	0.02	(0.33)	(0.24)	1.97	1.07
Book value per share		15.50	14.86	14.80	17.60	17.63

Selected Ratios:
Performance:
Return on average assets		0.01%	(0.20)%	(0.09)%	0.64%	0.36%
Return on average stockholders' equity		0.13	(2.09)	(1.34)	11.42	6.59
Net interest margin		3.73	3.89	3.80	4.09	3.30

Liquidity and Capital:
Average loans (including loans HFS) to average deposits		74.67%	76.60%	86.83%	85.07%	69.90%
Average stockholders' equity to average total assets		9.18	9.46	6.77	5.57	5.52
Risk-based capital:	Total	15.36	15.83	14.71	10.68	10.78
	Tier 1	14.11	14.58	13.88	9.67	10.03
Leverage ratio		9.99	10.68	11.31	7.44	7.24

Asset Quality:
Net charge-offs to average loans outstanding		1.43%	0.98%	1.02%	0.11%	0.07%
Nonperforming loans to total year-end loans		2.42	3.83	2.61	1.88	0.25
Nonperforming assets to total year-end assets		1.73	2.67	2.12	1.30	0.17
ALL to total year-end loans		1.50	1.57	1.00	1.16	0.93
ALL to year-end nonperforming loans		62	41	38	62	366

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2011 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2011 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2011 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2011 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of Internal Control – Integrated Framework.

ParenteBeard LLC, an independent registered public accounting firm, has audited the consolidated  financial  statements of  the Company for the year ended December 31, 2011, appearing elsewhere in this annual report and has issued an audit report on the effectiveness of  the Company's internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 14, 2012

Item 9B. Other Information

None.

Part III.

Item 10 . Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2012.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the board of directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its CEO, CFO and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2012.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2012.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)
(a)(3)	List of Exhibits:
3.1	Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement, filed with the SEC on April 22, 2011)
3.2	Amended and Restated Bylaws of Metro Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2011)
4.1
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to the description of the Plan contained in the prospectus filed with the Company's Registration Statement No. 333-178371 on Form S-3D filed with the SEC on December 7, 2011)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Merger Termination Agreement dated as of March 15, 2010 between Metro Bancorp, Inc. and Republic First Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 2010)

10.3	Consent Order dated April 29, 2010, issued by the FDIC to Metro Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010)
10.4
Stipulation and Consent to the Issuance of a Consent Order dated April 29, 2010 between the FDIC and Metro Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010)

10.5
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.6
The Company’s 2001 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.7
The Company's 2011 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.8
The Company's 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company's 2010 Proxy Statement, filed with the SEC on June 7, 2010)*

10.9
Amended and Restated Employment Agreement effective December 17, 2010 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.10
Amended and Restated Employment Agreement effective December 17, 2010 with Mark A. Zody (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.11
Form of Amended and Restated Employment Agreement effective December 17, 2010 with James R. Ridd (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.12
Consulting Agreement by and between Peter M. Musumeci, Jr. and Metro Bancorp, Inc. and Metro Bank dated June 13, 2011, and modified by Addendum No. 1 effective October 17, 2011 and Amendment No. 1 dated February 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2012)

11	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2011 Annual Report to Stockholders and is incorporated by reference herein.)
13	Metro Bancorp, Inc. 2011 Annual Report to Shareholders

21	Subsidiaries of the Company
23	Consent of ParenteBeard LLC.
24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by CEO and CFO
99	Agreement to Furnish Debt Instruments
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	March 14, 2012	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	March 14, 2012	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2011, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 14, 2012
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012
Mark A. Zody

/s/ James R. Adair	Director	March 14, 2012
James R. Adair

/s/ John J. Cardello	Director	March 14, 2012
John J. Cardello

/s/ Douglas S. Gelder	Director	March 14, 2012
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 14, 2012
Alan R. Hassman

/s/ Howell C. Mette	Director	March 14, 2012
Howell C. Mette

/s/ Michael A. Serluco	Director	March 14, 2012
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 14, 2012
Samir J. Srouji, M.D.