Form 10-Q
period 2012-03-31
METRO BANCORP, INC.
filed 2012-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,127,739	Common shares outstanding at	April 30, 2012

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$47,402	$46,998
Federal funds sold	—	8,075
Cash and cash equivalents	47,402	55,073
Securities, available for sale at fair value	621,931	613,459
Securities, held to maturity at cost (fair value 2012: $213,947; 2011: $199,857)	210,808	196,635
Loans, held for sale	16,306	9,359
Loans receivable, net of allowance for loan losses (allowance 2012: $23,759; 2011: $21,620)	1,448,279	1,415,048
Restricted investments in bank stock	15,965	16,802
Premises and equipment, net	80,714	82,114
Other assets	29,154	32,729
Total assets	$2,470,559	$2,421,219

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$446,914	$397,251
Interest-bearing	1,639,877	1,674,323
Total deposits	2,086,791	2,071,574
Short-term borrowings	93,900	65,000
Long-term debt	49,200	49,200
Other liabilities	14,634	15,425
Total liabilities	2,244,525	2,201,199
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2012: 14,126,783; 2011: 14,125,346)	14,126	14,125
Surplus	156,294	156,184
Retained earnings	48,161	45,497
Accumulated other comprehensive income	7,053	3,814
Total stockholders' equity	226,034	220,020
Total liabilities and stockholders' equity	$2,470,559	$2,421,219

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Interest Income
Loans receivable, including fees:
Taxable	$17,760	$17,513
Tax-exempt	867	986
Securities:
Taxable	5,671	5,395
Tax-exempt	33	—
Federal funds sold	1	1
Total interest income	24,332	23,895
Interest Expense
Deposits	2,082	2,997
Short-term borrowings	53	210
Long-term debt	581	671
Total interest expense	2,716	3,878
Net interest income	21,616	20,017
Provision for loan losses	2,500	1,792
Net interest income after provision for loan losses	19,116	18,225
Noninterest Income
Service charges, fees and other operating income	6,877	6,724
Gains on sales of loans	229	1,198
Total fees and other income	7,106	7,922
Other-than-temporary impairment (OTTI) losses	(649)	—
Portion recognized in other comprehensive income (before taxes)	—	—
Net impairment loss on investment securities	(649)	—
Net gains on sales of securities	984	34
Total noninterest income	7,441	7,956
Noninterest Expenses
Salaries and employee benefits	10,538	10,379
Occupancy	2,083	2,462
Furniture and equipment	1,266	1,335
Advertising and marketing	420	399
Data processing	3,382	3,395
Regulatory assessments and related costs	826	1,085
Telephone	874	872
Loan expense	370	324
Foreclosed real estate	363	1,052
Consulting	272	407
Pennsylvania shares tax	504	445
Other	2,033	2,152
Total noninterest expenses	22,931	24,307
Income before taxes	3,626	1,874
Provision for federal income taxes	942	342
Net income	$2,684	$1,532
Net Income per Common Share
Basic	$0.19	$0.11
Diluted	0.19	0.11
Average Common and Common Equivalent Shares Outstanding
Basic	14,126	13,779
Diluted	14,126	13,779
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net income	$2,684	$1,532
Other comprehensive income, net of tax:
Net unrealized holding gains arising during the period	3,453	1,346
(net of deferred taxes 2012: $1,778; 2011 $694)
Reclassification adjustment for net realized gains on securities recorded in income	(642)	(23)
(net of deferred taxes 2012: ($331); 2011 ($11))
Reclassification for OTTI credit losses recorded in income	428	—
(net of deferred taxes 2012: $221; 2011 $0)
Other comprehensive income	3,239	1,323
Total comprehensive income	$5,923	$2,855

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Total comprehensive income	—	—	—	1,532	1,323	2,855
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 10 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 90,015 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	90	967	—	—	1,057
Common stock share-based awards	—	—	193	—	—	193
March 31, 2011	$400	$13,838	$152,705	$46,800	$(4,307)	$209,436

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Total comprehensive income	—	—	—	2,684	3,239	5,923
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,417 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	14	—	—	15
Common stock share-based awards	—	—	96	—	—	96
March 31, 2012	$400	$14,126	$156,294	$48,161	$7,053	$226,034

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Operating Activities
Net income	$2,684	$1,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,500	1,792
Provision for depreciation and amortization	1,547	1,709
Deferred income taxes (benefit) expense	(261)	172
Amortization of securities premiums and accretion of discounts (net)	487	521
Gains on sales/calls of securities (net)	(984)	(34)
Other-than-temporary impairment losses on investment securities	649	—
Proceeds from sales and transfers of SBA loans originated for sale	—	1,969
Proceeds from sales of other loans originated for sale	7,908	17,289
Loans originated for sale	(14,626)	(13,887)
Gains on sales of loans originated for sale	(229)	(1,198)
Loss on write-down on foreclosed real estate	168	1,018
(Gains) losses on sales of foreclosed real estate (net)	98	(31)
Gain on disposal of premises and equipment	(11)	—
Stock-based compensation	96	193
Amortization of deferred loan origination fees and costs (net)	636	522
Decrease in other assets	2,009	11,186
Decrease in other liabilities	(791)	(12,963)
Net cash provided by operating activities	1,880	9,790
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	46,801	16,504
Proceeds from sales	208,683	86,765
Purchases	(259,180)	(135,439)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	95,828	7,470
Proceeds from sales	968	—
Purchases	(110,989)	—
Proceeds from sales of foreclosed real estate	983	645
Increase in loans receivable (net)	(37,457)	(70,530)
Redemption of restricted investment in bank stock (net)	837	1,028
Proceeds from sale of premises and equipment	11	1
Purchases of premises and equipment	(148)	(175)
Net cash used by investing activities	(53,663)	(93,731)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	25,877	61,067
Decrease in time deposits (net)	(10,660)	(8,276)
Increase in short-term borrowings (net)	28,900	42,050
Proceeds from dividend reinvestment and common stock purchase plan	15	1,057
Cash dividends on preferred stock	(20)	(20)
Net cash provided by financing activities	44,112	95,878
(Decrease) increase in cash and cash equivalents	(7,671)	11,937
Cash and cash equivalents at beginning of year	55,073	32,858
Cash and cash equivalents at end of period	$47,402	$44,795
Supplementary cash flow information:
Transfer of loans to foreclosed assets	$1,090	$976
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on Metro Bancorp, Inc.'s (Metro or the Company) accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries including Metro Bank (the Bank). All material intercompany transactions have been eliminated. Certain amounts from the prior year have been reclassified to conform to the 2012 presentation.  Such reclassifications had no impact on the Company's stockholders' equity or net income.

Use of Estimates

The financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (allowance or ALL), impaired loans, the valuation of deferred tax assets, the valuation of foreclosed assets, the valuation of securities available for sale, the determination of other-than-temporary impairment (OTTI) on the Bank's investment securities portfolio and fair value measurements.

Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale (AFS) securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income. The only comprehensive income items that the Company presently has other than net income are net unrealized gains on securities available for sale and unrealized losses for noncredit-related losses on debt securities. These items are presented net of tax in the Statement of Comprehensive Income.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) amended fair value measurement guidance to clarify the guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity's stockholders' equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The update also creates an exception to fair value measurement guidance for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. In addition, the update allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the updated standard contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The effective date of this update for public entities was for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this guidance resulted in expanded disclosures but did not have a material impact on our consolidated financial statements.
In June 2011, the FASB updated the guidance on Comprehensive Income. The update prohibits the presentation of the components of comprehensive income in the statements of stockholders' equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the Company is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. The Company elected to present separate Statements of Operations and Statements of Comprehensive Income. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2.	Stock-based Compensation

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the three months ended March 31, 2012 and 2011, respectively: risk-free interest rates of 1.7% and 3.1%; volatility factors of the expected market price of the Company's common stock of .48 and .46; assumed forfeiture rates of 8.73% and 1.52%; weighted-average expected lives of the options of 7.5 years for both March 31, 2012 and March 31, 2011; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the three months ended March 31, 2012 and 2011 was $5.99 and $6.44 per option, respectively. In the first three months of 2012, the Company granted 235,225 options to purchase shares of the Company's stock at exercise prices ranging from $10.86 to $11.77 per share.

The Company recorded stock-based compensation expense of approximately $96,000 and $193,000 during the three months ended March 31, 2012 and March 31, 2011, respectively. In accordance with FASB guidance on stock-based payments, during the first quarters of 2012 and 2011 the Company reversed $230,000 and $165,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2008 and 2007, respectively.

NOTE 3.	Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$10,000	$—	$(190)	$9,810
Residential mortgage-backed securities	62,290	454	(92)	62,652
Agency collateralized mortgage obligations	491,602	11,908	(85)	503,425
Private-label collateralized mortgage obligations	17,017	52	(705)	16,364
Corporate debt securities	19,954	—	(575)	19,379
Municipal securities	10,382	6	(87)	10,301
Total	$611,245	$12,420	$(1,734)	$621,931
Held to Maturity:
U.S. Government agency securities	$120,991	$179	$(487)	$120,683
Residential mortgage-backed securities	35,097	2,687	—	37,784
Agency collateralized mortgage obligations	38,615	881	(3)	39,493
Corporate debt securities	15,000	—	(141)	14,859
Municipal securities	1,105	23	—	1,128
Total	$210,808	$3,770	$(631)	$213,947

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$58	$—	$22,558
Residential mortgage-backed securities	21,087	325	—	21,412
Agency collateralized mortgage obligations	519,167	9,171	(175)	528,163
Private-label collateralized mortgage obligations	24,974	—	(1,968)	23,006
Corporate debt securities	19,952	—	(1,632)	18,320
Total	$607,680	$9,554	$(3,775)	$613,459
Held to Maturity:
U.S. Government agency securities	$97,750	$88	$—	$97,838
Residential mortgage-backed securities	37,658	2,769	—	40,427
Agency collateralized mortgage obligations	45,122	840	(1)	45,961
Corporate debt securities	15,000	—	(484)	14,516
Municipal securities	1,105	10	—	1,115
Total	$196,635	$3,707	$(485)	$199,857

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	15,000	14,859
Due after five years through ten years	24,065	23,451	15,000	14,891
Due after ten years	16,271	16,039	107,096	106,920
	40,336	39,490	137,096	136,670
Residential mortgage-backed securities	62,290	62,652	35,097	37,784
Agency collateralized mortgage obligations	491,602	503,425	38,615	39,493
Private-label collateralized mortgage obligations	17,017	16,364	—	—
Total	$611,245	$621,931	$210,808	$213,947

During the first quarter of 2012, the Company executed a portfolio strategy designed to remove some of the lower-yielding bonds from the investment portfolio and to capture value on accelerating prepayments. As part of this program, the Company sold twenty-one agency collateralized mortgage obligations (CMOs) and two private-label CMOs with a total fair market value of $209.7 million and realized a net pretax gain of $984,000. One of the bonds sold had been classified as held to maturity, however, its remaining par value was less than 15% of its originally purchased par value and, therefore, could be sold without tainting the remaining held to maturity (HTM) portfolio. The Company also had $110.3 million of agency debentures that were called by their issuing agency during the first quarter of 2012. To meet collateral needs, the proceeds were reinvested into similar callable debentures.

During the first quarter of 2011, the Company sold a total of 10 securities with a combined fair market value of $86.8 million and realized a net pretax gain of $34,000. All of the securities sold were agency CMOs and all had been classified as available for sale.

The Company does not maintain a trading portfolio and there were no transfers of securities between the AFS and HTM portfolios. The Company uses the specific identification method to record security sales.

At March 31, 2012, securities with a carrying value of $566.9 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
March 31, 2012	$1,869	$(885)	$(649)	$335
March 31, 2011	667	(633)	—	34

In determining fair market values for its portfolio holdings, the Company receives information from a third party provider which management evaluates and corroborates using amounts from one of its securities brokers. Under the current guidance, these values are considered Level 2 inputs, based upon mathematically derived matrix pricing and observed data from similar assets. They are not Level 1 direct quotes, nor do they reflect Level 3 inputs that would be derived from internal analysis or judgment. As the Company does not manage a trading portfolio and typically only sells from its AFS portfolio in order to manage interest rate risk or credit exposure, direct quotes, or street bids, are warranted on an as-needed basis only.

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$9,810	$(190)	$—	$—	$9,810	$(190)
Residential mortgage-backed securities	20,192	(92)	—	—	20,192	(92)
Agency CMOs	7,375	(85)	—	—	7,375	(85)
Private-label CMOs	4,287	(337)	8,813	(368)	13,100	(705)
Corporate debt securities	19,379	(575)	—	—	19,379	(575)
Municipal securities	7,779	(87)	—	—	7,779	(87)
Total	$68,822	$(1,366)	$8,813	$(368)	$77,635	$(1,734)
Held to Maturity:
U.S. Government agency securities	$59,487	$(487)	$—	$—	$59,487	$(487)
Agency CMOs	309	(3)	—	—	309	(3)
Corporate debt securities	14,859	(141)	—	—	14,859	(141)
Total	$74,655	$(631)	$—	$—	$74,655	$(631)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$49,793	$(175)	$—	$—	$49,793	$(175)
Private-label CMOs	6,017	(268)	16,989	(1,700)	23,006	(1,968)
Corporate debt securities	18,320	(1,632)	—	—	18,320	(1,632)
Total	$74,130	$(2,075)	$16,989	$(1,700)	$91,119	$(3,775)
Held to Maturity:
Agency CMOs	$1,312	$(1)	$—	$—	$1,312	$(1)
Corporate debt securities	14,516	(484)	—	—	14,516	(484)
Total	$15,828	$(485)	$—	$—	$15,828	$(485)

The Company's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations (MBSs), private-label CMOs, municipal bonds and corporate bonds of the financial sector. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at March 31, 2012 were associated with three distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, includes five government agency debentures and four government agency sponsored MBS/CMOs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Secondly, the Company owns five investment-grade corporate bonds and ten investment-grade municipal bonds that were in an unrealized loss position as of March 31, 2012. Due to their structure and credit rating, the Company does not anticipate incurring any credit-related losses on these bonds and the full return of principal and income is expected. Because management believes the decline in fair value is primarily attributable to changes in interest rates and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2012.

The third type of security in the Company's investment portfolio with unrealized losses at March 31, 2012 were private-label

CMOs. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. in recent years have led to ratings downgrades and subsequent OTTI of many CMOs. As of March 31, 2012, Metro owned five such non-agency CMO securities in an unrealized loss position. In addition, Metro owned one private-label CMO that was in an unrealized gain position. The total carrying value of all six non-agency CMOs was $16.4 million at March 31, 2012. Management performs no less than quarterly assessments of these securities for OTTI to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Company's cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Company's Asset/Liability Committee (ALCO) which indicates if the Company has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Company knows of no contractual or regulatory obligations that would require these bonds to be sold.

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

Using this method, the Company determined that on March 31, 2012, it owned two private-label CMOs that had never had losses attributable to credit and four private-label CMOs that had losses attributable to credit at some point. This was due to a number of factors including the bonds' credit ratings and rising trends for delinquencies, bankruptcies and foreclosures on the underlying collateral. An analysis of all four bonds with previous credit losses indicated a loss position as of March 31, 2012, however, the present value of the cash flows for two of the four bonds was greater than the carrying value and, therefore, no further write-downs were required. For the other two bonds, the present value of their cash flows was less than their carrying value and, therefore, a write-down was required. In total, for the quarter ended March 31, 2012, the Company recognized $649,000 of losses related to credit issues on its private-label CMOs holdings and the Company did not recapture any of the previous write-downs.

During the quarter ended March 31, 2012, two private-label CMOs experienced actual principal losses for the first time and were also downgraded to payment default status. With this downgrade, the Company made the decision to sell one of the bonds with a loss of $583,000 realized on the sale. The second one was charged down to fair value with an OTTI charge of $582,000 during the quarter and will be sold when deemed appropriate by management. In addition, one private-label CMO that had experienced losses in a prior year attributable to credit but had never experienced an actual principal loss was sold during the quarter when its fair market value had recovered and a small gain was realized. A total of six private-label CMOs are still held in portfolio.

The table below rolls forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months ended March 31, 2012 and March 31, 2011:

	Private-label CMOs
	Available for Sale
(in thousands)	2012	2011
Cumulative OTTI credit losses at January 1,	$2,949	$2,625
Additions for which OTTI was not previously recognized	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	649	—
Reduction due to credit impaired securities sold	(1,305)	—
Cumulative OTTI credit losses recognized for securities still held at March 31,	$2,293	$2,625

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an ALL and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the loan's call date. Certain qualifying loans of the Bank totaling $259.0 million, collateralize a letter of credit, a line of credit commitment and a long-term borrowing the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at March 31, 2012 and December 31, 2011 is as follows:

(in thousands)	March 31, 2012	December 31, 2011
Commercial and industrial	$344,521	$321,988
Commercial tax-exempt	78,038	81,532
Owner occupied real estate	283,375	279,372
Commercial construction and land development	104,967	103,153
Commercial real estate	373,500	364,405
Residential	82,201	83,940
Consumer	205,436	202,278
	1,472,038	1,436,668
Less: allowance for loan losses	23,759	21,620
Net loans receivable	$1,448,279	$1,415,048

The following table summarizes nonaccrual loans by loan type at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial and industrial	$9,689	$10,162
Commercial tax-exempt	—	—
Owner occupied real estate	2,920	2,895
Commercial construction and land development	6,623	8,511
Commercial real estate	7,771	7,820
Residential	3,412	2,912
Consumer	2,055	1,829
Total nonaccrual loans	$32,470	$34,129

Generally, the Bank's policy is to move a loan to nonaccrual status as soon as it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate evidence of the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. During the three months ended March 31, 2012, several large relationships improved their payment status but remained on nonaccrual under policy guidelines. In addition several large nonaccrual relationships were under forbearance agreements and were in compliance to the terms, which placed them in a current status. Therefore, the total nonaccrual loan balance of $32.5 million exceeds the balance of total loans that are 90 days past due of $18.2 million at March 31, 2012 as presented in the aging analysis tables.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At March 31, 2012 there was $128,000 available to be advanced on two nonaccrual commercial construction and land development loans.

The following tables are an age analysis of past due loan receivables as of March 31, 2012 and December 31, 2011:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
March 31, 2012
Commercial and industrial	$330,791	$9,386	$607	$3,737	$13,730	$344,521	$—
Commercial tax-exempt	78,038	—	—	—	—	78,038	—
Owner occupied real estate	276,704	4,620	175	1,876	6,671	283,375	—
Commercial construction and land development	98,988	660	135	5,184	5,979	104,967	—
Commercial real estate	362,685	6,670	191	3,954	10,815	373,500	—
Residential	77,787	1,914	—	2,500	4,414	82,201	—
Consumer	202,918	1,020	513	985	2,518	205,436	8
Total	$1,427,911	$24,270	$1,621	$18,236	$44,127	$1,472,038	$8

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2011
Commercial and industrial	$317,016	$696	$1,083	$3,193	$4,972	$321,988	$—
Commercial tax-exempt	81,532	—	—	—	—	81,532	—
Owner occupied real estate	274,720	2,423	328	1,901	4,652	279,372	—
Commercial construction and land development	94,160	470	219	8,304	8,993	103,153	—
Commercial real estate	354,818	2,191	1,272	6,124	9,587	364,405	—
Residential	75,841	4,587	607	2,905	8,099	83,940	621
Consumer	199,671	1,314	350	943	2,607	202,278	71
Total	$1,397,758	$11,681	$3,859	$23,370	$38,910	$1,436,668	$692

The increase in the 30-59 days past due column was primarily the result of three relationships totaling approximately $9.1 million that fluctuate between being current and 30 - 59 days past due. At December 31, 2011 these three relationships were current. In addition, a relationship of approximately $1.5 million moved from the current category to 30-59 at March 31, 2012. This same relationship was current at December 31, 2011 and consistently had been current in prior periods.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of March 31, 2012 and December 31, 2011 is detailed in the tables that follow.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construc tion and land devel opment	Comm. real estate	Resi dential	Con sumer	Unallo cated	Total

March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$800	$—	$1,076	$3,799	$—	$—	$—	$—	$5,675
Collectively evaluated for impairment	7,451	72	718	5,141	3,347	426	783	146	18,084
Total allowance for loan losses	$8,251	$72	$1,794	$8,940	$3,347	$426	$783	$146	$23,759
Loans receivable:
Loans evaluated individually	$14,009	$—	$7,506	$25,584	$11,930	$4,037	$2,055	$—	$65,121
Loans evaluated collectively	330,512	78,038	275,869	79,383	361,570	78,164	203,381	—	1,406,917
Total loans receivable	$344,521	$78,038	$283,375	$104,967	$373,500	$82,201	$205,436	$—	$1,472,038

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,000	$—	$30	$2,600	$—	$—	$—	$—	$3,630
Collectively evaluated for impairment	7,400	79	699	5,240	3,241	435	831	65	17,990
Total allowance for loan losses	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Loans receivable:
Loans evaluated individually	$15,504	$—	$7,492	$23,216	$12,117	$3,346	$1,829	$—	$63,504
Loans evaluated collectively	306,484	81,532	271,880	79,937	352,288	80,594	200,449	—	1,373,164
Total loans receivable	$321,988	$81,532	$279,372	$103,153	$364,405	$83,940	$202,278	$—	$1,436,668

The Bank may create a specific allowance for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. In these instances, the Bank has determined that a loss is not imminent based upon available information surrounding the credit at the time of the analysis including, but not limited to, unresolved legal matters; however, management believes an allowance is appropriate to acknowledge the risk of loss.

Generally, construction and land development and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans generally carry a lower risk factor because the repayment of these loans relies primarily on the cash flow from a business which is more stable and predictable. However, the significance and duration of the economic downturn caused the Bank to experience an elevated level of charge-offs in the commercial and industrial loan category in 2011.

Consumer loan collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Consumer and residential loans are also impacted by the market value of real estate. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of non-payment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

Management bases its quantitative analysis of probable future loan losses (when determining the ALL) on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Given the continued state of the economy and its impact on borrowers' financial conditions and on loan collateral values, management feels a two-year period is an appropriate historical time frame, valid until such time that the economy, borrower repayment ability and loan collateral values show sustained signs of improvement.  Management may increase or decrease the historical loss period at some point in the future based on the state of the economy and other circumstances.

The qualitative factors such as changes in levels and trends of charge-offs and delinquencies; material changes in the mix, volume or duration of the loan portfolio; changes in lending policies and procedures including underwriting standards; changes in the experience, ability and depth of lending management and other relevant staff; the existence and effect of any concentrations of credit; changes in the overall values of collateral; changes in the quality of the loan review program and changes in national and local economic trends and conditions among other things, are factors which have not been identified by the quantitative processes. The determination of qualitative factors inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience.

The following tables summarize the transactions in the ALL for the three months ended March 31, 2012 and 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	(47)	(7)	1,104	1,054	269	45	1	81	2,500
Recoveries of loans previously charged-off	20	—	4	434	3	1	24	—	486
Loans charged-off	(122)	—	(43)	(388)	(166)	(55)	(73)	—	(847)
Balance at March 31	$8,251	$72	$1,794	$8,940	$3,347	$426	$783	$146	$23,759

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	(602)	(3)	34	978	1,011	120	488	(234)	1,792
Recoveries of loans previously charged-off	38	—	—	—	6	—	2	—	46
Loans charged-off	(254)	—	(2)	(382)	(436)	(101)	(431)	—	(1,606)
Balance at March 31	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850

The following table presents additional information regarding the Company's impaired loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(in thousands)	Recorded Invest- ment	Unpaid Principal Balance	Related Allowance	Recorded Invest- ment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$12,313	$17,987	$—	$14,504	$19,672	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	6,050	6,434	—	7,000	8,845	—
Commercial construction and land development	11,148	18,528	—	11,203	19,756	—
Commercial real estate	11,930	12,163	—	12,117	12,390	—
Residential	4,037	4,286	—	3,346	3,729	—
Consumer	2,055	2,272	—	1,829	2,168	—
Total impaired loans with no related allowance	47,533	61,670	—	49,999	66,560	—
Loans with an allowance recorded:
Commercial and industrial	1,696	2,696	800	1,000	1,000	1,000
Owner occupied real estate	1,456	1,456	1,076	492	659	30
Commercial construction and land development	14,436	14,875	3,799	12,013	12,013	2,600
Total impaired loans with an allowance recorded	17,588	19,027	5,675	13,505	13,672	3,630
Total impaired loans:
Commercial and industrial	14,009	20,683	800	15,504	20,672	1,000
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	7,506	7,890	1,076	7,492	9,504	30
Commercial construction and land development	25,584	33,403	3,799	23,216	31,769	2,600
Commercial real estate	11,930	12,163	—	12,117	12,390	—
Residential	4,037	4,286	—	3,346	3,729	—
Consumer	2,055	2,272	—	1,829	2,168	—
Total impaired loans	$65,121	$80,697	$5,675	$63,504	$80,232	$3,630

The following table presents additional information regarding the Company's impaired loans for the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$12,886	$61	$26,645	$108
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	6,711	80	7,848	71
Commercial construction and land development	11,641	121	16,916	113
Commercial real estate	12,016	57	7,810	41
Residential	3,606	11	3,893	—
Consumer	2,003	—	2,025	—
Total impaired loans with no related allowance	48,863	330	65,137	333
Loans with an allowance recorded:
Commercial and industrial	1,801	—	2,074	—
Owner occupied real estate	816	—	260	—
Commercial construction and land development	12,821	—	1,477	—
Total impaired loans with an allowance recorded	15,438	—	3,811	—
Total impaired loans:
Commercial and industrial	14,687	61	28,719	108
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	7,527	80	8,108	71
Commercial construction and land development	24,462	121	18,393	113
Commercial real estate	12,016	57	7,810	41
Residential	3,606	11	3,893	—
Consumer	2,003	—	2,025	—
Total impaired loans	$64,301	$330	$68,948	$333

Impaired loans averaged approximately $64.3 million and $68.9 million for the three months ended March 31, 2012 and 2011, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this footnote. Interest income continued to accrue on impaired loans that were still accruing and totaled $330,000 and $333,000 for the three months ended March 31, 2012 and 2011, respectively.

The Bank assigns loan risk ratings as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, we track commercial loans that are no longer pass rated.  We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. We categorize loans possessing increased risk as either special mention, substandard accrual, substandard nonaccrual or doubtful. Special mention loans are those loans that are currently adequately protected, but potentially weak.  The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected.  Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its principal and interest payments.  Some identifiers to determine the collectability are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended March 31, 2012 and December 31, 2011. There were no loans classified as doubtful for periods ended March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$305,833	$4,227	$24,772	$9,689	$344,521
Commercial tax-exempt	74,163	3,875	—	—	78,038
Owner occupied real estate	263,620	3,323	13,512	2,920	283,375
Commercial construction and land development	79,231	3,022	16,091	6,623	104,967
Commercial real estate	354,365	5,471	5,893	7,771	373,500
Total	$1,077,212	$19,918	$60,268	$27,003	$1,184,401

	December 31, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$280,884	$9,176	$21,766	$10,162	$321,988
Commercial tax-exempt	77,657	3,875	—	—	81,532
Owner occupied real estate	263,001	2,887	10,589	2,895	279,372
Commercial construction and land development	76,374	3,071	15,197	8,511	103,153
Commercial real estate	349,786	794	6,005	7,820	364,405
Total	$1,047,702	$19,803	$53,557	$29,388	$1,150,450

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$78,789	$3,412	$82,201
Consumer	203,381	2,055	205,436
Total	$282,170	$5,467	$287,637

	December 31, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$81,028	$2,912	$83,940
Consumer	200,449	1,829	202,278
Total	$281,477	$4,741	$286,218

During the third quarter of 2011, the Bank adopted the FASB guidance on the determination of whether a loan restructuring is considered to be a troubled debt restructuring (TDR).  A TDR is a loan whose contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater chance of collecting the indebtedness from the borrower.  Concessions could include, but are not limited to: interest rate reductions, maturity extensions or principal forgiveness.  An additional benefit to the Bank in granting a concession is to avoid foreclosure or repossession of collateral at a time when real estate values are low. As a result of adopting this amendment to the credit quality guidance, the Bank reassessed the terms and conditions to customers on restructured loans that had been completed retrospective to January 1, 2011.

The following table presents new TDRs, with the recorded investment at the time of restructure, being the same pre-modification and post-modification, modified during the three month periods ended March 31, 2012 and 2011.

	New TDRs for the Three Months Ended
	March 31, 2012		March 31, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial	—	$—	2	$8,526
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	—	—	—	—
Commercial construction and land development	4	3,047	—	—
Commercial real estate	1	68	—	—
Residential	1	195	—	—
Consumer	1	17	—	—
Total	7	$3,327	2	$8,526

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. The following tables present the number of contracts and balance at time of TDR by concession type for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
March 31, 2012
Commercial construction and land development:
Number of Contracts	4	—	—	—	—	—
Balance at time of TDR	$3,047	$—	$—	$—	$—	$—
Commercial real estate:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$68	$—	$—	$—	$—	$—
Residential:
Number of Contracts	—	—	—	—	—	1
Balance at time of TDR	$—	$—	$—	$—	$—	$195
Consumer:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$17	$—	$—	$—	$—	$—

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
March 31, 2011
Commercial and industrial:
Number of Contracts	—	2	—	—	—	—
Balance at time of TDR	$—	$8,526	$—	$—	$—	$—

The following table represents loans receivable modified as a TDR within the previous 12 months to March 31, 2012 and 2011, respectively, and that subsequently defaulted during the three month periods ended March 31, 2012 and 2011, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

Troubled Debt Restructurings That Subsequently Defaulted:	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$179	2	$8,276
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	1	83	—	—
Commercial construction and land development	4	3,145	—	—
Commercial real estate	4	3,395	—	—
Residential	2	431	—	—
Consumer	—	—	—	—
Total	12	$7,233	2	$8,276

Of the 12 contracts that subsequently payment defaulted during the three month period ended March 31, 2012, seven contracts totaling $5.7 million were still in payment default at March 31, 2012, however, all were less than 30 days past due.

All TDRs are considered impaired and therefore are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

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

NOTE 6.	Guarantees and Loan Commitments

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate the customers' normal course of business transactions. Standby performance letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. Historically, almost all of the Company's standby letters of credit expire unfunded. The Company had $37.1 million and $36.5 million of standby letters of credit at March 31, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at March 31, 2012 or December 31, 2011 under standby letters of credit issued.

In the normal course of business there are various outstanding commitments to extend credit in addition to standby letters of credit, such as letters of credit and unadvanced loan commitments. At March 31, 2012, the Company had $394.8 million in total unused commitments. Management does not anticipate any material losses as a result of these transactions.

NOTE 7.	Fair Value Measurements

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at March 31, 2012 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
U.S. Government agency securities	$9,810	$—	$9,810	$—
Residential MBSs	62,652	—	62,652	—
Agency CMOs	503,425	—	503,425	—
Private-label CMOs	16,364	—	16,364	—
Corporate debt securities	19,379	—	19,379	—
Municipal securities	10,301	—	10,301	—
Securities available for sale	$621,931	$—	$621,931	$—

For financial assets measured at fair value on a recurring basis at December 31, 2011, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
U.S. Government agency securities	$22,558	$—	$22,558	$—
Residential MBSs	21,412	—	21,412	—
Agency CMOs	528,163	—	528,163	—
Private-label CMOs	23,006	—	23,006	—
Corporate debt securities	18,320	—	18,320	—
Securities available for sale	$613,459	$—	$613,459	$—

As of March 31, 2012 and December 31, 2011, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate ranges from 15% - 35%; inventory and equipment is generally discounted at 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balances less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loans are collateral dependent.

At March 31, 2012, the fair value of six impaired loans with allowance allocations totaled $11.9 million, net of a valuation allowance of $5.7 million and the fair value of impaired loans that were partially charged off during the first quarter of 2012 totaled $640,000, net of charge-offs of $263,000. At December 31, 2011, the fair value of impaired loans with allowance allocations totaled $9.9 million, net of a valuation allowance of $3.6 million and impaired loans that were partially charged off during 2011 totaled $1.2 million, net of charge-offs of $10.1 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure was based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15% is used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The carrying value of two foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $455,000 at March 31, 2012 and $3.0 million at December 31, 2011, which are net of valuation allowances of $100,000 and $1.8 million that were established in 2012 and 2011, respectively.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Impaired loans with specific allocation	$11,913	$—	$—	$11,913
Impaired loans net of partial charge-offs	640	—	—	640
Foreclosed assets	455	—	—	455
Total	$13,008	$—	$—	$13,008

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans with specific allocation	$9,875	$—	$—	$9,875
Impaired loans net of partial charge-offs	1,151	—	—	1,151
Foreclosed assets	3,041	—	—	3,041
Total	$14,067	$—	$—	$14,067

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between level 1 and 2 or between level 2 and 3 for the three months ended March 31, 2012.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at March 31, 2012 and December 31, 2011:

Cash and Cash Equivalents (Carried at Cost)

Cash and cash equivalents include cash, balances due from banks and federal funds sold, all of which have original maturities of 90 days or less. The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark prices.  In determining fair market values for its portfolio holdings, the Company receives information from a third party provider which management evaluates and corroborates. Under the current guidance, these values are considered Level 2 inputs, based upon mathematically derived matrix pricing and observed data from similar assets.  They are not Level 1 direct quotes, nor do they reflect Level 3 inputs that would be derived from internal analysis or judgment. As the Company does not manage a trading portfolio and typically only sells from its AFS portfolio in order to manage interest rate risk or credit exposure, direct quotes, or street bids, are warranted on an as-needed basis only.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.  The Company did not write down any loans held for sale during the three months ended March 31, 2012 or the year ended December 31, 2011.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities.  The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at March 31, 2012 and December 31, 2011.

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

Long-Term Debt (Carried at Cost)

The fair value of FHLB convertible select borrowing advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The price obtained from this active market represents a fair value that is deemed to represent the transfer price if the liability were assumed by a third party. Other long-term debt was estimated using discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity. The price for the other long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows at March 31, 2012 and December 31, 2011:

			Fair Value Measurements at March 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$47,402	$47,402	$47,402	$—	$—
Securities	832,739	835,878	—	835,878	—
Loans held for sale	16,306	16,471	—	—	16,471
Loans, net	1,448,279	1,467,472	—	—	1,467,472
Restricted investments in bank stock	15,965	15,965	—	—	15,965
Accrued interest receivable	6,702	6,702	6,702	—	—
Financial liabilities:
Deposits	$2,086,791	$2,089,086	$—	$—	$2,089,086
Short-term borrowings	93,900	93,900	93,900	—	—
Long-term debt	49,200	40,104	—	—	40,104
Accrued interest payable	469	469	469	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,073	$55,073
Securities	810,094	813,316
Loans held for sale	9,359	9,474
Loans, net	1,415,048	1,436,323
Restricted investments in bank stock	16,802	16,802
Accrued interest receivable	7,378	7,378
Financial liabilities:
Deposits	$2,071,574	$2,074,139
Short-term borrowings	65,000	65,000
Long-term debt	49,200	39,773
Accrued interest payable	487	487
Off-balance sheet instruments:
Standby letters of credit	$—	$—
Commitments to extend credit	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $942,000 for the first quarter of 2012, compared to $342,000 for the same period in 2011. The effective tax rates were 26% and a 18% for the quarters ended March 31, 2012 and March 31, 2011, respectively. The variance in the effective tax rates was the result of higher overall pretax income during the first quarter of 2012 and the proportion of tax free income to the Company's earnings before taxes was higher during the first quarter of 2011. The Company's statutory tax rate was 34% in both the first quarters of 2012 and 2011.

At March 31, 2012, the Company had a net deferred tax asset of $3.5 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses in previous years to make the assessment. Management concluded that a valuation allowance was not necessary, largely based on available tax planning strategies and our projections of future taxable income. Additional evidence considered in the analysis included recent expenses such as rebranding and consulting costs that are not expected to have a repeat impact on the Company's profitability and the Company's availability of AFS securities (currently at an unrealized gain position) that could be sold to generate taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheets as of March 31, 2012 compared to December 31, 2011 and statements of operations for the three months ended March 31, 2012 compared to the same period in 2011. This section should be read in conjunction with the Company's financial statements and accompanying notes.

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

EXECUTIVE SUMMARY

The Company recorded increases in total revenues, net income, earnings per share and net interest margin for the first quarter 2012 over the same period of 2011. The Company also experienced growth in loans receivable, total deposits, core deposits and shareholders' equity on both a linked quarter basis as well as over the same period one year ago.

The Company also continued to make progress related to the reduction of nonperforming assets during the quarter.

First quarter 2012 highlights were as follows:

•
The Company recorded net income of $2.7 million, or $0.19 per fully-diluted share, for the first quarter of 2012 compared to net income of $1.5 million, or $0.11 per fully-diluted share, for the same period one year ago. The increase in net income represented a 75% increase over first quarter results last year.

•	Total revenues for the first quarter of 2012 were $29.1 million, up $1.1 million, or 4%, over total revenues of $28.0 million for the same quarter one year ago.

•
The Company's net interest margin on a fully-taxable basis for the first quarter of 2012 was 3.90%, compared to 3.82% recorded in the fourth quarter of 2011 and compared to 3.86% for the first quarter of 2011. The Company's deposit cost of funds for the first quarter was 0.42%, down from 0.50% for the previous quarter and compared to 0.66% for the same period one year ago.

•
Noninterest income totaled $7.4 million for the first quarter of 2012, down $515,000, or 6%, compared to the same quarter in 2011 primarily as a result of no sales of Small Business Administration (SBA) loans in the first quarter of 2012 compared to $928,000 of gains recorded in the same period of 2011.

•	Noninterest expenses for the first quarter 2012 were $22.9 million, down $1.4 million, or 6%, compared to the first quarter one year ago.

•	Metro's capital levels remain strong with a total risk-based capital ratio of 15.25%, a Tier 1 Leverage ratio of 10.16%

and a tangible common equity to tangible assets ratio of 9.11%.

•	Stockholders' equity increased by $16.6 million, or 8%, over the past twelve months to $226.0 million. At March 31, 2012, the Company's book value per share was $15.93.

•	Total deposits for the first quarter 2012 increased to $2.09 billion, up $202 million, or 11%, over the first quarter one year ago.

•	Core deposits (all deposits excluding public fund time deposits) grew $196 million, or 11%, over first quarter 2011.

•	Net loans grew $23.5 million, or 2%, over the first quarter of 2011 to $1.45 billion.

•
Nonperforming assets trended lower for the seventh consecutive quarter to $39.1 million, or 1.58%, of total assets at March 31, 2012 compared to $41.9 million, or 1.73%, of total assets at December 31, 2011 and $58.1 million, or 2.51%, of total assets at March 31, 2011.

•
Our allowance for loan losses totaled $23.8 million, or 1.61%, of total loans at March 31, 2012, as compared to $21.9 million, or 1.51%, of total loans at March 31, 2011. During the past twelve months the nonperforming loan coverage ratio has increased from 42% to 73%.

A summary of financial highlights for the first three months of 2012 compared to the same period in 2011 is summarized below:

TABLE 1

	At or for the Three Months Ended
(in millions, except per share data)	March 31, 2012	March 31, 2011	% Change
Total assets	$2,470.6	$2,320.6	6%
Total loans (net)	1,448.3	1,424.8	2
Total deposits	2,086.8	1,885.0	11
Total stockholders' equity	226.0	209.4	8
Total revenues	$29.1	$28.0	4%
Total noninterest expenses	22.9	24.3	(6)
Net income	2.7	1.5	75
Diluted net income per common share	0.19	0.11	73

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses (allowance or ALL) represents the amount available for estimated potential losses embedded in our loan portfolio. While the allowance is maintained at a level believed to be adequate by management for estimated potential losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

While management uses available information to make such evaluations, future adjustments to the allowance and to the provision for loan losses may be necessary if economic conditions or loan credit quality differ materially from the estimates and assumptions used in making the evaluations. The use of different assumptions could materially impact the level of the allowance and, therefore, the provision for loan losses to be charged against earnings. Such changes could impact future financial results.

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

As part of the quantitative analysis of the adequacy of the allowance for loan losses, management bases its calculation of probable future loan losses when determining the allowance for loan losses on those loans collectively reviewed for impairment on a two-year period of actual historical losses. When the economy, borrower repayment ability, loan collateral values and other factors used in our analysis show sustained signs of improvement, Metro Bank (the Bank) may adjust the number of months used in the historical loss calculation.

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

An integral aspect of our risk management process is allocating the allowance to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other more judgmental factors.

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

The Company assesses whether or not the deferred taxes will be realized in the future if it does not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more-likely-than-not that a deferred tax asset will not be realized.  The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends.  At March 31, 2012, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary largely based on the Company's available tax planning strategies and projections of future taxable income. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the quarters ended March 31, 2012 and 2011 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Interest-earning assets averaged $2.25 billion for the first quarter of 2012, compared to $2.13 billion for the first quarter in 2011. For the quarter ended March 31, 2012, total loans receivable including loans held for sale, averaged $1.44 billion compared to $1.42 billion for the same quarter in 2011. For the same two quarters, total securities, including restricted investments in bank stock, averaged $792.7 million and $698.4 million, respectively. The 14% year-over-year increase in the average balance of investment securities is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $159.7 million, or 9%, for the first quarter of 2012 over the first quarter of 2011. These funds were used to purchase investment securities, reduce short-term borrowings and, to a lesser extent, for loan originations. Total interest-bearing deposits averaged $1.61 billion for the first quarter of 2012, compared to $1.48 billion for the first quarter one year ago and average noninterest-bearing deposits increased by $34.1 million, or 9%, to $393.8 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB) and federal funds purchased, averaged $99.7 million for the first quarter of 2012 versus $169.9 million for the same quarter of 2011.

The fully tax-equivalent yield on interest-earning assets for the first quarter of 2012 was 4.39%, a decrease of 21 basis points (bps) from the comparable period in 2011. This decrease resulted from a combination of lower yields on the Company's securities and loan receivable portfolios during the first quarter of 2012 as compared to the same period in 2011 as well as a shift in the mix of assets. Average loans outstanding including loans held for sale as a percentage of average earning assets were 64% for the first quarter of 2012 as compared to 67% for the same period one year ago. Floating rate loans represented approximately 53% of our total loans receivable portfolio at March 31, 2012 as compared to 50% of total loans receivable at March 31, 2011.

As a result of the extremely low level of current general market interest rates, coupled with the Federal Reserve's stated intention to maintain this accommodating level of rates through 2014, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or slightly decline further, throughout a significant portion of 2012.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2012 was 0.62%, compared to 0.93% for the first quarter of 2011. Our deposit cost of funds decreased 24 bps from 0.66% in the first quarter of 2011 to 0.42% for the first quarter of 2012. The average rate paid on deposits decreased across all categories during the first quarter of 2012 compared to first quarter of 2011. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on certain interest checking and money market deposit accounts. Both of these decreases were in response to the continued low level of general market interest rates. At March 31, 2012, $520.9 million, or 25%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either the 91-day Treasury bill, the overnight federal funds rate, the 30-day London Interbank Offered Rate (LIBOR) interest rate or an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on time deposits, including both retail and public, decreased by 58 bps from 1.87% for the first quarter of 2011 to 1.29% for the first quarter of 2012.

The average cost of short-term borrowings was 0.21% for the first quarter of 2012 as compared to 0.51% for the first quarter of 2011. The decrease in the borrowing rate is the result of active management of the Company's borrowings whereby we take advantage of market opportunities to minimize borrowing expense. The average cost of long-term debt decreased from 8.00% for the first quarter of 2011 to 4.72% during the first quarter of 2012. This change was the result of the Company borrowing $25.0 million in a fixed rate FHLB advance with a rate of 1.01% and a two year final maturity during the first quarter 2011; combined with the retirement of a $5.0 million Trust Capital debt security with a rate of 11.00% during the fourth quarter of 2011. The aggregate average cost of all funding sources for the Company was 0.51% for the first quarter of 2012, compared to 0.77% for the same quarter of the prior year.

In the following table, nonaccrual loans have been included in the average loans receivable balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 34% tax rate for both 2012 and 2011.

TABLE 2

	Three months ended,
	March 31, 2012			March 31, 2011
	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$788,264	$5,671	2.88%	$698,429	$5,395	3.09%
Tax-exempt	4,474	50	4.45	—	—	—
Total securities	792,738	5,721	2.89	698,429	5,395	3.09
Federal funds sold	10,843	1	0.05	3,076	1	0.11
Total loans receivable	1,441,471	19,071	5.25	1,424,914	19,008	5.35
Total earning assets	$2,245,052	$24,793	4.39%	$2,126,419	$24,404	4.60%
Sources of Funds
Interest-bearing deposits:
Regular savings	$378,227	$351	0.37%	$320,344	$358	0.45%
Interest checking and money market	1,012,270	1,031	0.41	901,124	1,429	0.64
Time deposits	169,571	641	1.52	210,049	1,142	2.21
Public funds time	48,888	59	0.48	51,880	68	0.53
Total interest-bearing deposits	1,608,956	2,082	0.52	1,483,397	2,997	0.82
Short-term borrowings	99,746	53	0.21	169,863	210	0.51
Long-term debt	49,200	581	4.72	33,567	671	8.00
Total interest-bearing liabilities	1,757,902	2,716	0.62	1,686,827	3,878	0.93
Demand deposits (noninterest-bearing)	393,759			359,653
Sources to fund earning assets	2,151,661	2,716	0.51	2,046,480	3,878	0.77
Noninterest-bearing funds (net)	93,391			79,939
Total sources to fund earning assets	$2,245,052	$2,716	0.49%	$2,126,419	$3,878	0.74%
Net interest income and margin on a tax-equivalent basis		$22,077	3.90%		$20,526	3.86%
Tax-exempt adjustment		461			509
Net interest income and margin		$21,616	3.82%		$20,017	3.77%

Other Balances:
Cash and due from banks	$42,885			$43,048
Other assets	102,594			105,622
Total assets	2,390,531			2,275,089
Other liabilities	15,290			21,579
Stockholders' equity	223,580			207,030

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on loans, investment securities and other interest-earning assets and the interest expense paid on deposits, borrowed funds and long-term debt. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets and interest-bearing liabilities, related yields and associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

•	the volume, pricing mix and maturity of interest-earning assets and interest-bearing liabilities;

•	market interest rate fluctuations; and

•	the level of nonperforming loans.

Net interest income, on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans in order to show income as if it were taxable), for the first quarter of 2012 increased by $1.6 million, or 8%, over the same period in 2011. This increase resulted primarily from a reduction in interest rates paid on deposits and borrowings, combined with a slight increase in interest income. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $24.8 million and $24.4 million for the first quarters of 2012 and 2011, respectively. Interest income on loans receivable including loans held for sale, increased by $63,000 over the first quarter of 2011 from $19.0 million to $19.1 million. This was the result of a 1% increase in the volume of average loans outstanding offset by a decrease of 10 bps in the yield on the total loan portfolio compared to the first quarter one year ago. Interest income on the investment securities portfolio increased by $326,000, or 6%, for the first quarter of 2012 as compared to the same period last year. The average balance of the investment portfolio increased $94.3 million for the first quarter of 2012 over the first quarter of 2011, which helped to offset the impact of a 20 bps decrease in average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with significantly lower credit risk.

Total interest expense for the first quarter decreased $1.2 million, or 30%, from $3.9 million in 2011 to $2.7 million in 2012. Interest expense on deposits decreased by $915,000, or 31%, from the first quarter of 2011. Interest expense on short-term borrowings and long-term debt in the aggregate, decreased by $247,000, or 28%.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.77% during the first quarter of 2012 compared to 3.67% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 4 bps, from 3.86% for the first quarter of 2011 to 3.90% for the first quarter of 2012, as a result of the decrease in the cost of funding sources, partially offset by the decreased yield on interest-earning assets as previously discussed.

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

TABLE 3

	Three Months Ended
	Increase (Decrease)
2012 versus 2011	Due to Changes in (1)
(in thousands)	Volume	Rate	Total
Interest on securities:
Taxable	$570	$(294)	$276
Tax-exempt	25	25	50
Federal funds sold	—	—	—
Interest on loans receivable	591	(528)	63
Total interest income	1,186	(797)	389
Interest on deposits:
Regular savings	69	(76)	(7)
Interest checking and money market	76	(474)	(398)
Time deposits	(226)	(275)	(501)
Public funds time	(3)	(6)	(9)
Short-term borrowings	(55)	(102)	(157)
Long-term debt	(62)	(28)	(90)
Total interest expense	(201)	(961)	(1,162)
Net increase (decrease)	$1,387	$164	$1,551

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 is a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the allowance for loan losses and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $2.5 million to the allowance for loan losses for the first quarter of 2012 as compared to $1.8 million for the first quarter of 2011. Nonperforming assets at March 31, 2012 totaled $39.1 million, or 1.58%, of total assets, down $2.7 million, or 7%, from $41.9 million, or 1.73%, of total assets at December 31, 2011 and down $19.0 million, or 33%, from $58.1 million, or 2.51%, of total assets at March 31, 2011. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the first quarter of 2012 were $361,000, or 0.10% (annualized), of average loans outstanding, compared to total net charge-offs of $1.6 million, or 0.45% (annualized), of average loans outstanding, for the same period in 2011. Of the $361,000 in net loan charge-offs, $163,000, or 45%, was associated with commercial real estate loans, $102,000, or 28%, was associated with commercial and industrial loans and $103,000, or 29%, was associated with consumer and residential loans. There was a net recovery during the quarter of $46,000 in the commercial construction and land development loan category.

The allowance for loan losses as a percentage of period-end gross loans outstanding was 1.61% at March 31, 2012 as compared to 1.50% at December 31, 2011 and to 1.51% at March 31, 2011. The nonperforming loan coverage, defined as the allowance for loan losses as a percentage of total nonperforming loans, was 73% as of March 31, 2012 compared to 62% at December 31, 2011 and to 42% at March 31, 2011.

Noninterest Income

Noninterest income for the first quarter of 2012 decreased by $515,000, or 6%, from the same period in 2011. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges and fees, totaled $6.9 million, for the first quarter of 2012, an increase of $153,000, or 2%, over the first quarter of 2011. Gains on sales of loans totaled $229,000 for the first quarter of 2012 versus $1.2 million for the same period in 2011. This decrease is primarily attributable to no sales of SBA loans during the first quarter of 2012 compared to $928,000 of gains recorded in the same period last year on the sale of such loans. Gains on sales of residential loans sold on the secondary market totaled $229,000 for the first quarter of 2012 as compared to gains of $270,000 for the same period one year ago. During the first quarter of 2012, the Company recorded gains of $984,000 on sales of investment securities compared to gains of $34,000 during the first quarter of 2011. Partially offsetting the quarter's gain was $649,000 of OTTI losses due to credit as conditions continued to deteriorate and, for the first time, two private-label CMOs in the Bank's investment portfolio experienced actual losses. Further discussion of the sale of securities and impairment analysis regarding the CMOs can be found in Note 3 of this Form 10-Q.

Noninterest Expenses

Noninterest expenses decreased by $1.4 million, or 6%, during the first quarter of 2012 compared to the same period in 2011. The Company experienced a lower level of noninterest expenses in most major categories during the first quarter 2012 compared to the same period in 2011. Most notably, foreclosed real estate expense was down $689,000, or 65%, for the quarter compared to the same period last year along with a decrease in consulting expenses, occupancy expense, furniture and equipment costs and regulatory assessments and related fees. A detailed comparison of noninterest expenses for certain categories for the three months ended March 31, 2012 and March 31, 2011 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $159,000, or 2%, for the first quarter of 2012 compared to the first quarter of 2011. This increase is a result of a slight increase in overall compensation paid.

Occupancy expenses totaled $2.1 million for the first quarter of 2012, a decrease of $379,000, or 15%, from the first quarter of 2011. This decrease resulted from a mild winter and therefore lower snow removal and maintenance costs compared to the same period in 2011.

Regulatory assessments and related fees totaling $826,000 during the first quarter of 2012 were $259,000, or 24%, lower compared to the same period in 2011.  Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the Company's decrease in regulatory expenses.

Loan expense totaled $370,000 for the first quarter of 2012, an increase of $46,000, or 14% as a result of a continued effort to work out problem loans.

Foreclosed real estate expenses totaled $363,000 during the first quarter of 2012, a decrease of $689,000, or 65%, from the same quarter in 2011. The Company recorded a $900,000 write down on a large foreclosed real estate property in the first quarter last year, which accounts for the decrease in foreclosed real estate expenses for the first quarter of 2012 compared to the same period of 2011. This decrease was partially offset by losses on sales of other properties which were sold during the first quarter 2012.

Consulting expenses decreased by $135,000, or 33%, during the first quarter of 2012 to $272,000 as compared to the same quarter in 2011. The decrease is related to the much lower need for consulting services in 2012 compared to the level utilized during the first quarter 2011 in assisting the Bank with its procedures and controls to ensure compliance with the Bank Secrecy Act (BSA) and the Office of Foreign Assets Control (OFAC).

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the first quarters of 2012 and 2011 this ratio equaled 2.61% and 2.91%, respectively.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ended March 31, 2012, the operating efficiency ratio was 78.9%, compared to 86.8% for the similar period in 2011. The decrease in the operating efficiency ratio for the first quarter of 2012 versus the first quarter of 2011 relates to a 4% increase in total revenues combined with a 6% decrease in noninterest expenses.

Provision for Federal Income Taxes

The provision for federal income taxes was $942,000 for the first quarter of 2012, compared $342,000 for the same period in 2011. The Company's statutory tax rate was 34% in the first quarters of both 2012 and 2011. The effective tax rates were 26% and 18% for the quarters ended March 31, 2012 and March 31, 2011, respectively. The variance in the effective tax rates was the result of the proportion of tax free income to the Company's earnings before taxes was higher during the first quarter of 2011.

Net Income and Net Income per Common Share

Net income for the first quarter of 2012 was $2.7 million, compared to net income of $1.5 million recorded in the first quarter of 2011. The 75% increase was due to a $1.6 million increase in net interest income and a $1.4 million decrease in noninterest expenses partially offset by a $708,000 increase in the provision for loan losses, a $515,000 decrease in noninterest income and a $600,000 increase in the provision for income taxes.

Basic and diluted net income per common share was $0.19 for the first quarter of 2012, compared to basic and diluted net income per common share of $0.11 for the first quarter of 2011.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2012 was 0.45%, compared to 0.27% for the first quarter of 2011. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 4.83% for the first quarter of 2012, compared to 3.00% for the first quarter of 2011.

FINANCIAL CONDITION

Securities

During the first three months of 2012, the total investment securities portfolio increased by $22.6 million from $810.1 million to $832.7 million. The unrealized gain/loss position on AFS securities improved by $4.9 million from an unrealized gain of $5.8 million at December 31, 2011 to an unrealized gain of $10.7 million at March 31, 2012, as increased market prices resulted in an increase to the fair market value of securities within the Bank's portfolio.

Securities with a market value of $209.7 million were sold during the first three months of 2012 with the Bank realizing net pretax gains of $984,000. The securities sold included one agency CMO with a fair market value of $968,000 and a carrying value of $957,000 that had been classified as held to maturity but was sold as the current face had fallen below 15% of the original purchase amount.

During the first three months of 2012, the fair value of the Bank's AFS securities portfolio increased by $8.5 million, from $613.5 million at December 31, 2011 to $621.9 million at March 31, 2012. The change was a result of purchases of new securities totaling 259.2 million, partially offset by $207.1 million of securities sold, principal pay downs of $24.3 million, calls of $22.5 million, premium and discount amortization and write-downs related to OTTI. Purchase and sale activity during the quarter was higher than normal for the Company due in large part to a portfolio strategy designed to remove some of the lower-yielding bonds from the investment portfolio and/or capture value on accelerating prepayments. The unrealized gain on securities available for sale included in stockholders' equity totaled $7.1 million, net of tax, compared to $3.8 million at December 31, 2011. The AFS portfolio is comprised of U.S. Government agency securities, agency residential mortgage-backed securities (MBSs), agency CMOs, private-label CMOs, municipal bonds and corporate debt securities. The weighted-average life of the AFS portfolio was approximately 3.9 years at March 31, 2012 compared to 2.8 years at December 31, 2011. The duration was 3.4 years at March 31, 2012 compared to 2.5 years at December 31, 2011. The current weighted-average yield was 2.67% at March 31, 2012 compared to 2.62% at December 31, 2011. The increase in interest rates that occurred late in the quarter had a lengthening effect on both average life and duration as did new purchases of longer-term municipal bonds.

During the first three months of 2012, the carrying value of securities in the held to maturity (HTM) portfolio increased by $14.2 million from $196.6 million to $210.8 million. The increase was the result of new purchases totaling $111.0 million that were partially offset by principal pay downs of $8.1 million, $87.8 million of called bonds and the above-mentioned bond sale of $957,000. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs, municipal bonds and corporate debt securities. The weighted-average life of the HTM portfolio at March 31, 2012 was 8.6 years compared to 1.4 years at December 31, 2011. The duration was 6.7 years at March 31, 2012 compared to 1.1 years at December 31, 2011. The current weighted-average yield was 3.20% at March 31, 2012 compared to 3.56% at December 31, 2011. The increase in interest rates that occurred late in the quarter had a lengthening affect on both average life and duration. Most notably, the callable debentures extended when they were no longer expected to be called in the short-term, but rather to remain until closer to their final maturity date.

The average fully tax-equivalent yield on the combined investment securities portfolio as of March 31, 2012 was 2.89% as compared to 3.09% as of March 31, 2011.

As mentioned above, the Bank's investment securities portfolio consists primarily of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed obligations, private-label CMOs, municipal bonds and corporate debt securities. The securities of the U.S. Government sponsored agencies and the U.S. Government MBSs have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically (prior to 2009), most private-label CMOs carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems, rising foreclosures and the general decline in the residential housing market in the U.S. in recent years have led to several ratings downgrades and subsequent OTTI of many types of CMOs.

The unrealized losses in the Company's investment portfolio at March 31, 2012 are associated with two different types of securities. The first type includes five agency debentures, four government agency sponsored MBS/CMOs, ten investment-grade municipal bonds and five investment-grade corporate debt securities. Management believes that the unrealized losses on these investments were caused by the overall very low level of market interest rates and notes the contractual cash flows of the CMOs are guaranteed by an agency of the U.S. Government. Additionally, the corporate bonds are shorter-term holdings in investment grade companies.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment.

Private-label CMOs are the second type of security in the Company's investment portfolio with unrealized losses at March 31, 2012. As of March 31, 2012, the Company owned five private-label CMO securities with unrealized loss positions and one private-label CMO security in an unrealized gain position. As of March 31, 2012, the combined holdings of all private-label CMOs still in the portfolio had a total amortized cost of $17.0 million compared to $25.0 million at December 31, 2011 and $31.1 million at March 31, 2011. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Company receives information from a third party provider which management evaluates and corroborates to determine the fair value of the portfolio.

See the detailed discussion in Note 3 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Total loans held for sale were $16.3 million at March 31, 2012 and $9.4 million at December 31, 2011. At March 31, 2012, loans held for sale were comprised of $4.9 million of student loans and $11.4 million of residential mortgages as compared to $5.2 million of student loans and $4.2 million of residential mortgages at December 31, 2011. The increase in residential mortgages held for sale was the result of $14.6 million in mortgage loan originations during the first three months of 2012 partially offset by principal sales of mortgage loans of $7.7 million.

Loans held for sale are comprised of student loans and selected residential mortgage loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. Held for sale loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 45 - 60 days of funding. At March 31, 2012 and December 31, 2011, there were no past due or impaired residential mortgage loans held for sale. At March 31, 2012 there was $554,000 of student loans held for sale that were past due. In previous years, the Company originated SBA loans with the intent to sell the guaranteed portion of the loans. During the second quarter of 2011, as a result of a much lower level of SBA loan originations, the Company's management made the decision to hold SBA loans in the Company's loan receivable portfolio unless or until the Company's management determines a sale of certain loans is appropriate. At the time such a decision would be made, the SBA loans will be moved from the loans receivable portfolio to the loans held for sale portfolio.

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

During the first three months of 2012, total gross loans receivable increased by $35.4 million, or 2% (non-annualized), from $1.44 billion at December 31, 2011 to $1.47 billion at March 31, 2012. Gross loans receivable represented 71% of total deposits and 60% of total assets at March 31, 2012, as compared to 69% and 59%, respectively, at December 31, 2011.

The following table reflects the composition of the Company's loan portfolio as of March 31, 2012 and 2011, respectively:

TABLE 4

(dollars in thousands)	March 31, 2012	% of Total	March 31, 2011	% of Total	$ Change	% Change
Commercial and industrial	$344,521	24%	$369,257	25%	$(24,736)	(7)%
Commercial tax-exempt	78,038	5	85,456	6	(7,418)	(9)
Owner occupied real estate	283,375	19	257,008	18	26,367	10
Commercial construction and land development	104,967	7	125,872	9	(20,905)	(17)
Commercial real estate	373,500	25	326,659	23	46,841	14
Residential	82,201	6	79,562	5	2,639	3
Consumer	205,436	14	202,863	14	2,573	1
Gross loans	1,472,038	100%	1,446,677	100%	$25,361	2%
Less: Allowance for loan losses	23,759		21,850		1,909	9
Net loans receivable	$1,448,279		$1,424,827		23,452	2%

Loan and Asset Quality

Nonperforming Assets
Nonperforming assets include nonperforming loans, loans past due 90 days or more and still accruing interest and foreclosed assets. During 2011 the Bank adopted Financial Accounting Standards Board (FASB) guidance on determination of whether a loan restructuring is a troubled debt restructuring (TDR). The guidance was applicable to restructurings on or after January 1, 2011. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower.  Nonaccruing TDRs are included in nonperforming loans.

The table below presents information regarding nonperforming assets at March 31, 2012 and at the end of the previous four quarters. Nonaccruing as well as accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Nonaccrual loans:
Commercial and industrial	$9,689	$10,162	$12,175	$19,312	$22,454
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	2,920	2,895	3,482	2,450	4,552
Commercial construction and land development	6,623	8,511	6,309	12,629	13,674
Commercial real estate	7,771	7,820	10,400	5,125	5,043
Residential	3,412	2,912	3,125	3,663	3,833
Consumer	2,055	1,829	2,009	2,310	2,357
Total nonaccrual loans	32,470	34,129	37,500	45,489	51,913
Loans past due 90 days or more and still accruing	8	692	567	—	90
Total nonperforming loans	32,478	34,821	38,067	45,489	52,003
Foreclosed assets	6,668	7,072	7,431	8,048	6,138
Total nonperforming assets	$39,146	$41,893	$45,498	$53,537	$58,141
Troubled Debt Restructurings
Nonaccruing TDRs	$10,295	$10,075	$10,129	$10,054	$8,373
Accruing TDRs	15,899	12,835	14,979	—	—
Total TDRs	$26,194	$22,910	$25,108	$10,054	$8,373
Nonperforming loans to total loans	2.21%	2.42%	2.64%	3.12%	3.59%
Nonperforming assets to total assets	1.58%	1.73%	1.87%	2.24%	2.51%
Nonperforming loan coverage	73%	62%	61%	48%	42%
Nonperforming assets / capital plus allowance for loan losses	16%	17%	19%	22%	25%

Nonperforming assets at March 31, 2012, were $39.1 million, or 1.58%, of total assets, as compared to $41.9 million, or 1.73% of total assets, at December 31, 2011 and compared to $58.1 million, or 2.51%, of total assets, at March 31, 2011.

Nonperforming Loans

The Bank has experienced a consistent decline in the level of total nonperforming loan balances over the most recent seven quarters, much like most of the banking industry. The decline is partially attributable to the improvement of economic conditions allowing some borrowers to experience stabilized or improved cash flow. The remainder of the decline is the result of the Bank charging down balances of nonperforming loans where necessary.
Partially charged off loans with updated appraisal values remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR, unless collectability of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.
Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

The following table details the change in the total of nonaccrual loan balances for the three months ended March 31, 2012:

TABLE 6

March 31, 2012
(in thousands)	Three Months Ended
Balance at January 1, 2012	$34,129
Total additions	2,083
Charge-offs	(831)
Total pay downs	(1,821)
Total upgrades to accruing status	—
Total transfers to foreclosed assets	(1,090)
Balance at March 31, 2012	$32,470

During the first three months of 2012, the additions to nonaccrual status consisted of 15 commercial loans averaging $99,000 and 16 consumer loans averaging $38,000.

The table and discussion that follows provides additional details of the components of our nonaccrual commercial and industrial loans, commercial construction and land development loans and commercial real estate loans, our three largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Commercial and Industrial:
Number of loans	42	44	46	59	57
Number of loans greater than $1 million	3	3	3	4	5
Average outstanding balance of those loans:
Greater than $1 million	$2,195	$2,229	$3,224	$3,298	$3,258
Less than $1 million	$80	$85	$58	$111	$119
Commercial Construction and Land Development:
Number of loans	16	19	11	8	8
Number of loans greater than $1 million	2	3	3	5	5
Average outstanding balance of those loans:
Greater than $1 million	$1,352	$1,261	$1,391	$2,331	$2,540
Less than $1 million	$280	$295	$267	$325	$325
Commercial Real Estate:
Number of loans	26	25	30	14	13
Number of loans greater than $1 million	1	1	2	1	1
Average outstanding balance of those loans:
Greater than $1 million	$3,709	$3,719	$2,812	$3,719	$3,719
Less than $1 million	$162	$171	$171	$108	$110

At March 31, 2012, 42 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $3.4 million. Of the 42 loans, three loans were in excess of $1.0 million each and aggregated $6.6 million, or 68%, of total nonaccrual commercial and industrial loans. The average recorded investment was $2.2 million per loan. The remaining 39 loans account for the difference at an average recorded investment of $80,000 per loan.
There were 16 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $150,000 to $1.5 million. Of the 16 loans, two loans were in excess of $1.0 million each and aggregated to $2.7 million, or 41%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $1.4 million per loan. The remaining 14 loans account for the difference at an average recorded investment of $280,000 per loan.
There were 26 loans in the nonaccrual commercial real estate category with recorded investments ranging from $23,000 to $3.7 million. Of the 26 loans, one loan totaled $3.7 million, or 48%, of total nonaccrual commercial real estate loans. The remaining 25 loans account for the difference at an average recorded investment of $162,000 per loan. One relationship in the nonaccrual commercial real estate loan category totaled $3.5 million and accounted for 17 of the 26 loans.
Foreclosed Assets
Foreclosed assets totaled $6.7 million at March 31, 2012 compared to $7.1 million at December 31, 2011. The total comprised of 22 properties at March 31, 2012, with the largest property balance valued at $1.9 million compared to 27 properties at December 31, 2011 with the largest property balance valued at $2.2 million. The decrease in foreclosed real estate during the first three months of 2012 is the result of the sale of nine properties for a total of $1.0 million, write-downs of $168,000 on four properties and one pay down totaling $288,000, partially offset by the transfer of four properties into this category totaling approximately $1.1 million.
The Company obtains third party appraisals by one of several Board pre-approved certified general appraisers on nonperforming loans secured by real estate at the time a loan is determined to be nonperforming to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. The Company properly charges down loans based on the fair value of the collateral as determined by the current appraisal less any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring the property to foreclosed real estate, the Company may have additional valuation allowances based on updated appraisals, recent offers or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral at a time when real estate values are at historical lows, in attempt to minimize losses. All TDRs are considered impaired, however, a loan may still be considered accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine that there is reasonable assurance of repayment.

As of March 31, 2012, TDRs totaled $26.2 million, of which $10.3 million were included in total nonaccruing loans. The remaining $15.9 million of TDRs were accruing at March 31, 2012. TDR loans totaled $22.9 million at December 31, 2011, of which $10.1 million were included in total nonaccruing loans. The remaining $12.8 million of TDRs at December 31, 2011 were accruing.
As of March 31, 2012, accruing TDRs totaling $6.1 million, $6.6 million and $2.3 million were the result of granting a material extension of time, interest only for a period of time and a change in the amortization period, respectively. The remaining accruing TDR balance of $900,000 was the result of entering into forbearance agreements, or making material adjustments to both the interest rate and amortization period on these loans.
There were six relationships consisting of seven total loans which were restructured during first three months 2012. The majority of these loans, approximately $3.1 million, were commercial construction and land development loans. The commercial construction and land development loans were considered to be TDRs by management as a result of maturity date extensions of residential tract development loans that were granted by the Bank.
Nonaccrual TDRs may be reclassified as accruing TDRs when the borrower has consistently made full payments of principal and interest for at least six consecutive months and the Bank expects full repayment of the modified loan's principal and interest. The loan will no longer be considered a TDR when the interest rate is equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is no longer impaired based on the terms specified by the restructuring agreement.
Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the loan agreement. These loans totaled $65.1 million at March 31, 2012 with an aggregate specific allocation of $5.7 million compared to impaired loans totaling $63.5 million at December 31, 2011 with a $3.6 million aggregate specific allocation. The specific allocation at

March 31, 2012 related to five relationships versus three relationships at December 31, 2011.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended March 31, 2012, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
The Bank obtains third party appraisals ordered by the Real Estate Loan Administration Department on nonperforming loans secured by real estate at the time the loan is determined to be impaired. The Bank properly charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.
The charge down of any impaired loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal or valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.
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
The Bank may create a specific allowance for all or a part of a particular loan in lieu of a charge-off as a result of management's evaluation of the impaired loan. In these instances, the Bank has determined that a loss is probable but not imminent based upon available information surrounding the credit at the time of the analysis, however, management believes an allowance is appropriate to acknowledge the potential risk of loss.
Management's Allowance for Loan Loss Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at March 31, 2012.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $48.2 million at March 31, 2012 compared to $44.4 million at December 31, 2011 and were comprised of $15.9 million of special mention rated loans and $32.2 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at March 31, 2012.

While it is difficult to forecast impaired loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.
As a result of continued economic uncertainty affecting unemployment, consumer spending, home sales and collateral values, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the foreseeable future.

Allowance for Loan Losses

The Company recorded provisions of $2.5 million to the allowance for loan losses during the first quarter of 2012, compared to $1.8 million for the first quarter of 2011. Net charge-offs for the three months ended March 31, 2012 were $361,000, or 0.10% (annualized), of average loans outstanding compared to $1.6 million, or 0.45% (annualized), of average loans outstanding in the same period of 2011.

Total net charge-offs for the first quarter of 2012 were comprised of gross loans charged-off of $847,000, partially offset by loan recoveries of $486,000. One commercial construction and land development loan comprised $300,000, or 35%, of total charge-offs and the recovery of $421,000 on another commercial construction and land development loan offset other smaller charge-offs across various loan categories.

The allowance for loan losses as a percentage of total loans receivable was 1.61% at March 31, 2012, compared to 1.50% at December 31, 2011. The increase in the allowance was primarily due to an increase in specific allocations and partially was the result of the increase in loans outstanding offset by a decrease in historical loss factors. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at March 31, 2012 were $2.09 billion, up $15.2 million, or 1% (not annualized), over total deposits of $2.07 billion at December 31, 2011 and up $201.8 million, or 11%, over March 31, 2011. Core deposits totaled $2.03 billion at March 31, 2012, the same as at December 31, 2011 but were up $195.8 million, or 11%, over the previous twelve months. Total noninterest-bearing deposits increased by $49.7 million, or 13%, from $397.3 million at December 31, 2011 to $446.9 million at March 31, 2012 and total interest-bearing deposits decreased by $34.4 million over the same period. Specifically, savings deposits decreased by $4.2 million in the first three months of 2012 and demand interest-bearing deposits decreased $19.5 million while total time deposits decreased by $10.7 million for the first three months of 2012. The cost of total core deposits for the first quarter of 2012 was 0.42%, down 24 bps from the same period in 2011.

The average balances and weighted-average rates paid on deposits for the first three months of 2012 and 2011 are presented in the table that follows:

TABLE 8

	Three Months Ended March 31,
	2012		2011
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$393,759		$359,653
Interest-bearing (money market and checking)	1,012,270	0.41%	901,124	0.64%
Savings	378,227	0.37	320,344	0.45
Time deposits	218,459	1.29	261,929	1.87
Total deposits	$2,002,715		$1,843,050

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At March 31, 2012, short-term borrowings totaled $93.9 million as compared to $65.0 million at December 31, 2011. Average short-term borrowings for the first three months of 2012 were $99.7 million as compared to $169.9 million for the first three months of 2011. Short-term borrowings were able to be reduced, in part due to the increase in the level of average deposit balances. The average rate paid on the short-term borrowings was 0.21% for the first three months of 2012 compared to 0.51% for the first three months of 2011.

Stockholders' Equity

At March 31, 2012, stockholders' equity totaled $226.0 million, up $6.0 million, or 3%, over $220.0 million at December 31, 2011. Stockholders' equity at March 31, 2012 included $7.1 million of unrealized gains and at December 31, 2011 included $3.8 million of unrealized gains, net of income tax impacts, on securities available for sale. Total stockholders' equity to total assets was 9.15% at March 31, 2012 compared to 9.09% at December 31, 2011. Tangible common equity to tangible assets was 9.11% at March 31, 2012 compared to 9.05% at December 31, 2011.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either March 31, 2012 or December 31, 2011. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	March 31, 2012	December 31, 2011
Total stockholders' equity to assets (GAAP)	9.15%	9.09%
Less: Effect of excluding preferred stock	0.04%	0.04%
Tangible common equity to tangible assets	9.11%	9.05%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2012, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Total Capital	15.25%	15.36%	14.07%	14.12%	8.00%	10.00%
Tier 1 Capital	14.00	14.11	12.81	12.87	4.00	6.00
Leverage ratio (to total average assets)	10.16	9.99	9.29	9.10	4.00	5.00

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects up to a plus 500 bp increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The minus100 bp scenario is not considered very likely, given the low absolute level of short-term interest rates.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in the above mentioned interest rate scenarios are within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net income at March 31, 2012 and 2011 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	March 31, 2012		March 31, 2011
	12 Months	24 Months	12 Months	24 Months
Plus 300	(0.66)%	2.36%	(0.65)%	2.59%
Plus 200	(0.60)	1.58	(0.53)	1.57
Plus 100	(0.49)	0.73	(0.29)	0.68

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given an immediate 200 bp increase in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate rate change scenario, while a loss of more than 40% is unacceptable in immediate rate change scenarios of 400 bps or more. At March 31, 2012 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given an immediate plus 200 change in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2012 provide an accurate assessment of our interest rate risk.  The most recent study calculates an average life of our core deposition transaction accounts was 8.4 years.

Liquidity

The objective of liquidity risk management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits on demand at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. There are two fundamental risks in our liquidity risk management. The first is if we were unable to meet our funding requirements at a reasonable and profitable cost. The second is the potential inability to operate our business because adequate contingency liquidity is not available in a stressed environment or under adverse conditions.

We manage liquidity risk at both the bank and parent company levels to help ensure that we can obtain cost-effective funding to meet current and future obligations and to help ensure that we maintain an appropriate level of contingent liquidity. The board of directors is responsible for approving our Liquidity Policy to be implemented by the ALCO and management.

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a quarterly basis, a comprehensive liquidity analysis is reviewed by our board of directors. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed Liquidity Contingency Plan designed to respond to an overall decline in the financial condition of the banking industry or a problem specific to Metro.

Bank Level Liquidity - Uses

At the bank level, primary liquidity obligations include funding loan commitments, satisfying deposit withdrawal requests and maturities and debt service related to bank borrowings. We also maintain adequate bank liquidity to meet future potential loan demand, purchase investment securities and provide for other business needs as necessary.

Bank Level Liquidity - Sources

Liquidity sources are found on both sides of the balance sheet. Our single largest source of bank liquidity is the deposit base that comes from our retail, commercial business and government deposit customers. Liquidity is also provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investments, maturing short-term assets, the ability to sell marketable securities and from borrowings.

Our investment portfolio consists mainly of CMOs and MBSs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The current market environment has positively impacted the fair market value of certain securities in the Company's investment portfolio, however, the Company is not inclined to act on a sale of such securities for liquidity purposes at this time. With interest rates near record-lows, the Company would more likely be inclined to borrow from one of the sources discussed in the following paragraph.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of March 31, 2012 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $511.1 million of borrowing capacity at the FHLB. Metro Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances or in a stressed environment or during a market disruption. These potential borrowings are secured by agency residential MBSs and CMOs, as well as agency debentures. At March 31, 2012, our total potential liquidity through FHLB and other secondary sources was $546.1 million, of which $427.2 million was available, as compared to $460.5 million available out of our total potential liquidity of $550.5 million at December 31, 2011. The $4.4 million decrease in potential liquidity was mainly due to a decrease in the bank's borrowing capacity at the FHLB as a result of a lower level of qualifying loan collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag.

The Bank opted to remain in the FDIC-sponsored Temporary Liquidity Guarantee Program which provided 100% federal deposit insurance coverage for any individual noninterest-bearing demand checking account and for low-interest NOW checking accounts whose balance exceeds $250,000. The original program expired on December 31, 2010. The Dodd-Frank Act provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and terminates on December 31, 2012. Upon such expiration, customer deposit and withdrawal behavior for such accounts could fluctuate materially and, as a result, have an adverse impact on our liquidity position.

Parent Company Liquidity - Uses

The Parent and the Bank's liquidity are managed separately. At the parent level, primary liquidity obligations include debt service related to parent company long-term debt or borrowings, unallocated corporate expenses, funding its subsidiaries, and could also include paying dividends to Metro shareholders, share repurchases or acquisitions if Metro chose to do so.

Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first quarter of 2012, the Parent has cash on hand to support its operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from Metro Bank, other sources of liquidity for the parent company include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We can also generate liquidity for Metro and its subsidiaries through the issuance of debt and equity securities. Metro has an effective shelf registration statement whereby we can issue additional debt and equity securities.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended March 31, 2012.

Item 5. Other Information.

No items to report for the quarter ended March 31, 2012.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/10/2012	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/10/2012	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

*10.1
Consulting Agreement by and between Peter M. Musumeci, Jr. and Metro Bancorp, Inc. and Metro Bank, dated June 13, 2011, and modified by Addendum No. 1 effective October 17, 2011 and Amendment No. 1 dated February 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2012).

*10.2
Description of the stock option grants to executive officers, effective March 27, 2012, and the base salary, effective April 1, 2012, of the Chief Executive Officer (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 2, 2012)

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes a compensatory plan or arrangement.