Form 10-Q
period 2012-06-30
METRO BANCORP, INC.
filed 2012-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,129,068	Common shares outstanding at	July 31, 2012

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share amounts)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$48,246	$46,998
Federal funds sold	—	8,075
Cash and cash equivalents	48,246	55,073
Securities, available for sale at fair value	604,940	613,459
Securities, held to maturity at cost (fair value 2012: $195,209; 2011: $199,857 )	191,328	196,635
Loans, held for sale	14,179	9,359
Loans receivable, net of allowance for loan losses (allowance 2012: $26,158; 2011: $21,620)	1,466,597	1,415,048
Restricted investments in bank stock	15,170	16,802
Premises and equipment, net	81,794	82,114
Other assets	27,547	32,729
Total assets	$2,449,801	$2,421,219

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$438,947	$397,251
Interest-bearing	1,646,968	1,674,323
Total deposits	2,085,915	2,071,574
Short-term borrowings	72,250	65,000
Long-term debt	49,200	49,200
Other liabilities	14,335	15,425
Total liabilities	2,221,700	2,201,199
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2012: 14,128,466; 2011: 14,125,346)	14,128	14,125
Surplus	156,639	156,184
Retained earnings	50,903	45,497
Accumulated other comprehensive income	6,031	3,814
Total stockholders' equity	228,101	220,020
Total liabilities and stockholders' equity	$2,449,801	$2,421,219

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest Income
Loans receivable, including fees:
Taxable	$18,075	$18,070	$35,835	$35,583
Tax-exempt	897	989	1,764	1,975
Securities:
Taxable	5,567	5,599	11,238	10,994
Tax-exempt	86	—	119	—
Federal funds sold	—	1	1	2
Total interest income	24,625	24,659	48,957	48,554
Interest Expense
Deposits	2,000	2,990	4,082	5,987
Short-term borrowings	74	127	127	337
Long-term debt	581	725	1,162	1,396
Total interest expense	2,655	3,842	5,371	7,720
Net interest income	21,970	20,817	43,586	40,834
Provision for loan losses	2,950	1,700	5,450	3,492
Net interest income after provision for loan losses	19,020	19,117	38,136	37,342
Noninterest Income
Service charges, fees and other operating income	7,076	7,025	13,953	13,749
Gains on sales of loans	372	1,137	601	2,335
Total fees and other income	7,448	8,162	14,554	16,084
Other-than-temporary impairment (OTTI) losses	—	(315)	(649)	(315)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment loss on investment securities	—	(315)	(649)	(315)
Net gains on sales of securities	12	309	996	343
Total noninterest income	7,460	8,156	14,901	16,112
Noninterest Expenses
Salaries and employee benefits	10,166	10,254	20,704	20,633
Occupancy	2,050	2,219	4,133	4,681
Furniture and equipment	1,238	1,536	2,504	2,871
Advertising and marketing	381	350	801	749
Data processing	3,281	3,832	6,663	7,227
Regulatory assessments and related costs	849	856	1,675	1,941
Telephone	833	834	1,707	1,706
Loan expense	321	83	691	407
Foreclosed real estate	781	18	1,144	1,070
Branding	30	1,720	30	1,747
Consulting	228	416	500	823
Pennsylvania shares tax	515	453	1,019	898
Other	2,001	2,050	4,034	4,175
Total noninterest expenses	22,674	24,621	45,605	48,928
Income before taxes	3,806	2,652	7,432	4,526
Provision for federal income taxes	1,044	660	1,986	1,002
Net income	$2,762	$1,992	$5,446	$3,524
Net Income per Common Share
Basic	$0.19	$0.14	$0.38	$0.25
Diluted	0.19	0.14	0.38	0.25
Average Common and Common Equivalent Shares Outstanding
Basic	14,128	13,860	14,127	13,820
Diluted	14,128	13,860	14,127	13,820
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income	$2,762	$1,992	$5,446	$3,524
Other comprehensive income (losses), net of tax:
Net unrealized holding gains (losses) arising during the period	(1,226)	4,332	2,227	5,678
(net of deferred taxes for the three months 2012: ($631); 2011 $2,231, net of deferred taxes for the six months 2012: $1,147; 2011 $2,925)
Reclassification adjustment for net realized gains (losses) on securities recorded in income	204	(204)	(438)	(227)
(net of deferred taxes for the three months 2012: $105; 2011 ($105), net of deferred taxes for the six months 2012: ($226); 2011 ($117))
Reclassification for OTTI credit losses recorded in income	—	208	428	208
(net of deferred taxes for the three months 2012: $0; 2011 $107, net of deferred taxes for the six months 2012: $221; 2011 $107)
Other comprehensive income (losses)	(1,022)	4,336	2,217	5,659
Total comprehensive income	$1,740	$6,328	$7,663	$9,183

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Net income	—	—	—	3,524	—	3,524
Other comprehensive income	—	—	—	—	5,659	5,659
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 50 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 178,006 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	178	1,845	—	—	2,023
Common stock share-based awards	—	—	544	—	—	544
June 30, 2011	$400	$13,926	$153,935	$48,772	$29	$217,062

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Net income	—	—	—	5,446	—	5,446
Other comprehensive income	—	—	—	—	2,217	2,217
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 3,100 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	3	32	—	—	35
Common stock share-based awards	—	—	423	—	—	423
June 30, 2012	$400	$14,128	$156,639	$50,903	$6,031	$228,101

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Operating Activities
Net income	$5,446	$3,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,450	3,492
Provision for depreciation and amortization	3,045	3,287
Deferred income taxes benefit	(106)	(128)
Amortization of securities premiums and accretion of discounts (net)	826	1,041
Net gains on sales of securities	(996)	(343)
Other-than-temporary impairment losses on investment securities	649	315
Proceeds from sales and transfers of SBA loans originated for sale	—	12,063
Proceeds from sales of other loans originated for sale	31,130	27,972
Loans originated for sale	(35,349)	(27,942)
Gains on sales of loans originated for sale	(601)	(2,335)
Loss on write-down on foreclosed real estate	187	1,018
(Gains) losses on sales of foreclosed real estate (net)	741	(86)
(Gains) losses on disposal of premises and equipment	(14)	1,250
Stock-based compensation	423	544
Amortization of deferred loan origination fees and costs (net)	1,359	1,234
Decrease in other assets	1,285	13,735
Decrease in other liabilities	(1,090)	(13,314)
Net cash provided by operating activities	12,385	25,327
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	69,601	28,215
Proceeds from sales	249,323	86,765
Purchases	(307,800)	(155,733)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	121,734	12,140
Proceeds from sales	4,822	—
Purchases	(120,974)	—
Proceeds from sales of foreclosed real estate	3,354	1,693
Increase in loans receivable (net)	(59,779)	(86,010)
Redemption of restricted investment in bank stock (net)	1,632	2,004
Proceeds from sale of premises and equipment	14	1
Purchases of premises and equipment	(2,725)	(1,019)
Net cash used by investing activities	(40,798)	(111,944)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	23,947	72,097
Decrease in time deposits (net)	(9,606)	(12,900)
Increase in short-term borrowings (net)	7,250	19,525
Proceeds from long-term borrowings	—	25,000
Proceeds from dividend reinvestment and common stock purchase plan	35	2,023
Cash dividends on preferred stock	(40)	(40)
Net cash provided by financing activities	21,586	105,705
(Decrease) increase in cash and cash equivalents	(6,827)	19,088
Cash and cash equivalents at beginning of year	55,073	32,858
Cash and cash equivalents at end of period	$48,246	$51,946
Supplementary cash flow information:
Transfer of loans to foreclosed assets	$1,421	$3,905
Trade date accounting settlements for investment sales	—	38,534
Trade date accounting settlements for investment purchases	—	50,415
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the six months ended June 30, 2012 and 2011, respectively: risk-free interest rates of 1.7% and 3.0%; volatility factors of the expected market price of the Company's common stock of 48% and 46%; assumed forfeiture rates of 8.97% and 1.64%; weighted-average expected lives of the options of 7.5 years for both June 30, 2012 and June 30, 2011; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the six months ended June 30, 2012 and 2011 was $5.99 and $6.43 per option, respectively.

In the first six months of 2012, the Company granted 240,775 options to purchase shares of the Company's stock at exercise prices ranging from $10.86 to $11.77 per share.

The Company recorded stock-based compensation expense of approximately $423,000 and $544,000 during the six months ended June 30, 2012 and June 30, 2011, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2012 and 2011 the Company reversed $230,000 and $165,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2008 and 2007, respectively.

NOTE 3.	Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$10,000	$1	$—	$10,001
Residential mortgage-backed securities	70,356	1,244	—	71,600
Agency collateralized mortgage obligations	468,575	9,151	(230)	477,496
Private-label collateralized mortgage obligations	6,258	—	(254)	6,004
Corporate debt securities	19,956	—	(690)	19,266
Municipal securities	20,658	28	(113)	20,573
Total	$595,803	$10,424	$(1,287)	$604,940
Held to Maturity:
U.S. Government agency securities	$110,982	$782	$(29)	$111,735
Residential mortgage-backed securities	29,351	2,301	—	31,652
Agency collateralized mortgage obligations	34,890	950	—	35,840
Corporate debt securities	15,000	—	(150)	14,850
Municipal securities	1,105	27	—	1,132
Total	$191,328	$4,060	$(179)	$195,209

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$58	$—	$22,558
Residential mortgage-backed securities	21,087	325	—	21,412
Agency collateralized mortgage obligations	519,167	9,171	(175)	528,163
Private-label collateralized mortgage obligations	24,974	—	(1,968)	23,006
Corporate debt securities	19,952	—	(1,632)	18,320
Total	$607,680	$9,554	$(3,775)	$613,459
Held to Maturity:
U.S. Government agency securities	$97,750	$88	$—	$97,838
Residential mortgage-backed securities	37,658	2,769	—	40,427
Agency collateralized mortgage obligations	45,122	840	(1)	45,961
Corporate debt securities	15,000	—	(484)	14,516
Municipal securities	1,105	10	—	1,115
Total	$196,635	$3,707	$(485)	$199,857

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012 are shown in the following table.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$10,000	$9,950
Due after one year through five years	—	—	5,000	4,900
Due after five years through ten years	31,010	30,296	15,000	15,021
Due after ten years	19,604	19,544	97,087	97,846
	50,614	49,840	127,087	127,717
Residential mortgage-backed securities	70,356	71,600	29,351	31,652
Agency collateralized mortgage obligations	468,575	477,496	34,890	35,840
Private-label collateralized mortgage obligations	6,258	6,004	—	—
Total	$595,803	$604,940	$191,328	$195,209

During the second quarter of 2012, the Company sold four mortgage-backed securities (MBSs), six agency collateralized mortgage obligations (CMOs) and three private-label CMOs all with a total fair market value of $44.5 million and realized a net pretax gain of $12,000. Four of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its originally purchased par value and, therefore, were sold without tainting the remaining held to maturity (HTM) portfolio. The Company also had $20.0 million of agency debentures that were called by their issuing agency during the second quarter of 2012.

During the second quarter of 2011, the Company sold a total of two securities with a combined fair market value of $38.5 million and realized a net pretax gain of $309,000. Both securities sold had been classified as available for sale.

During the first six months of 2012, the Company sold four MBSs, 27 agency CMOs and five private-label CMOs with a total fair market value of $254.1 million and realized a net pretax gain of $996,000. Five of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its original purchased par value and, therefore, were sold without tainting the remaining HTM portfolio, Year-to-date, the Company has also had $130.3 million in a total of nine agency debenture that were called by their issuing agency.

During the first six months of 2011, the Company sold a total of 12 securities with a combined fair market value of $125.3 million. All of the securities were U.S. agency CMOs, had been classified as available for sale and had a combined amortized cost of $125.0 million. The Company realized net pretax gains of $343,000 on the combined sales.

The Company does not maintain a trading portfolio and there were no transfers of securities between the AFS and HTM portfolios. The Company uses the specific identification method to record security sales.

At June 30, 2012, securities with a carrying value of $573.6 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
June 30, 2012	$626	$(614)	$—	$12
June 30, 2011	309	—	(315)	(6)
Six Months Ended:
June 30, 2012	2,495	(1,499)	(649)	347
June 30, 2011	976	(633)	(315)	28

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$30,776	$(230)	$—	$—	$30,776	$(230)
Private-label CMOs	—	—	6,004	(254)	6,004	(254)
Corporate debt securities	19,266	(690)	—	—	19,266	(690)
Municipal securities	13,241	(113)	—	—	13,241	(113)
Total	$63,283	$(1,033)	$6,004	$(254)	$69,287	$(1,287)
Held to Maturity:
U.S. Government agency securities	$9,956	$(29)	$—	$—	$9,956	$(29)
Corporate debt securities	14,850	(150)	—	—	14,850	(150)
Total	$24,806	$(179)	$—	$—	$24,806	$(179)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$49,793	$(175)	$—	$—	$49,793	$(175)
Private-label CMOs	6,017	(268)	16,989	(1,700)	23,006	(1,968)
Corporate debt securities	18,320	(1,632)	—	—	18,320	(1,632)
Total	$74,130	$(2,075)	$16,989	$(1,700)	$91,119	$(3,775)
Held to Maturity:
Agency CMOs	$1,312	$(1)	$—	$—	$1,312	$(1)
Corporate debt securities	14,516	(484)	—	—	14,516	(484)
Total	$15,828	$(485)	$—	$—	$15,828	$(485)

The Company's investment securities portfolio consists of U.S. Government agency securities, U.S. Government sponsored agency MBSs, agency CMOs, private-label CMOs, municipal bonds and corporate bonds of the financial sector. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at June 30, 2012 were associated with three distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, includes one government agency debenture and two government agency sponsored MBS/CMOs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Secondly, the Company owns five investment-grade corporate bonds and thirteen investment-grade municipal bonds that were in an unrealized loss position as of June 30, 2012. Due to their structure and credit rating, the Company does not anticipate incurring any credit-related losses on these bonds and the full return of principal and income is expected. Because management believes the decline in fair value is primarily attributable to changes in interest rates and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2012.

The third type of security in the Company's investment portfolio with unrealized losses at June 30, 2012 were private-label CMOs. Private-label CMOs are not backed by the full faith and credit of the U.S. Government nor are their principal and interest payments guaranteed. Historically, most private-label CMOs have carried a AAA bond rating on the underlying issuer, however, the subprime mortgage problems and decline in the residential housing market in the U.S. in recent years have led to ratings downgrades and subsequent OTTI of many CMOs. As of June 30, 2012, Metro owned three such non-agency CMO securities in an unrealized loss position with a total carrying value of $6.0 million. Management performs no less than quarterly assessments of these securities for OTTI to determine what, if any, portion of the impairment may be credit related. As part of this process, management asserts that (a) we do not have the intent to sell the securities and (b) it is more likely than not we will not be required to sell the securities before recovery of the Company's cost basis. This assertion is based, in part, upon the most recent liquidity analysis prepared for the Company's Asset/Liability Committee (ALCO) which indicates if the Company has sufficient excess funds to consider the potential purchase of investment securities and sufficient unused borrowing capacity available to meet any potential outflows. Furthermore, the Company knows of no contractual or regulatory obligations that would require these bonds to be sold.

In order to bifurcate the impairment into its different components, the Company uses the Bloomberg analytical service to analyze each individual security. The Company looks at the overall bond ratings as well as specific, underlying characteristics such as pool factor, weighted-average coupon, weighted-average maturity, weighted-average life, loan to value, delinquencies, credit score, prepayment speeds, geographic concentration, etc. Using reported data for prepayment speeds, default rates, loss severity rates and lag times, the Company analyzes each bond under a variety of scenarios. As the results may vary depending upon the historic time period analyzed, the Company uses this information for the purpose of managing the investment portfolio and its inherent risk. However, the Company reports it findings based upon the three month data points for constant prepayment rate (CPR) speed, default rate and loss severity as it believes this time point best captures both current and historic trends.

When the analysis shows a bond to have no projected loss, there is considered to be no credit-related impairment. When the analysis shows a bond to have a projected loss, a cash flow projection is created, including the projected loss, for the duration of the bond. This projection is then used to calculate the present value of the cash flows expected to be collected and compared to the amortized cost basis. The difference between these two figures is recognized as the amount of OTTI due to credit loss. The difference between the total impairment and this credit loss portion is determined to be the amount related to all other factors. The amount of impairment related to credit loss is to be recognized in current earnings while the amount of impairment related to all other factors is to be recognized in other comprehensive income.

Using this method, the Company determined that on June 30, 2012, it owned one private-label CMO that had never had losses attributable to credit and two that had losses attributable to credit at some historical point since Metro has owned the security. This was due to a number of factors including the bonds' credit ratings and rising trends for delinquencies, bankruptcies and foreclosures on the underlying collateral. An analysis of all the bonds indicated that two were in a loss position as of June 30, 2012, however, the present value of the cash flows for both bonds was greater than the carrying value and, therefore, no further write-downs were required. In total, for the quarter ended June 30, 2012, the Company had no losses related to credit impairment on its private-label CMOs holdings and the Company did not recapture any of the previous periods write-downs.

During the quarter ended June 30, 2012, one private-label CMO, that had previously been downgraded to payment default status, continued to experience actual principal losses and it was sold. In addition, another private-label CMO was projected to begin experiencing an actual loss of principal in the second quarter of 2012 as all support and mezzanine tranches were paid off and no tranches remained to absorb continuing losses. The sale of both bonds resulted in a realized pretax loss of $572,000. In both cases, it was predetermined that the deteriorating credit conditions were sufficient to permit the sales without tainting the Company's assertion to hold the remaining private-label CMOs with OTTI losses due to credit until recovery of their fair market value. In addition, one private-label CMO that had never experienced an OTTI loss due to credit was sold during the second quarter of 2012 at a small loss. A total of three private-label CMOs were still held in the Company's portfolio at June 30, 2012, one of which has never incurred an OTTI loss due to credit, and two bonds that have incurred OTTI losses due to credit and were still in an unrealized loss position at June 30, 2012.

The table below rolls forward the cumulative life to date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months and six months ended June 30, 2012 and June 30, 2011:

	Private-label CMOs
	Available for Sale
(in thousands)	2012	2011
Cumulative OTTI credit losses at April 1,	$2,293	$2,625
Additions for which OTTI was not previously recognized	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	315
Reduction due to credit impaired securities sold	(2,041)	—
Cumulative OTTI credit losses recognized for securities still held at June 30,	$252	$2,940

	Private-label CMOs
	Available for Sale
(in thousands)	2012	2011
Cumulative OTTI credit losses at January 1,	$2,949	$2,625
Additions for which OTTI was not previously recognized	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	649	315
Reduction due to credit impaired securities sold	(3,346)	—
Cumulative OTTI credit losses recognized for securities still held at June 30,	$252	$2,940

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan loss (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $259.7 million, collateralize a letter of credit, a line of credit commitment and a long-term borrowing the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at June 30, 2012 and December 31, 2011 is as follows:

(in thousands)	June 30, 2012	December 31, 2011
Commercial and industrial	$356,743	$321,988
Commercial tax-exempt	84,616	81,532
Owner occupied real estate	274,504	279,372
Commercial construction and land development	108,019	103,153
Commercial real estate	377,248	364,405
Residential	84,380	83,940
Consumer	207,245	202,278
	1,492,755	1,436,668
Less: allowance for loan losses	26,158	21,620
Net loans receivable	$1,466,597	$1,415,048

The following table summarizes nonaccrual loans by loan type at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial and industrial	$16,631	$10,162
Commercial tax-exempt	—	—
Owner occupied real estate	3,275	2,895
Commercial construction and land development	4,002	8,511
Commercial real estate	6,174	7,820
Residential	3,233	2,912
Consumer	2,123	1,829
Total nonaccrual loans	$35,438	$34,129

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. During the six months ended June 30, 2012, several large relationships improved their payment status but remained on nonaccrual status under the Bank's policy guidelines. Therefore, the total nonaccrual loan balance of $35.4 million exceeds the balance of total loans that are 90 days past due of $20.7 million at June 30, 2012 as presented in the aging analysis tables.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At June 30, 2012 there was $9,000 available to be advanced on one nonaccrual commercial construction and land development loans that was restructured.

The following tables are an age analysis of past due loan receivables as of June 30, 2012 and December 31, 2011:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
June 30, 2012
Commercial and industrial	$345,367	$413	$3,966	$6,997	$11,376	$356,743	$—
Commercial tax-exempt	84,616	—	—	—	—	84,616	—
Owner occupied real estate	269,395	557	1,380	3,172	5,109	274,504	—
Commercial construction and land development	103,699	222	492	3,606	4,320	108,019	—
Commercial real estate	364,765	2,107	6,493	3,883	12,483	377,248	—
Residential	81,517	181	697	1,985	2,863	84,380	154
Consumer	204,971	805	395	1,074	2,274	207,245	—
Total	$1,454,330	$4,285	$13,423	$20,717	$38,425	$1,492,755	$154

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2011
Commercial and industrial	$317,016	$696	$1,083	$3,193	$4,972	$321,988	$—
Commercial tax-exempt	81,532	—	—	—	—	81,532	—
Owner occupied real estate	274,720	2,423	328	1,901	4,652	279,372	—
Commercial construction and land development	94,160	470	219	8,304	8,993	103,153	—
Commercial real estate	354,818	2,191	1,272	6,124	9,587	364,405	—
Residential	75,841	4,587	607	2,905	8,099	83,940	621
Consumer	199,671	1,314	350	943	2,607	202,278	71
Total	$1,397,758	$11,681	$3,859	$23,370	$38,910	$1,436,668	$692

The decrease from December 31, 2011 to June 30, 2012 in the 30 - 59 days past due category was primarily the result of the improvement to current status of an approximately $1.0 million relationship, the pay off of another approximately $1.0 million relationship as well as a group of residential loans totaling approximately $3.7 million that fluctuate between current and 30 - 59 days past due depending on the number of days in the last month of the quarter. In addition, one large relationship totaling approximately $1.0 million moved from the 30 - 59 days category at December 31, 2011 to the 60 - 89 days category at June 30, 2012. The increase in the 60 - 89 days past due category included the addition of three larger relationships totaling approximately $8.3 million that were current at December 31, 2011. These relationships are being monitored according to the Bank's normal collection policies and one of the relationships, totaling approximately $3.4 million, is included in nonaccrual loans. In addition, one relationship totaling approximately $1.1 million that was greater than 90 days past due at December 31, 2011 improved its payment status during the first six months of 2012 and moved to the 60 - 89 days past due category at June 30, 2012. The remaining decrease in the 90 days past due and greater category was a combination of charge-offs and pay downs.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of June 30, 2012 and December 31, 2011 is detailed in the tables that follow.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construc tion and land devel opment	Comm. real estate	Resi dential	Con sumer	Unallo cated	Total

June 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$3,187	$—	$1,456	$3,677	$—	$—	$—	$—	$8,320
Collectively evaluated for impairment	7,388	74	661	5,240	3,139	438	797	101	17,838
Total ALL	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158
Loans receivable:
Loans evaluated individually	$18,996	$—	$5,188	$23,508	$10,312	$4,137	$2,301	$—	$64,442
Loans evaluated collectively	337,747	84,616	269,316	84,511	366,936	80,243	204,944	—	1,428,313
Total loans receivable	$356,743	$84,616	$274,504	$108,019	$377,248	$84,380	$207,245	$—	$1,492,755

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construc tion and land devel opment	Comm. real estate	Resi dential	Con sumer	Unallo cated	Total

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,000	$—	$30	$2,600	$—	$—	$—	$—	$3,630
Collectively evaluated for impairment	7,400	79	699	5,240	3,241	435	831	65	17,990
Total ALL	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Loans receivable:
Loans evaluated individually	$15,504	$—	$7,492	$23,216	$12,117	$3,346	$1,829	$—	$63,504
Loans evaluated collectively	306,484	81,532	271,880	79,937	352,288	80,594	200,449	—	1,373,164
Total loans receivable	$321,988	$81,532	$279,372	$103,153	$364,405	$83,940	$202,278	$—	$1,436,668

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

The following tables summarize the transactions in the ALL for the three and six months ended June 30, 2012 and 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2012
Balance at April 1	$8,251	$72	$1,794	$8,940	$3,347	$426	$783	$146	$23,759
Provision charged to operating expenses	2,481	2	368	172	(129)	22	79	(45)	2,950
Recoveries of loans previously charged-off	180	—	4	15	27	—	21	—	247
Loans charged-off	(337)	—	(49)	(210)	(106)	(10)	(86)	—	(798)
Balance at June 30	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	2,434	(5)	1,473	1,225	140	67	80	36	5,450
Recoveries of loans previously charged-off	201	—	7	450	30	1	45	—	734
Loans charged-off	(460)	—	(92)	(598)	(272)	(65)	(159)	—	(1,646)
Balance at June 30	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2011
Balance at April 1	$8,861	$83	$942	$6,016	$4,583	$461	$761	$143	$21,850
Provision charged to operating expenses	734	(2)	52	375	492	(52)	184	(83)	1,700
Recoveries of loans previously charged-off	15	—	—	—	2	29	32	—	78
Loans charged-off	(659)	—	—	(1,000)	(42)	—	(204)	—	(1,905)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Resi dential	Consumer	Unallo-cated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	132	(5)	86	1,353	1,503	68	672	(317)	3,492
Recoveries of loans previously charged-off	53	—	—	—	8	29	34	—	124
Loans charged-off	(913)	—	(2)	(1,382)	(478)	(101)	(635)	—	(3,511)
Balance at June 30	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723

The following table presents information regarding the Company's impaired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(in thousands)	Recorded Invest- ment	Unpaid Principal Balance	Related Allowance	Recorded Invest- ment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$10,705	$16,381	$—	$14,504	$19,672	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	3,732	4,116	—	7,000	8,845	—
Commercial construction and land development	10,154	17,762	—	11,203	19,756	—
Commercial real estate	10,312	10,536	—	12,117	12,390	—
Residential	4,137	4,385	—	3,346	3,729	—
Consumer	2,301	2,517	—	1,829	2,168	—
Total impaired loans with no related allowance	41,341	55,697	—	49,999	66,560	—
Loans with an allowance recorded:
Commercial and industrial	8,291	9,318	3,187	1,000	1,000	1,000
Owner occupied real estate	1,456	1,456	1,456	492	659	30
Commercial construction and land development	13,354	13,354	3,677	12,013	12,013	2,600
Total impaired loans with an allowance recorded	23,101	24,128	8,320	13,505	13,672	3,630
Total impaired loans:
Commercial and industrial	18,996	25,699	3,187	15,504	20,672	1,000
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,188	5,572	1,456	7,492	9,504	30
Commercial construction and land development	23,508	31,116	3,677	23,216	31,769	2,600
Commercial real estate	10,312	10,536	—	12,117	12,390	—
Residential	4,137	4,385	—	3,346	3,729	—
Consumer	2,301	2,517	—	1,829	2,168	—
Total impaired loans	$64,442	$79,825	$8,320	$63,504	$80,232	$3,630

Total commercial and industrial loans with an allowance recorded increased $7.3 million during the first six months of 2012, primarily as a result of two loans which management determined to require a specific allocation. One of the loans is considered 100% collateral dependent and the allowance was based on an analysis of recent appraisals. The second loan is not entirely collateral dependent, however, management's impairment analysis determined that a specific allocation of the allowance was required.

The following table presents additional information regarding the Company's impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$11,321	$31	$13,566	$4	$12,103	$92	$16,717	$90
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	4,306	43	4,156	30	5,508	123	5,759	100
Commercial construction and land development	10,680	130	10,148	2	11,161	251	12,096	115
Commercial real estate	10,842	39	7,209	37	11,429	96	7,509	75
Residential	3,963	7	3,674	—	3,785	18	3,784	—
Consumer	2,268	2	2,273	—	2,136	2	2,149	—
Total impaired loans with no related allowance	43,380	252	41,026	73	46,122	582	48,014	380
Loans with an allowance recorded:
Commercial and industrial	4,219	—	8,634	—	3,010	—	8,742	—
Owner occupied real estate	1,456	—	739	—	1,136	—	743	—
Commercial construction and land development	13,312	—	3,365	—	13,066	—	3,857	—
Total impaired loans with an allowance recorded	18,987	—	12,738	—	17,212	—	13,342	—
Total impaired loans:
Commercial and industrial	15,540	31	22,200	4	15,113	92	25,459	90
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	5,762	43	4,895	30	6,644	123	6,502	100
Commercial construction and land development	23,992	130	13,513	2	24,227	251	15,953	115
Commercial real estate	10,842	39	7,209	37	11,429	96	7,509	75
Residential	3,963	7	3,674	—	3,785	18	3,784	—
Consumer	2,268	2	2,273	—	2,136	2	2,149	—
Total impaired loans	$62,367	$252	$53,764	$73	$63,334	$582	$61,356	$380

Impaired loans averaged approximately $63.3 million and $61.4 million for the six months ended June 30, 2012 and 2011, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this footnote. Interest income continued to accrue on impaired loans that were still accruing and totaled $582,000 and $380,000 for the six months ended June 30, 2012 and 2011, respectively.

The Bank assigns loan risk ratings as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, we track commercial loans that are no longer pass rated. We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. We categorize loans possessing increased risk as either special mention, substandard accrual, substandard nonaccrual or doubtful. Special mention loans are those loans that are currently adequately protected, but potentially weak. The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected. Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its principal and interest payments.  Some identifiers to determine the collectibility are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended June 30, 2012 and December 31, 2011. There were no loans classified as doubtful for the periods ended June 30, 2012 or December 31, 2011.

	June 30, 2012
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$312,039	$7,244	$20,829	$16,631	$356,743
Commercial tax-exempt	84,616	—	—	—	84,616
Owner occupied real estate	258,995	2,836	9,398	3,275	274,504
Commercial construction and land development	83,674	3,948	16,395	4,002	108,019
Commercial real estate	360,696	5,323	5,055	6,174	377,248
Total	$1,100,020	$19,351	$51,677	$30,082	$1,201,130

	December 31, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$280,884	$9,176	$21,766	$10,162	$321,988
Commercial tax-exempt	77,657	3,875	—	—	81,532
Owner occupied real estate	263,001	2,887	10,589	2,895	279,372
Commercial construction and land development	76,374	3,071	15,197	8,511	103,153
Commercial real estate	349,786	794	6,005	7,820	364,405
Total	$1,047,702	$19,803	$53,557	$29,388	$1,150,450

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$81,147	$3,233	$84,380
Consumer	205,122	2,123	207,245
Total	$286,269	$5,356	$291,625

	December 31, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$81,028	$2,912	$83,940
Consumer	200,449	1,829	202,278
Total	$281,477	$4,741	$286,218

During the third quarter of 2011, the Bank adopted the FASB guidance on the determination of whether a loan restructuring is considered to be a troubled debt restructuring (TDR). A TDR is a loan whose contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater chance of collecting the indebtedness from the borrower.  Concessions could include, but are not limited to: interest rate reductions, multiple and/or significant maturity extensions or principal forgiveness. An additional benefit to the Bank in granting a concession is to possibly avoid foreclosure or repossession of loan collateral at a time when real estate values are low. As a result of adopting this amendment to the credit quality guidance, the Bank reassessed the terms and conditions to customers on restructured loans that had been completed retrospective to January 1, 2011.

The following table presents new TDRs, with the recorded investment at the time of restructure, being the same pre-modification and post-modification, modified during the three and six month periods ended June 30, 2012 and 2011.

	New TDRs for the Three Months Ended				New TDRs for the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial	1	$1,262	1	$3,516	1	$1,262	3	$12,042
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	—	—	—	—	—	—	—	—
Commercial construction and land development	1	351	—	—	5	3,396	—	—
Commercial real estate	—	—	—	—	1	68	—	—
Residential	1	280	1	194	2	475	1	194
Consumer	1	178	—	—	2	195	—	—
Total	4	$2,071	2	$3,710	11	$5,396	4	$12,236

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time or a change in the amortization period. The following tables present the number of contracts and balances at the time the loans were converted to a TDR status by concession type for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
Three Months Ended	June 30, 2012
Commercial and industrial:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$1,262	$—	$—	$—	$—	$—
Commercial construction and land development:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$351	$—	$—	$—	$—	$—
Residential:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$280	$—	$—	$—	$—	$—
Consumer:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$178	$—	$—	$—	$—	$—
Totals:
Number of Contracts	4	—	—	—	—	—
Balance at time of TDR	$2,071	$—	$—	$—	$—	$—

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
Three Months Ended	June 30, 2011
Commercial and industrial:
Number of Contracts	—	1	—	—	—	—
Balance at time of TDR	$—	$3,516	$—	$—	$—	$—
Residential:
Number of Contracts	—	—	1	—	—	—
Balance at time of TDR	$—	$—	$194	$—	$—	$—
Totals:
Number of Contracts	—	1	1	—	—	—
Balance at time of TDR	$—	$3,516	$194	$—	$—	$—

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
Six Months Ended	June 30, 2012
Commercial and industrial:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$1,262	$—	$—	$—	$—	$—
Commercial construction and land development:
Number of Contracts	5	—	—	—	—	—
Balance at time of TDR	$3,396	$—	$—	$—	$—	$—
Commercial real estate:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$68	$—	$—	$—	$—	$—
Residential:
Number of Contracts	1	—	—	—	—	1
Balance at time of TDR	$280	$—	$—	$—	$—	$195
Consumer:
Number of Contracts	2	—	—	—	—	—
Balance at time of TDR	$195	$—	$—	$—	$—	$—
Totals:
Number of Contracts	10	—	—	—	—	1
Balance at time of TDR	$5,201	$—	$—	$—	$—	$195

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Adjusting the Interest Rate & Change in Amortization Period
Six Months Ended	June 30, 2011
Commercial and industrial:
Number of Contracts	—	3	—	—	—	—
Balance at time of TDR	$—	$12,042	$—	$—	$—	$—
Residential:
Number of Contracts	—	—	1	—	—	—
Balance at time of TDR	$—	$—	$194	$—	$—	$—
Totals:
Number of Contracts	—	3	1	—	—	—
Balance at time of TDR	$—	$12,042	$194	$—	$—	$—

The following table represents loans receivable modified as TDRs within the 12 months previous to June 30, 2012 and 2011, respectively, which subsequently defaulted during the three and six month periods ended June 30, 2012 and 2011, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

Troubled Debt Restructurings That Subsequently Defaulted:	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$2	—	$—	2	$180	2	$8,276
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	—	—	—	—	1	82	—	—
Commercial construction and land development	1	211	—	—	5	3,239	—	—
Commercial real estate	—	—	—	—	4	3,366	—	—
Residential	1	194	1	194	3	624	1	194
Consumer	1	177	—	—	1	177	—	—
Total	4	$584	1	$194	16	$7,668	3	$8,470

Of the 16 contracts that subsequently payment defaulted during the six month period ended June 30, 2012, 13 contracts totaling $6.2 million were still in payment default at June 30, 2012, however, 10 of the contracts totaling $5.5 million were less than 30 days past due.

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate the customers' normal course of business transactions. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. Many loan commitments and standby letters of credit expire without being funded in whole or in part. The Company had $38.2 million and $36.5 million of standby letters of credit at June 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at June 30, 2012 or December 31, 2011 under standby letters of credit issued.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. At June 30, 2012, the Company had $397.3 million in total unused commitments. Management does not anticipate any material losses as a result of these transactions.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at June 30, 2012 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
U.S. Government agency securities	$10,001	$—	$10,001	$—
Residential MBSs	71,600	—	71,600	—
Agency CMOs	477,496	—	477,496	—
Private-label CMOs	6,004	—	6,004	—
Corporate debt securities	19,266	—	19,266	—
Municipal securities	20,573	—	20,573	—
Securities available for sale	$604,940	$—	$604,940	$—

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

As of June 30, 2012 and December 31, 2011, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranges from 15% to 35%; inventory and equipment is generally discounted at 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loan is collateral dependent.

At June 30, 2012, the cumulative fair value of nine impaired loans with individual allowance allocations totaled $14.8 million, net of valuation allowances of $8.3 million and the fair value of impaired loans that were partially charged off during the first six months of 2012 totaled $817,000, net of charge-offs of $429,000. At December 31, 2011, the cumulative fair value of four impaired loans with individual allowance allocations totaled $9.9 million, net of valuation allowances of $3.6 million and impaired loans that were partially charged off during 2011 totaled $1.2 million, net of charge-offs of $10.1 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15% is used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. There were no foreclosed assets with valuation allowances recorded subsequent to initial foreclosure at June 30, 2012. The carrying value of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $3.0 million at December 31, 2011, which was net of valuation allowances of $1.8 million established in 2011.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Impaired loans with specific allocation	$14,781	$—	$—	$14,781
Impaired loans net of partial charge-offs	817	—	—	817
Total	$15,598	$—	$—	$15,598

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans with specific allocation	$9,875	$—	$—	$9,875
Impaired loans net of partial charge-offs	1,151	—	—	1,151
Foreclosed assets	3,041	—	—	3,041
Total	$14,067	$—	$—	$14,067

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1 and 2 or between levels 2 and 3 for the six months ended June 30, 2012.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at June 30, 2012 and December 31, 2011:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the six months ended June 30, 2012 or the year ended December 31, 2011.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at June 30, 2012 and December 31, 2011.

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

Long-Term Debt (Carried at Cost)

The fair value of FHLB convertible select borrowing advances are estimated using a discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The price obtained from this active market represents a fair value that is deemed to represent the transfer price if the liability were assumed by a third party. Other long-term debt was estimated using a discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity. The price for the other long-term debt was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows at June 30, 2012 and December 31, 2011:

Fair Value Measurements at June 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$48,246	$48,246	$48,246	$—	$—
Securities	796,268	800,149	—	800,149	—
Loans held for sale	14,179	14,465	—	—	14,465
Loans, net	1,466,597	1,482,551	—	—	1,482,551
Restricted investments in bank stock	15,170	15,170	—	—	15,170
Accrued interest receivable	7,223	7,223	7,223	—	—
Financial liabilities:
Deposits	$2,085,915	$2,087,889	$—	$—	$2,087,889
Short-term borrowings	72,250	72,250	72,250	—	—
Long-term debt	49,200	40,342	—	—	40,342
Accrued interest payable	350	350	350	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,073	$55,073
Securities	810,094	813,316
Loans held for sale	9,359	9,474
Loans, net	1,415,048	1,436,323
Restricted investments in bank stock	16,802	16,802
Accrued interest receivable	7,378	7,378
Financial liabilities:
Deposits	$2,071,574	$2,074,139
Short-term borrowings	65,000	65,000
Long-term debt	49,200	39,773
Accrued interest payable	487	487
Off-balance sheet instruments:
Standby letters of credit	$—	$—
Commitments to extend credit	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $1.0 million for the second quarter of 2012, compared to $660,000 for the same period in 2011. The effective tax rates were 27% and 25% for the quarters ended June 30, 2012 and June 30, 2011, respectively. The variance in the effective tax rates was the result of higher overall pretax income during the second quarter of 2012. The Company's statutory tax rate was 34% in both the second quarters of 2012 and 2011.

The tax provision for federal income taxes was $2.0 million for the first six months of 2012, compared to $1.0 million for the same period in 2011. The effective tax rates were 27% and 22% for the six months ended June 30, 2012 and June 30, 2011, respectively. The variance in the effective tax rates was primarily the result of higher overall pretax income during the first six months of 2012 partially offset by the proportion of tax free income to the Company's earnings before taxes which was higher during the first six months of 2011. The Company's statutory tax rate was 34% in both the first six months of 2012 and the first six months of 2011.

At June 30, 2012, the Company had a net deferred tax asset of $3.9 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at June 30, 2012, largely based on available tax planning strategies and our projections of future taxable income. Additional evidence considered in the analysis included recent expenses such as rebranding and consulting costs that are not expected to have a repeat impact on the Company's profitability and the Company's availability of AFS securities (currently at an unrealized gain position) that could be sold to generate future taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of June 30, 2012 compared to December 31, 2011 and statements of operations for the three months and the six months ended June 30, 2012 compared to the same periods in 2011. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

•	our ability to manage current levels of impaired assets;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of changes in Regulation Z and other consumer credit protection laws and regulations;

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that banks pay to the fund;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally and through acquisitions and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa,

based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	continued compliance with the April 29, 2010 FDIC consent order may result in increased noninterest expenses;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services; and

•	interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems;

•	our success at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

The Company recorded net income of $2.8 million, or $0.19 per common share, for the second quarter of 2012 compared to net income of $2.0 million, or $0.14 per common share, for the same period one year ago. Net income for the first six months of 2012 totaled $5.4 million, or $0.38 per common share, up $1.9 million, or $0.13 per common share, over the amount recorded for the first half of 2011.

Second quarter 2012 highlights were as follows:

•
Total revenues for the second quarter of 2012 were $29.4 million, up $457,000, or 2%, over total revenues of $29.0 million for the same quarter one year ago. Total revenues for the first half of 2012 increased by $1.5 million, or 3%, over the first half of 2011.

•
The Company's net interest margin on a fully-taxable basis for the second quarter of 2012 was 3.86%, compared to 3.90% recorded in the first quarter of 2012 and compared to 3.87% for the second quarter of 2011. The Company's deposit cost of funds for the second quarter was 0.39%, down from 0.42% for the previous quarter and compared to 0.63% for the same period one year ago.

•
Noninterest expenses for the second quarter 2012 were $22.7 million, down $1.9 million, or 8%, compared to the second quarter one year ago. Noninterest expenses for the first half of 2012 were down $3.3 million, or 7%, from the first six months of 2011, as the Company was able to reduce expenses in several categories.

•	Total deposits increased to $2.09 billion, up $194.5 million, or 10%, over the past twelve months.

•	Core deposits (all deposits excluding public fund time deposits) grew $183.8 million, or 10%, over second quarter 2011.

•	Net loans grew $31.6 million, or 2%, over the second quarter of 2011 to $1.47 billion.

•	Our allowance for loan losses totaled $26.2 million, or 1.75%, of total loans at June 30, 2012 as compared to $21.7 million, or 1.49%, of total loans at June 30, 2011. During the past twelve months the nonperforming loan coverage ratio has increased from 48% to 73%.

•	Nonperforming assets were 1.62% of total assets at June 30, 2012 compared to 2.24% of total assets one year ago.

•	Metro's capital levels remain strong with a total risk-based capital ratio of 15.59%, a Tier 1 Leverage ratio of 10.02% and a tangible common equity to tangible assets ratio of 9.27%.

•	Stockholders' equity increased by $11.0 million, or 5%, over the past twelve months to $228.1 million. At June 30, 2012, the Company's book value per share was $16.07.

Summarized below are financial highlights for the three and six months ended June 30, 2012 compared to the same periods in 2011:

TABLE 1

	At or for the Three Months Ended			For the Six Months Ended
(in millions, except per share data)	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Total assets	$2,449.8	$2,387.0	3%
Total loans (net)	1,466.6	1,435.0	2
Total deposits	2,085.9	1,891.4	10
Total stockholders' equity	228.1	217.1	5
Total revenues	$29.4	$29.0	2%	$58.5	$56.9	3%
Total noninterest expenses	22.7	24.6	(8)	45.6	48.9	(7)
Net income	2.8	2.0	39	5.4	3.5	55
Diluted net income per common share	0.19	0.14	36	0.38	0.25	52

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

As part of the quantitative analysis of the adequacy of the ALL, management bases its calculation of probable future loan losses on those loans collectively reviewed for impairment on a two-year period of actual historical losses. When the economy, borrower repayment ability, loan collateral values and other factors used in our analysis show sustained signs of improvement, Metro Bank (the Bank) may adjust the number of months used in the historical loss calculation.

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

The Company assesses whether or not the deferred taxes will be realized in the future if it does not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more-likely-

than-not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At June 30, 2012, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary largely based on the Company's available tax planning strategies and projections of future taxable income. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and six months ended June 30, 2012 and 2011, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Second Quarter 2012 compared to Second Quarter 2011

Interest-earning assets averaged $2.31 billion for the second quarter of 2012, compared to $2.19 billion for the second quarter in 2011. For the quarter ended June 30, 2012, total loans receivable including loans held for sale, averaged $1.49 billion compared to $1.47 billion for the same quarter in 2011. For the same two quarters, total securities, including restricted investments in bank stock, averaged $822.9 million and $717.3 million, respectively. The 15% year-over-year increase in the average balance of investment securities is a result of new security purchases partially offset by principal repayments, sales and calls.

The average balance of total deposits increased $154.9 million, or 8%, for the second quarter of 2012 over the second quarter of 2011. These funds were used to purchase investment securities, reduce short-term borrowings and, to a lesser extent, for loan originations. Total interest-bearing deposits averaged $1.63 billion for the second quarter of 2012, compared to $1.51 billion for the second quarter one year ago and average noninterest-bearing deposits increased by $37.9 million, or 10%, to $420.8 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB) and federal funds purchased, averaged $116.6 million for the second quarter of 2012 versus $158.1 million for the same quarter of 2011.

The fully tax-equivalent yield on interest-earning assets for the second quarter of 2012 was 4.32%, a decrease of 25 basis points (bps) from the comparable period in 2011. This decrease resulted from a combination of lower yields on the Company's securities and loan receivable portfolios during the second quarter of 2012 as compared to the same period in 2011 as well as a shift in the mix of assets. Average loans outstanding including loans held for sale as a percentage of average earning assets were 64% for the second quarter of 2012 as compared to 67% for the same period one year ago. Floating rate loans represented approximately 58% of our total loans receivable portfolio at June 30, 2012 as compared to 50% of total loans receivable at June 30, 2011.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain this accommodating level of rates through 2014, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or decline further, throughout the remainder of 2012 and possibly in 2013 as well.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2012 was 0.59%, compared to 0.89% for the second quarter of 2011. Our deposit cost of funds decreased 24 bps from 0.63% in the second quarter of 2011 to 0.39% for the second quarter of 2012. The average rate paid on deposits decreased across all categories during the second quarter of 2012 compared to second quarter of 2011. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on certain interest checking and money market deposit accounts. Both of these decreases were in response to the continued low level of general market interest rates. At June 30, 2012, $513.8 million, or 25%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR) or to an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 61 bps from 1.82% for the second quarter of 2011 to 1.21% for the second quarter of 2012.

The average cost of short-term borrowings was 0.25% for the second quarter of 2012 as compared to 0.32% for the second quarter of 2011. The decrease in the borrowing rate is the result of active management of the Company's borrowings whereby we take advantage of market opportunities to minimize borrowing expense. The average cost of long-term debt decreased from 5.33% for the second quarter of 2011 to 4.72% during the second quarter of 2012. This change was the result of the retirement of a $5.0 million Trust Capital debt security with an interest rate of 11.00% during the fourth quarter of 2011. The aggregate average cost of all funding sources for the Company was 0.48% for the second quarter of 2012, compared to 0.73% for the same quarter of the prior year.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Interest-earning assets averaged $2.28 billion for the first six months of 2012, compared to $2.16 billion for the same period in 2011. For the same two periods, total loans receivable including loans held for sale, averaged $1.47 billion in 2012 and $1.45 billion in 2011. Total securities, including restricted investments in bank stock, averaged $807.8 million and $707.9 million for the first six months of 2012 and 2011, respectively.
The Company was able to fund the growth in earning assets over the past twelve months solely with the growth in deposits, allowing short-term borrowings to decrease. Total average deposits, including noninterest-bearing funds, increased by $157.1 million, or 8%, for the first six months of 2012 over the same period of 2011 from $1.87 billion to $2.03 billion. Short-term borrowings averaged $108.2 million and $163.9 million in the first six months of 2012 and 2011, respectively.

The fully tax-equivalent yield on interest-earning assets for the first six months of 2012 was 4.35%, a decrease of 23 bps versus the comparable period in 2011. This decrease primarily resulted from the overall lower level of interest rates as yields declined for almost all asset types. The average fully-taxable equivalent yield on the investment portfolio fell 28 bps from 3.11% during the first six months of 2011 to 2.83% during the first six months of 2012. The average fully-taxable equivalent yield on the loan portfolio declined 11 bps from 5.32% during the first six months of 2011 to 5.21% during the first six months of 2012.
The average rate paid on interest-bearing liabilities for the first six months of 2012 was 0.61%, compared to 0.91% for the first six months of 2011. Our deposit cost of funds decreased from 0.65% in the first six months of 2011 to 0.41% for the same period in 2012. The aggregate cost of all funding sources was 0.49% for the first six months of 2012, compared to 0.75% for the same period in 2011.

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

TABLE 2

	Three months ended,						Six months ended,
	June 30, 2012			June 30, 2011			June 30, 2012			June 30, 2011
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$809,219	$5,567	2.75%	$717,315	$5,599	3.12%	$798,741	$11,238	2.81%	$707,924	$10,994	3.11%
Tax-exempt	13,696	131	3.80	—	—	—	9,085	180	3.96	—	—	—
Total securities	822,915	5,698	2.77	717,315	5,599	3.12	807,826	11,418	2.83	707,924	10,994	3.11
Federal funds sold	—	—	—	5,441	1	0.09	5,421	1	0.05	4,265	2	0.10
Total loans receivable	1,492,052	19,436	5.17	1,469,086	19,570	5.29	1,466,762	38,508	5.21	1,447,121	38,576	5.32
Total earning assets	$2,314,967	$25,134	4.32%	$2,191,842	$25,170	4.57%	$2,280,009	$49,927	4.35%	$2,159,310	$49,572	4.58%
Sources of Funds
Interest-bearing deposits:
Regular savings	$398,407	$371	0.37%	$334,035	$370	0.44%	$388,317	$722	0.37%	$327,228	$728	0.45%
Interest checking and money market	1,015,165	984	0.39	918,908	1,447	0.63	1,013,717	2,015	0.40	910,065	2,875	0.64
Time deposits	162,437	588	1.46	212,913	1,113	2.10	166,004	1,229	1.49	211,489	2,256	2.15
Public funds time	52,089	57	0.44	45,245	60	0.54	50,489	116	0.46	48,545	128	0.53
Total interest-bearing deposits	1,628,098	2,000	0.49	1,511,101	2,990	0.79	1,618,527	4,082	0.51	1,497,327	5,987	0.81
Short-term borrowings	116,620	74	0.25	158,061	127	0.32	108,183	127	0.23	163,929	337	0.41
Long-term debt	49,200	581	4.72	54,400	725	5.33	49,200	1,162	4.72	44,041	1,396	6.34
Total interest-bearing liabilities	1,793,918	2,655	0.59	1,723,562	3,842	0.89	1,775,910	5,371	0.61	1,705,297	7,720	0.91
Demand deposits (noninterest-bearing)	420,807			382,951			407,283			371,367
Sources to fund earning assets	2,214,725	2,655	0.48	2,106,513	3,842	0.73	2,183,193	5,371	0.49	2,076,664	7,720	0.75
Noninterest-bearing funds (net)	100,242			85,329			96,816			82,646
Total sources to fund earning assets	$2,314,967	$2,655	0.46%	$2,191,842	$3,842	0.70%	$2,280,009	$5,371	0.47%	$2,159,310	$7,720	0.72%
Net interest income and margin on a tax-equivalent basis		$22,479	3.86%		$21,328	3.87%		$44,556	3.88%		$41,852	3.86%
Tax-exempt adjustment		509			511			970			1,018
Net interest income and margin		$21,970	3.77%		$20,817	3.77%		$43,586	3.80%		$40,834	3.77%

Other Balances:
Cash and due from banks	$42,507			$44,164			$42,696			$43,609
Other assets	98,686			101,111			100,641			103,354
Total assets	2,456,160			2,337,117			2,423,346			2,306,273
Other liabilities	13,754			16,807			14,522			19,177
Stockholders' equity	227,681			213,797			225,631			210,432

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

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2012 increased by $1.2 million, or 5%, over the same period in 2011. This increase resulted primarily from a reduction in interest rates paid on deposits and borrowings, offset by a smaller decrease in interest income. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $25.1 million and $25.2 million for the second quarters of 2012 and 2011, respectively. Interest income on loans receivable including loans held for sale, decreased by $134,000 from the second quarter of 2011 from $19.6 million to $19.4 million. This was the result of a 2% increase in the volume of average loans outstanding offset by a decrease of 12 bps in the yield on the total loan portfolio compared to the second quarter one year ago. Interest income on the investment securities portfolio increased by $99,000, or 2%, for the second quarter of 2012 as compared to the same period last year. The average balance of the investment portfolio increased $105.6 million, or 15%, for the second quarter of 2012 over the second quarter of 2011, which helped to offset the impact of a 35 bps decrease in the average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with significantly lower credit risk.

Total interest expense for the second quarter decreased $1.2 million, or 31%, from $3.8 million in 2011 to $2.7 million in 2012. Interest expense on deposits decreased by $990,000, or 33%, from the second quarter of 2011. Interest expense on short-term borrowings and long-term debt in the aggregate, decreased by $197,000, or 23%.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2012 increased by $2.7 million, or 6%, over the same period in 2011. Interest income on interest-earning assets totaled $49.9 million for the first six months of 2012, an increase of $355,000, or 1%, compared to the same period in 2011. Interest income on loans receivable, including loans held for sale on a tax-equivalent basis, decreased by $68,000 from the first six months of 2011 and interest income on investment securities and federal funds sold increased by $423,000 compared to the same period last year. The increase in interest income earned was the result of an increase in the average balance of investment securities that helped to offset a decrease in the yield on earning assets due to the continued low interest rate environment that has existed over the past several years. Total interest expense for the first six months decreased $2.3 million, or 30%, from $7.7 million in 2011 to $5.4 million in 2012. Interest expense on deposits decreased by $1.9 million, or 32%, for the first six months of 2012 versus the same period of 2011. Interest expense on short-term borrowings decreased by $210,000 for the first six months of 2012 compared to the same period in 2011. Interest expense on long-term debt totaled $1.2 million for the first six months of 2012, as compared to $1.4 million for the first six months of 2011. The decrease in interest expense on long-term debt was a result of the pay off of a convertible select borrowing from the FHLB and the retirement of a $5.0 million Trust Capital debt security with a rate of 11.00% in the fourth quarter of 2011, offset partially by the addition of a $25.0 million two-year borrowing with a rate of 1.01% from the FHLB at the end of the first quarter 2011. Overall, the decreases in interest income and interest expense directly relate to the lower level of general market interest rates present in the first six months of 2012 compared to the first six months of 2011.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.73% during the second quarter of 2012 compared to 3.68% during the same period in the previous year and was 3.74% during the first six months of 2012 versus 3.67% during the first six months of 2011. Net interest margin represents the difference between interest income, including net loan fees earned and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 1 bp, from 3.87% for the second quarter of 2011 to 3.86% for the second quarter of 2012, as a result of the decrease in the cost of funding sources, partially offset by the decreased yield on interest-earning assets as previously discussed. For the first six months of 2012 and 2011, the fully tax-equivalent net interest margin was 3.88% and 3.86%, respectively.

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

TABLE 3

	Three Months Ended			Six Months Ended
	Increase (Decrease)			Increase (Decrease)
2012 versus 2011	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$602	$(634)	$(32)	$1,174	$(930)	$244
Tax-exempt	65	66	131	90	90	180
Federal funds sold	(1)	—	(1)	—	(1)	(1)
Interest on loans receivable	560	(694)	(134)	1,090	(1,158)	(68)
Total interest income	1,226	(1,262)	(36)	2,354	(1,999)	355
Interest on deposits:
Regular savings	75	(74)	1	143	(149)	(6)
Interest checking and money market	54	(517)	(463)	128	(988)	(860)
Time deposits	(248)	(277)	(525)	(475)	(552)	(1,027)
Public funds time	8	(11)	(3)	5	(17)	(12)
Short-term borrowings	(30)	(23)	(53)	(85)	(125)	(210)
Long-term debt	(116)	(28)	(144)	(179)	(55)	(234)
Total interest expense	(257)	(930)	(1,187)	(463)	(1,886)	(2,349)
Net increase (decrease)	$1,483	$(332)	$1,151	$2,817	$(113)	$2,704

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 is a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $3.0 million to the ALL for the second quarter of 2012 as compared to $1.7 million for the second quarter of 2011. Nonperforming assets at June 30, 2012 totaled $39.6 million, or 1.62%, of total assets, down $2.3 million, or 5%, from $41.9 million, or 1.73%, of total assets at December 31, 2011 and down $13.9 million, or 26%, from $53.5 million, or 2.24%, of total assets at June 30, 2011. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Total net loan charge-offs for the second quarter of 2012 were $551,000, or 0.15% (annualized), of average loans outstanding, compared to total net charge-offs of $1.8 million, or 0.50% (annualized), of average loans outstanding, for the same period in 2011. Of the $551,000 in net loan charge-offs, $195,000, or 35%, was associated with commercial construction and land development loans, $157,000, or 28%, was associated with commercial and industrial loans, $79,000, or 14%, was associated with commercial real estate loans, $75,000, or 14%, was associated with consumer and residential loans, and $45,000, or 8%, was associated with owner occupied real estate loans.

Net charge-offs for the first six months of 2012 were $912,000, or 0.13% (annualized), of average loans outstanding, compared to net charge-offs of $3.4 million, or 0.48% (annualized), of average loans outstanding for the same period in 2011. Of the $912,000 net loan charge-offs, approximately $259,000, or 28%, was associated with commercial and industrial loans, $242,000 , or 27%, was associated with commercial real estate loans, $178,000, or 20%, was associated with consumer and residential loans, $148,000, or 16%, was associated with commercial construction and land development loans, and $85,000, or 9%, was associated with owner occupied real estate loans.

The allowance as a percentage of period-end gross loans outstanding was 1.75% at June 30, 2012 as compared to 1.50% at December 31, 2011 and to 1.49% at June 30, 2011. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 73% as of June 30, 2012 compared to 62% at December 31, 2011 and to 48% at June 30, 2011.

Noninterest Income

Noninterest income for the second quarter of 2012 decreased by $696,000, or 9%, from the same period in 2011. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges, totaled $7.1 million for the second quarter of 2012, an increase of $51,000, or 1%, over the second quarter of 2011. Gains on sales of loans totaled $372,000 for the second quarter of 2012 versus $1.1 million for the same period in 2011. This decrease is primarily attributable to no sales of Small Business Administration (SBA) loans during the second quarter of 2012 compared to $943,000 of gains recorded in the same period last year on the sale of such loans. Gains on sales of residential loans sold on the secondary market totaled $372,000 for the second quarter of 2012 as compared to gains of $194,000 for the same period one year ago. During the second quarter of 2012, the Company recorded net gains of $12,000 on sales of investment securities compared to gains of $309,000 during the second quarter of 2011. The net gains of $12,000 were the result of $626,000 of gross gains on the sale of nine investment securities, offset by gross losses of $614,000 on the sale of four other securities. During the second quarter of 2011, the Bank's investment portfolio incurred a $315,000 charge for OTTI on private-label CMOs compared to no such charge during the second quarter of 2012. Further discussion of the sale of securities and impairment analysis regarding the CMOs can be found in Note 3 of this Form 10-Q.

Noninterest income for the first six months of 2012 decreased by $1.2 million, or 8%, from the same period in 2011. Service charges, fees and other operating income increased 1%, or $204,000, from $13.7 million for the first six months of 2011 to $14.0 million in the first six months of 2012. Gains on the sale of loans were $601,000 during the first six months of 2012 compared to $2.3 million in the same period of 2011. Similar to the second quarter, Metro did not record any gains on the sale of SBA loans during the first six months of 2012 compared to $1.9 million of gains on such sales in the first half of 2011. Included in noninterest income for the first six months of 2012 was a $649,000 charge for OTTI on private-label CMOs in the Bank's investment portfolio compared to a $315,000 charge for the first six months of 2011.  The Company recognized net gains of $996,000 on sales of securities during the first six months of 2012 compared to net gains of $343,000 in the first six months of 2011. The net gains for the first half of 2012 consisted of $2.5 million of gross gains on the sale of 23 investment securities, partially offset by gross losses of $1.5 million on the sale of 13 securities.

Noninterest Expenses

Second Quarter 2012 compared to Second Quarter 2011

Noninterest expenses decreased by $1.9 million, or 8%, for the second quarter of 2012 compared to the same period in 2011 as a result of a lower level of noninterest expenses in most major categories. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2012 and June 30, 2011 is presented in the following paragraphs.

Furniture and equipment decreased $298,000, or 19%, for the second quarter of 2012 compared to the second quarter of 2011. The higher expense in the second quarter of 2011 was primarily the result of losses on the disposal of certain fixed assets which were no longer being utilized. Additionally, certain equipment of the Bank has fully depreciated in 2012 which in turn reflects less depreciation expense in the second quarter of 2012.

Data processing expense decreased $551,000, or 15%, for the second quarter 2012 compared to the second quarter 2011. During the second quarter 2011, the company experienced one-time service charges from a third party vendor which it didn't experience in the second quarter 2012.  Additionally, Metro obtained lower pricing for item processing costs during the second quarter 2012 for various electronic transactions.

Loan expense totaled $321,000 for the second quarter of 2012, an increase of $238,000 over the second quarter of 2011. Loan expenses were lower than normal in the second quarter last year, primarily the result of the Bank's partial recovery of certain costs associated with problem loans which had been expensed in prior periods.

Foreclosed real estate expenses totaled $781,000 during the second quarter of 2012, an increase of $763,000 over the same quarter in 2011. The Company recorded a $640,000 loss during the current quarter on the sale of a large foreclosed asset property.

Branding expense totaled $30,000 for the quarter ended June 30, 2012 compared to $1.7 million for the quarter ended June 30, 2011. During the second quarter of 2011, the Company incurred significant expenses related to its rebranding and logo modification. Metro does not anticipate any additional expenses related to its logo modifications in any future periods.

Consulting expenses decreased by $188,000, or 45%, during the second quarter of 2012 compared to the same quarter in 2011. The decrease is related to the much lower need for consulting services in 2012 compared to the level utilized during the second quarter 2011 in assisting the Bank with its procedures and controls to ensure compliance with the Bank Secrecy Act (BSA) and and the Office of Foreign Assets Control (OFAC).

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

For the first six months of 2012, noninterest expenses decreased by $3.3 million, or 7%, compared to the first half of 2011. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first six months of 2012 were $20.7 million, a minimal increase of 71,000 compared to the first six months of 2011.

Occupancy expenses totaled $4.1 million for the first six months of 2012, a decrease of $548,000, or 12%, from the first six months of 2011. This decrease resulted from lower levels in 2012 of costs associated with utilities, building maintenance, landscaping and snow removal as compared to the first half of 2011. Also, the Company recaptured $124,000 of land rent expense during the second quarter of 2012 which had been expensed over previous years. This was associated with the Bank's purchase of the land that one of its stores is built on and the coinciding cancellation of the lease associated with this land.

Furniture and equipment expenses decreased $367,000, or 13%, from the first six months of 2011 due to a loss on the disposal of fixed assets which occurred during the second quarter of 2011 as mentioned above. Additionally, certain equipment of the Bank has fully depreciated in 2012 which in turn reflects less depreciation expense in the second quarter of 2012.

Data processing expenses totaled $6.7 million, a decrease of $564,000, or 8%, for the first six months of 2012 from the six months ended June 30, 2011. During the second quarter 2011, the company experienced one-time service charges from a third party vendor which it didn't experience in the second quarter 2012. Additionally, Metro obtained lower pricing for item processing costs during the second quarter 2012 for various electronic transactions.

Regulatory assessments and related fees of $1.7 million during the first six months of 2012 were $266,000, or 14%, lower compared to the same period in 2011. Lower FDIC insurance assessment fees, effective April 1, 2011 for most FDIC-insured banks provided the majority of the Company's decrease in regulatory expenses.

Loan expense totaled $691,000 for the first six months of 2012, an increase of $284,000, or 70%, compared to the same period in 2011. Loan expenses were lower than normal in the second quarter last year, primarily the result of the Bank's partial recovery of certain costs associated with problem loans which had been expensed in prior periods.

Foreclosed real estate expenses of $1.1 million increased by $74,000, or 7%, during the first six months of 2012 compared to the same period in 2011. Metro recorded a write down on one foreclosed asset property totaling $900,000 during the first six months of 2011 and incurred a $640,000 pretax loss on sale of that same property during the second quarter of 2012.

Branding expense decreased $1.7 million, from the first six months of 2011 due to logo modifications as mentioned above. Metro does not anticipate any additional expenses related to its logo modifications in any future periods.

Consulting fees decreased by $323,000, or 39%, during the first six months of 2012 compared to the same period one year ago. The decrease is related to the much lower need for consulting services in 2012 compared to the level utilized in 2011 in assisting the Bank with its procedures and controls to ensure compliance with the BSA and the OFAC.

Bank shares tax increased $121,000, or 13%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of the growth of the Bank's balance sheet which is used in the bank shares tax formula.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the second quarters of 2012 and 2011 this ratio equaled 2.49% and 2.53%, respectively. For the six-month period ended June 30, 2012, the ratio equaled 2.55% compared to 2.72% for the six-month period ended June 30, 2011.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ended June 30, 2012, the operating efficiency ratio was 76.9%, compared to 79.0% for the same period in 2011. The decrease in the operating efficiency ratio for the second quarter of 2012 versus the second quarter of 2011 relates to a 2% increase in total revenues combined with an 8% decrease in noninterest expenses. This ratio equaled 77.9% for the first six months of 2012, compared to

82.9% for the first six months of 2011. The decrease for the six months ended June 30, 2012 versus June 30, 2011 was due to a 3% increase in total revenues combined with a 7% decrease in noninterest expenses.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.0 million for the second quarter of 2012, compared $660,000 for the same period in 2011. For the six months ended June 30, the tax expense was $2.0 million for 2012 compared to tax expense of $1.0 million in 2011. The Company's statutory tax rate was 34% in both 2012 and 2011. The effective tax rates were 27% and 25% for the respective quarters and 27% and 22% for the six months ended June 30, 2012 and June 30, 2011, respectively. The variance in the effective rates was primarily the result of higher overall pretax income during the three and six months ended June 30, 2012 over the same periods of 2011. In addition to the increased pretax income, the proportion of tax free income to total pretax income before taxes was higher during the first quarter of 2011.

Net Income and Net Income per Common Share

Net income for the second quarter of 2012 was $2.8 million, compared to net income of $2.0 million recorded in the second quarter of 2011. The 39% increase was due to a $1.2 million increase in net interest income and a $1.9 million decrease in noninterest expenses partially offset by a $1.3 million increase in the provision for loan losses, a $696,000 decrease in noninterest income and a $384,000 increase in the provision for income taxes.

Net income for the first six months of 2012 was $5.4 million, an increase of $1.9 million, or 55%, compared to the $3.5 million of net income recorded in the first six months of 2011. The higher net income in 2012 was due to a $2.8 million increase in net interest income and a $3.3 million decrease in noninterest expenses partially offset by a $2.0 million increase in the provision for loan losses, a $1.2 million decrease in noninterest income and a $984,000 increase in the provision for income taxes.

Basic and fully-diluted net income per common share was $0.19 for the second quarter of 2012, compared to basic and diluted net income per common share of $0.14 for the second quarter of 2011. For the first six months of 2012, basic and fully-diluted net income per common share was $0.38 compared to $0.25 for the six months ended June 30, 2011.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2012 was 0.45%, compared to 0.34% for the second quarter of 2011. The ROA for the first six months in 2012 and 2011 was 0.45% and 0.31%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 4.88% for the second quarter of 2012, compared to 3.74% for the second quarter of 2011. The ROE for the first six months of 2012 was 4.85%, compared to 3.38% for the first six months of 2011.

FINANCIAL CONDITION

Securities

During the first six months of 2012, the total investment securities portfolio decreased by $13.8 million from $810.1 million to $796.3 million. The unrealized gain/loss position on AFS securities improved by $3.3 million from an unrealized gain of $5.8 million at December 31, 2011 to an unrealized gain of $9.1 million at June 30, 2012, as falling interest rates help push up the fair market value of securities within the Bank's portfolio.

Securities with a market value of $254.1 million were sold during the first six months of 2012 with the Bank realizing net pretax gains of $996,000. The securities sold included five agency CMOs with a fair market value of $4.8 million and a carrying value of $4.5 million that had been classified as held to maturity but were sold as their current face had fallen below 15% of the original purchase amount.

During the first six months of 2012, the fair value of the Bank's AFS securities portfolio decreased by $8.6 million, from $613.5 million at December 31, 2011 to $604.9 million at June 30, 2012. The change was a result of $248.7 million of securities sold, principal pay downs of $47.1 million, calls of $22.5 million and premium amortization. These events were almost entirely offset by purchases of new securities totaling $307.8 million as well as the above-mentioned $3.3 million improvement in net unrealized gains.

Purchase and sale activity during the first six months of 2012 was higher than normal for the Company due in large part to a portfolio strategy designed to remove some of the lower-yielding bonds from the investment portfolio and/or capture value on accelerating prepayments. Implementing this strategy helped to mitigate the overall impact from generally falling interest rates.

The unrealized gain on securities available for sale included in stockholders' equity at June 30, 2012 totaled $6.0 million, net of tax, compared to $3.8 million at December 31, 2011. The AFS portfolio is comprised of U.S. Government agency securities, agency residential mortgage-backed securities (MBSs), agency CMOs, private-label CMOs, municipal bonds and corporate debt securities. The weighted-average life of the AFS portfolio was approximately 3.5 years at June 30, 2012 compared to 2.8 years at December 31, 2011. The duration was 3.1 years at June 30, 2012 compared to 2.5 years at December 31, 2011. The current weighted-average yield was 2.62% at both June 30, 2012 and December 31, 2011. The lengthening of both average life and duration was primarily the result of new purchases of longer-term municipal bonds.

During the first six months of 2012, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $5.3 million from $196.6 million to $191.3 million. The decrease was the result of $4.5 million of securities sold, principal pay downs of $14.0 million and $107.8 million of called bonds that were almost entirely offset by new purchases totaling $121.0 million. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs, municipal bonds and corporate debt securities. The weighted-average life of the HTM portfolio at June 30, 2012 was 2.2 years compared to 1.4 years at December 31, 2011. The duration was 1.7 years at June 30, 2012 compared to 1.1 years at December 31, 2011. The current weighted-average yield was 3.14% at June 30, 2012 compared to 3.56% at December 31, 2011. Both the average life and duration of the portfolio are significantly impacted by the callable agency debentures. As the general level of interest rates falls, the bonds are assumed more likely to be called, resulting in a shorter average life and duration. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity.

The unrealized losses in the Company's investment portfolio at June 30, 2012 are associated with three different types of securities. The two types include one agency debenture, two government agency sponsored MBS/CMOs, thirteen investment-grade municipal bonds and five investment-grade corporate debt securities. Private-label CMOs are the third type of security in the Company's investment portfolio with unrealized losses at June 30, 2012. As of June 30, 2012, the Company owned three private-label CMOs with unrealized loss positions. As of June 30, 2012, the combined holdings of all private-label CMOs still in the portfolio had a total amortized cost of $6.3 million compared to $25.0 million at December 31, 2011 and $28.6 million at June 30, 2011. Management performs periodic assessments of these securities for OTTI. As part of this assessment, the Company receives information from a third party provider which management evaluates and corroborates to determine the fair value of the portfolio.

See the detailed discussion in Note 3 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential mortgage loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. Held for sale loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 45 - 60 days of funding. At June 30, 2012 and December 31, 2011, there were no past due or impaired residential mortgage loans held for sale. At June 30, 2012 there was $462,000 of student loans held for sale that were past due.

Total loans held for sale were $14.2 million at June 30, 2012 and $9.4 million at December 31, 2011. At June 30, 2012, loans held for sale were comprised of $4.4 million of student loans and $9.8 million of residential mortgages as compared to $5.2 million of student loans and $4.2 million of residential mortgages at December 31, 2011. The increase in residential mortgages held for sale was the result of $35.3 million in mortgage loan originations during the first six months of 2012 partially offset by principal sales of mortgage loans of $30.5 million.

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

During the first six months of 2012, total gross loans receivable increased by $56.1 million, or 4% (non-annualized), from $1.44 billion at December 31, 2011 to $1.49 billion at June 30, 2012. Gross loans receivable represented 72% of total deposits and 61% of total assets at June 30, 2012, as compared to 69% and 59%, respectively, at December 31, 2011.

The following table reflects the composition of the Company's loan portfolio as of June 30, 2012 and 2011, respectively:

TABLE 4

(dollars in thousands)	June 30, 2012	% of Total	June 30, 2011	% of Total	$ Change	% Change
Commercial and industrial	$356,743	24%	$357,652	24%	$(909)	—%
Commercial tax-exempt	84,616	6	83,711	6	905	1
Owner occupied real estate	274,504	18	269,637	19	4,867	2
Commercial construction and land development	108,019	7	122,308	8	(14,289)	(12)
Commercial real estate	377,248	25	341,961	23	35,287	10
Residential	84,380	6	80,481	6	3,899	5
Consumer	207,245	14	200,938	14	6,307	3
Gross loans	1,492,755	100%	1,456,688	100%	$36,067	2%
Less: Allowance for loan losses	26,158		21,723		4,435	20
Net loans receivable	$1,466,597		$1,434,965		31,632	2%

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

The table that follows presents information regarding nonperforming assets at June 30, 2012 and at the end of the previous four quarters. Nonaccruing as well as accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Nonaccrual loans:
Commercial and industrial	$16,631	$9,689	$10,162	$12,175	$19,312
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	3,275	2,920	2,895	3,482	2,450
Commercial construction and land development	4,002	6,623	8,511	6,309	12,629
Commercial real estate	6,174	7,771	7,820	10,400	5,125
Residential	3,233	3,412	2,912	3,125	3,663
Consumer	2,123	2,055	1,829	2,009	2,310
Total nonaccrual loans	35,438	32,470	34,129	37,500	45,489
Loans past due 90 days or more and still accruing	154	8	692	567	—
Total nonperforming loans	35,592	32,478	34,821	38,067	45,489
Foreclosed assets	4,032	6,668	7,072	7,431	8,048
Total nonperforming assets	$39,624	$39,146	$41,893	$45,498	$53,537
Troubled Debt Restructurings
Nonaccruing TDRs	$7,924	$10,295	$10,075	$10,129	$10,054
Accruing TDRs	17,818	15,899	12,835	14,979	—
Total TDRs	$25,742	$26,194	$22,910	$25,108	$10,054
Nonperforming loans to total loans	2.38%	2.21%	2.42%	2.64%	3.12%
Nonperforming assets to total assets	1.62%	1.58%	1.73%	1.87%	2.24%
Nonperforming loan coverage	73%	73%	62%	61%	48%
Nonperforming assets / capital plus ALL	16%	16%	17%	19%	22%

Nonperforming assets at June 30, 2012, were $39.6 million, or 1.62%, of total assets, as compared to $41.9 million, or 1.73%, of total assets, at December 31, 2011 and compared to $53.5 million, or 2.24%, of total assets, at June 30, 2011. Nonperforming assets decreased since December 31, 2011 primarily due to a sale of a property held in the foreclosed real estate portfolio.  Although nonaccrual loan balances remained fairly steady compared to December 31, 2011, there were significant pay downs of $7.9 million partially offset by additions to nonaccrual of $12.9 million as reflected in Table 6.  The Company continues to manage through the nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate.

Nonperforming Loans

After decreasing $2.3 million in the first quarter of 2012, total nonperforming loan balances increased by $3.1 million in the second quarter to $35.6 million, or 2.38%, of total loans outstanding. This increase occurred in the commercial and industrial as well as owner-occupied real estate loan categories while there were decreases during the quarter in nonaccrual commercial real estate as well as commercial construction and land development loan balances. Activity for the two quarters combined resulted in total nonperforming loans up slightly by $771,000 at June 30, 2012 compared to December 31, 2011 but down $9.9 million compared to nonperforming loan balances at June 30, 2011. The increase during the first six months was the result of the addition of two large relationships mostly offset by the paydowns of two large relationships and the upgrade to accruing status of one relationship For the most part, the Bank has experienced a decline in the level of total nonperforming loan balances over the past two years, much like most of the banking industry. The decline is partially attributable to the improvement of economic conditions allowing some borrowers to experience stabilized or improved cash flow. The remainder of the decline is the result of the Bank charging down balances of nonperforming loans where necessary and the pay off of loans through the sale of the business and/or collateral.
Partially charged off loans with updated appraisal values remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

The following table details the change in the total of nonaccrual loan balances for the three months and six months ended June 30, 2012:

TABLE 6

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2012
Beginning balance	$32,470	$34,129
Total additions	10,824	12,907
Charge-offs	(798)	(1,629)
Total pay downs	(6,029)	(7,850)
Total upgrades to accruing status	(698)	(698)
Total transfers to foreclosed assets	(331)	(1,421)
Ending Balance	$35,438	$35,438

During the second quarter of 2012, the additions to nonaccrual status consisted of 14 commercial loans averaging $754,000 each and nine consumer loans averaging $30,000 each. One owner occupied real estate loan for $698,000 was upgraded to accruing status during the second quarter of 2012.

The table and discussion that follows provides additional details of the components of our nonaccrual commercial and industrial loans, commercial construction and land development loans and commercial real estate loans, our three largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Commercial and Industrial:
Number of loans	42	42	44	46	59
Number of loans greater than $1 million	5	3	3	3	4
Average outstanding balance of those loans:
Greater than $1 million	$2,474	$2,195	$2,229	$3,224	$3,298
Less than $1 million	$116	$80	$85	$58	$111
Commercial Construction and Land Development:
Number of loans	10	16	19	11	8
Number of loans greater than $1 million	2	2	3	3	5
Average outstanding balance of those loans:
Greater than $1 million	$1,352	$1,352	$1,261	$1,391	$2,331
Less than $1 million	$163	$280	$295	$267	$325
Commercial Real Estate:
Number of loans	21	26	25	30	14
Number of loans greater than $1 million	1	1	1	2	1
Average outstanding balance of those loans:
Greater than $1 million	$3,699	$3,709	$3,719	$2,812	$3,719
Less than $1 million	$125	$162	$171	$171	$108

At June 30, 2012, 42 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $3.4 million. Of the 42 loans, five loans were in excess of $1.0 million each and aggregated $12.4 million, or 74%, of total nonaccrual commercial and industrial loans. The average recorded investment was $2.5 million per loan. The remaining 37 loans account for the difference at an average recorded investment of $116,000 per loan.

There were 10 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $83,000 to $1.5 million. Of the 10 loans, two loans were in excess of $1.0 million each and aggregated to $2.7 million, or 67%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $1.4 million per loan. The remaining 8 loans account for the difference at an average recorded investment of $163,000 per loan.

There were 21 loans in the nonaccrual commercial real estate category with recorded investments ranging from $25,000 to $3.7 million. Of the 21 loans, one loan was in excess of $1.0 million and totaled $3.7 million, or 60%, of total nonaccrual commercial real estate loans. The remaining 20 loans account for the difference at an average recorded investment of $125,000 per loan.
Foreclosed Assets
Foreclosed assets totaled $4.0 million at June 30, 2012 compared to $7.1 million at December 31, 2011. The total comprised of 21 properties at June 30, 2012, with the largest property balance valued at $1.4 million compared to 27 properties at December 31, 2011 with the largest property balance valued at $2.2 million. During the first quarter of 2012 a paydown of $288,000 was received on the $2.2 million property and it was subsequently sold during the second quarter of 2012 at a pretax loss of $640,000 on the sale. The decrease in foreclosed real estate during the first six months of 2012 is the result of the sale of eighteen properties, including the previously mentioned large property, for a total of $4.0 million. In addition, there were write-downs of $187,000 on six properties. These decreases to foreclosed assets were partially offset by the transfer of twelve properties into this category totaling approximately $1.4 million.
The Company obtains third party appraisals by one of several Board pre-approved certified general appraisers on nonperforming loans secured by real estate at the time a loan is determined to be nonperforming to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring the property to foreclosed real estate, the Company may have additional valuation allowances based on updated appraisals, recent offers or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral at a time when real estate values are at historical lows, in attempt to minimize losses. All TDRs are considered to be impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine that there is reasonable assurance of repayment.

As of June 30, 2012, TDRs totaled $25.7 million, of which $7.9 million were included in total nonaccruing loans. The remaining $17.8 million of TDRs were accruing at June 30, 2012. Total TDR balances decreased by $452,000, or 2%, during the second quarter of 2012. TDR loans totaled $22.9 million at December 31, 2011, of which $10.1 million were included in total nonaccruing loans. The remaining $12.8 million of TDRs at December 31, 2011 were accruing.
As of June 30, 2012, accruing TDRs totaling $12.9 million, $3.7 million and $956,000 were the result of granting a material extension of time, a change in the amortization period and interest only for a period of time, respectively. The remaining accruing TDR balance of $328,000 was the result of entering into forbearance agreements, or making material adjustments to both the interest rate and amortization period on these loans.
There were 10 relationships consisting of 11 total loans which were restructured during first six months 2012. The majority of these loans, approximately $3.4 million, were commercial construction and land development loans. The commercial construction and land development loans were considered to be TDRs by management as a result of maturity date extensions of residential tract development loans that were granted by the Bank.
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
Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the loan agreement. These loans totaled $64.4 million at June 30, 2012 with an aggregate specific allowance of $8.3 million compared to impaired loans totaling $63.5 million at December 31, 2011 with a $3.6 million aggregate specific allocation. The specific allocation at June 30, 2012 related to seven relationships versus three relationships at December 31, 2011.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended June 30, 2012, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
The Bank obtains third party appraisals ordered by the Real Estate Loan Administration Department on nonperforming loans secured by real estate at the time the loan is determined to be impaired. The Bank charges down loans based on the fair value of the collateral as determined by the current appraisal or other collateral valuations less any costs to sell.
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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at June 30, 2012.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $44.7 million at June 30, 2012 compared to $44.4 million at December 31, 2011 and were comprised of $14.5 million of special mention rated loans and $30.3 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at June 30, 2012.

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

Allowance for Loan Losses

The Company recorded provisions of $3.0 million to the allowance during the second quarter of 2012, compared to $1.7 million for the second quarter of 2011. Net charge-offs for the three months ended June 30, 2012 were $551,000, or 0.15% (annualized), of average loans outstanding compared to $1.8 million, or 0.50% (annualized), of average loans outstanding in the same period of 2011.

Total net charge-offs for the second quarter of 2012 were comprised of gross loans charged-off of $798,000, partially offset by loan recoveries of $247,000. A recovery of $106,000 on a commercial and industrial loan relationship comprised 43% of total recoveries.

During the first six months of 2012 the Company recorded provisions of $5.5 million to the ALL compared to $3.5 million for the first six months of 2011. Net charge-offs for the six months ended June 30, 2012 were $912,000, or 0.13% (annualized), of average loans outstanding compared to $3.4 million, or 0.48% (annualized), of average loans outstanding for the same period of 2011.

The ALL as a percentage of total loans receivable was 1.75% at June 30, 2012, compared to 1.50% at December 31, 2011. The increase in the allowance was primarily due to an increase in specific allocations on certain impaired loans. The Company had a total specific reserves of $8.3 million which covered 9 impaired loans at June 30, 2012.  At December 31, 2011, the Company had total of $3.6 million of specific reserves covering 4 impaired loans. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at June 30, 2012 were $2.09 billion, up $14.3 million, or 1% (not annualized), over total deposits of $2.07 billion at December 31, 2011 and up $194.5 million, or 10%, over June 30, 2011. Core deposits totaled $2.03 billion at June 30, 2012, the same as at December 31, 2011 but were up $183.8 million, or 10%, over the previous twelve months. Total noninterest-bearing deposits increased by $41.7 million, or 10%, from $397.3 million at December 31, 2011 to $438.9 million at June 30, 2012 and total interest-bearing deposits decreased by $27.4 million over the same period. Specifically, savings deposits increased by $17.3 million in the first six months of 2012 while demand interest-bearing deposits decreased $35.1 million and total time deposits decreased by $9.6 million for the first six months of 2012. The cost of total core deposits for the second quarter of 2012 was 0.39%, down 25 bps from the same period in 2011.

The average balances and weighted-average rates paid on deposits for the first six months of 2012 and 2011 are presented in the table that follows:

TABLE 8

	Six Months Ended June 30,
	2012		2011
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$407,283		$371,367
Interest-bearing (money market and checking)	1,013,717	0.40%	910,065	0.64%
Savings	388,317	0.37	327,228	0.45
Time deposits	216,493	1.25	260,034	1.85
Total deposits	$2,025,810		$1,868,694

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At June 30, 2012, short-term borrowings totaled $72.3 million as compared to $65.0 million at December 31, 2011. Average short-term borrowings for the first six months of 2012 were $108.2 million as compared to $163.9 million for the first six months of 2011. Short-term borrowings were able to be reduced, in part due to the increase in the level of average deposit balances. The average rate paid on the short-term borrowings was 0.23% for the first six months of 2012 compared to 0.41% for the first six months of 2011.

Stockholders' Equity

At June 30, 2012, stockholders' equity totaled $228.1 million, up $8.1 million, or 4%, over $220.0 million at December 31, 2011. In addition to net income of $5.4 million for the first six months of 2012, stockholders' equity at June 30, 2012 included an increase of $2.2 million compared to December 31, 2011 of unrealized gains, net of income tax impacts, on securities available for sale. Total stockholders' equity to total assets was 9.31% at June 30, 2012 compared to 9.09% at December 31, 2011. Tangible common equity to tangible assets was 9.27% at June 30, 2012 compared to 9.05% at December 31, 2011.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either June 30, 2012 or December 31, 2011. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	June 30, 2012	December 31, 2011
Total stockholders' equity to assets (GAAP)	9.31%	9.09%
Less: Effect of excluding preferred stock	0.04%	0.04%
Tangible common equity to tangible assets	9.27%	9.05%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the allowance for loan losses. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2012, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Total Capital	15.59%	15.36%	14.43%	14.12%	8.00%	10.00%
Tier 1 Capital	14.34	14.11	13.18	12.87	4.00	6.00
Leverage ratio (to total average assets)	10.02	9.99	9.21	9.10	4.00	5.00

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects up to a plus 500 bp increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The minus 100 bp scenario is not considered very likely, given the low absolute level of short-term interest rates.

Our ALCO policy has established that income sensitivity will be considered acceptable if overall net interest income volatility in the above mentioned interest rate scenarios are within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net interest income at June 30, 2012 and 2011 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	June 30, 2012		June 30, 2011
	12 Months	24 Months	12 Months	24 Months
Plus 300	1.68%	6.57%	(0.66)%	3.03%
Plus 200	1.03	4.39	(0.49)	1.93
Plus 100	0.36	1.99	(0.29)	0.77

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate rate change scenario, while a loss of more than 40% is unacceptable in immediate rate change scenarios of 400 bps or more. At June 30, 2012 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2012 provide an accurate assessment of our interest rate risk.  At June 30, 2012, the average life of our core deposit transaction accounts was 9.5 years.

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

Our investment portfolio consists primarily of CMOs and MBSs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and may be influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The current market environment has positively impacted the fair market value of certain securities in the Company's investment portfolio, however, the Company is not inclined to act on a sale of such securities for liquidity purposes at this time. With interest rates at or near record-lows, the Company would more likely be inclined to borrow from one of the sources discussed in the following paragraph.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of June 30, 2012 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $583.7 million of borrowing capacity at the FHLB. Metro Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances or in a stressed environment or during a market disruption. These potential borrowings are secured by agency residential MBSs and CMOs, as well as agency debentures. At June 30, 2012, our total potential liquidity through FHLB and other secondary sources was $618.7 million, of which $521.4 million was available, as compared to $460.5 million available out of our total potential liquidity of $550.5 million at December 31, 2011. The $68.2 million increase in potential liquidity was mainly due to an increase in the bank's borrowing capacity at the FHLB as a result of a higher level of qualifying loan collateral as well as increases to some collateral weightings by the FHLB. FHLB borrowing capacity is determined based on asset levels on a quarterly lag.

The Dodd-Frank Act provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and is scheduled to terminate on December 31, 2012. The FDIC has not yet announced whether it will extend this program beyond December 31, 2012 in light of the continued slowness in the recovery of the U.S. economy. Upon the expiration of this program, whenever that may be, customer deposit and withdrawal behavior for such accounts could fluctuate materially and, as a result, have an adverse impact on our liquidity position.

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

Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first half of 2012, the Parent has cash on hand to support its operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

See Item 1A. - Risk Factors -  in our Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of risk factors affecting the Company.  Below is an update of a previously disclosed risk factor.

Compliance with the Consent Order May Result in Significant Noninterest Expenses

On April 29, 2010, the Bank consented and agreed to the issuance of a Consent Order (Order) by the FDIC, the Bank's federal banking regulator and a substantially similar consent order by the Pennsylvania Department of Banking (Pa DOB).  On May 30, 2012, the Pa DOB terminated the consent order it had issued against the Bank.  According to the Termination Order, which was effective on April 12, 2012, the consent order was terminated pursuant to the Pa DOB's authority under the Department of Banking Code.

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

No items to report for the quarter ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2012.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended June 30, 2012.

Item 5. Other Information.

No items to report for the quarter ended June 30, 2012.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

8/9/2012	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/9/2012	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

10.1
Description of the stock option grants to executive officers, effective March 27, 2012, and the change in base salary, effective April 1, 2012, of the Chief Executive Officer (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 2, 2012) *

10.2
The Company's Amended and Restated 2011 Directors Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company's 2012 Proxy Statement, filed with the SEC on April 16, 2012) *

10.3
Employment Agreement by and between Percival B. Moser, III and Metro Bancorp, Inc. and Metro Bank, effective June 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2012) *

10.4
Amended and Restated Employment Agreement by and between Mark A. Zody and Metro Bancorp, Inc. and Metro Bank, effective June 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 6, 2012) *

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) the Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes a compensatory plan or arrangement.