Form 10-Q
period 2012-09-30
METRO BANCORP, INC.
filed 2012-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,129,378	Common shares outstanding at	October 31, 2012

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$138,468	$46,998
Federal funds sold	—	8,075
Cash and cash equivalents	138,468	55,073
Securities, available for sale at fair value	619,410	613,459
Securities, held to maturity at cost (fair value 2012: $177,950; 2011: $199,857 )	173,499	196,635
Loans, held for sale	8,851	9,359
Loans receivable, net of allowance for loan losses (allowance 2012: $25,596; 2011: $21,620)	1,479,394	1,415,048
Restricted investments in bank stock	13,725	16,802
Premises and equipment, net	80,698	82,114
Other assets	24,316	32,729
Total assets	$2,538,361	$2,421,219

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$451,443	$397,251
Interest-bearing	1,792,489	1,674,323
Total deposits	2,243,932	2,071,574
Short-term borrowings	—	65,000
Long-term debt	49,200	49,200
Other liabilities	13,407	15,425
Total liabilities	2,306,539	2,201,199
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2012: 14,128,809; 2011: 14,125,346)	14,128	14,125
Surplus	156,983	156,184
Retained earnings	52,875	45,497
Accumulated other comprehensive income	7,436	3,814
Total stockholders' equity	231,822	220,020
Total liabilities and stockholders' equity	$2,538,361	$2,421,219

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest Income
Loans receivable, including fees:
Taxable	$18,084	$17,773	$53,919	$53,356
Tax-exempt	929	1,027	2,693	3,002
Securities:
Taxable	5,094	5,613	16,332	16,607
Tax-exempt	148	—	267	—
Federal funds sold	—	2	1	4
Total interest income	24,255	24,415	73,212	72,969
Interest Expense
Deposits	1,842	2,857	5,924	8,844
Short-term borrowings	43	57	170	394
Long-term debt	592	726	1,754	2,122
Total interest expense	2,477	3,640	7,848	11,360
Net interest income	21,778	20,775	65,364	61,609
Provision for loan losses	2,500	13,750	7,950	17,242
Net interest income after provision for loan losses	19,278	7,025	57,414	44,367
Noninterest Income
Service charges, fees and other operating income	6,833	7,109	20,786	20,858
Gains on sales of loans	352	162	953	2,497
Total fees and other income	7,185	7,271	21,739	23,355
Other-than-temporary impairment (OTTI) losses	—	—	(649)	(315)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment loss on investment securities	—	—	(649)	(315)
Net gains (losses) on sales of securities	(37)	7	959	350
Total noninterest income	7,148	7,278	22,049	23,390
Noninterest Expenses
Salaries and employee benefits	10,021	10,113	30,725	30,746
Occupancy	2,105	2,230	6,238	6,911
Furniture and equipment	1,160	1,287	3,664	4,158
Advertising and marketing	446	491	1,247	1,240
Data processing	3,220	3,265	9,883	10,492
Regulatory assessments and related costs	1,847	915	3,522	2,856
Telephone	881	869	2,588	2,575
Loan expense	339	521	1,030	928
Foreclosed real estate	399	975	1,543	2,045
Branding	—	70	30	1,817
Consulting	268	343	768	1,166
Pennsylvania shares tax	437	453	1,456	1,351
Other	1,930	1,823	5,964	5,998
Total noninterest expenses	23,053	23,355	68,658	72,283
Income (loss) before taxes	3,373	(9,052)	10,805	(4,526)
Provision (benefit) for federal income taxes	1,381	(3,334)	3,367	(2,332)
Net income (loss)	$1,992	$(5,718)	$7,438	$(2,194)
Net Income (Loss) per Common Share
Basic	$0.14	$(0.41)	$0.52	$(0.16)
Diluted	0.14	(0.41)	0.52	(0.16)
Average Common and Common Equivalent Shares Outstanding
Basic	14,129	13,959	14,128	13,867
Diluted	14,129	13,959	14,128	13,867
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$1,992	$(5,718)	$7,438	$(2,194)
Other comprehensive income (losses), net of tax:
Net unrealized holding gains arising during the period	1,381	6,423	3,608	12,101
(net of deferred taxes for the three months 2012: $711; 2011 $3,309, net of deferred taxes for the nine months 2012: $1,858; 2011 $6,234)
Reclassification adjustment for net realized gains (losses) on securities recorded in income	24	—	(414)	(227)
(net of deferred taxes for the three months 2012: $13; 2011 $0, net of deferred taxes for the nine months 2012: ($213); 2011 ($117))
Reclassification for OTTI credit losses recorded in income	—	—	428	208
(net of deferred taxes for the three months 2012: $0; 2011 $0, net of deferred taxes for the nine months 2012: $221; 2011 $107)
Other comprehensive income	1,405	6,423	3,622	12,082
Total comprehensive income	$3,397	$705	$11,060	$9,888

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 1, 2011	$400	$13,748	$151,545	$45,288	$(5,630)	$205,351
Net loss	—	—	—	(2,194)	—	(2,194)
Other comprehensive income	—	—	—	—	12,082	12,082
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 80 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 300,829 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	301	2,883	—	—	3,184
Common stock share-based awards	—	—	896	—	—	896
September 30, 2011	$400	$14,049	$155,325	$43,034	$6,452	$219,260

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Net income	—	—	—	7,438	—	7,438
Other comprehensive income	—	—	—	—	3,622	3,622
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 30 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 3,433 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	3	47	—	—	50
Common stock share-based awards	—	—	752	—	—	752
September 30, 2012	$400	$14,128	$156,983	$52,875	$7,436	$231,822

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Operating Activities
Net income (loss)	$7,438	$(2,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,950	17,242
Provision for depreciation and amortization	4,447	4,866
Deferred income taxes expense (benefit)	19	(789)
Amortization of securities premiums and accretion of discounts (net)	1,162	1,698
Net gains on sales of securities	(959)	(350)
Other-than-temporary impairment losses on investment securities	649	315
Proceeds from sales and transfers of SBA loans originated for sale	—	12,063
Proceeds from sales of other loans originated for sale	55,558	37,803
Loans originated for sale	(54,097)	(37,558)
Gains on sales of loans originated for sale	(953)	(2,497)
Loss on write-down on foreclosed real estate	257	1,846
(Gains) losses on sales of foreclosed real estate (net)	785	(83)
Losses on disposal of premises and equipment (net)	3	1,254
Stock-based compensation	752	896
Amortization of deferred loan origination fees and costs (net)	2,005	1,499
Decrease in other assets	4,026	12,955
Decrease in other liabilities	(2,018)	(13,132)
Net cash provided by operating activities	27,024	35,834
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	124,827	44,760
Proceeds from sales	252,563	125,299
Purchases	(378,959)	(296,099)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	141,416	43,299
Proceeds from sales	4,822	852
Purchases	(122,849)	(55,954)
Proceeds from sales of foreclosed real estate	3,450	1,956
Increase in loans receivable (net)	(76,290)	(86,997)
Redemption of restricted investment in bank stock (net)	3,077	2,931
Proceeds from sale of premises and equipment	14	2
Purchases of premises and equipment	(3,048)	(1,273)
Net cash used by investing activities	(50,977)	(221,224)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	193,994	231,750
Decrease in time deposits (net)	(21,636)	(4,542)
Decrease in short-term borrowings (net)	(65,000)	(52,399)
Proceeds from long-term borrowings	—	25,000
Proceeds from dividend reinvestment and common stock purchase plan	50	3,184
Cash dividends on preferred stock	(60)	(60)
Net cash provided by financing activities	107,348	202,933
Increase in cash and cash equivalents	83,395	17,543
Cash and cash equivalents at beginning of year	55,073	32,858
Cash and cash equivalents at end of period	$138,468	$50,401
Supplementary cash flow information:
Transfer of loans to foreclosed assets	$1,989	$4,536
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Events occurring subsequent to the balance sheet through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the nine months ended September 30, 2012 and 2011, respectively: risk-free interest rates of 1.7% and 3.0%; volatility factors of the expected market price of the Company's common stock of 48% and 46%; assumed forfeiture rates of 9.04% and 1.65%; weighted-average expected lives of the options of 7.5 years for both September 30, 2012 and September 30, 2011; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the nine months ended September 30, 2012 and 2011 was

$5.99 and $6.43 per option, respectively. In the first nine months of 2012, the Company granted 241,575 options to purchase shares of the Company's stock at exercise prices ranging from $10.86 to $12.67 per share.

The Company recorded stock-based compensation expense of approximately $752,000 and $896,000 during the nine months ended September 30, 2012 and September 30, 2011, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2012 and 2011 the Company reversed $230,000 and $165,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2008 and 2007, respectively.

NOTE 3.	Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Residential mortgage-backed securities	$66,496	$2,543	$—	$69,039
Agency collateralized mortgage obligations	500,268	9,451	(694)	509,025
Private-label collateralized mortgage obligations	2,504	6	—	2,510
Corporate debt securities	14,958	—	(400)	14,558
Municipal securities	23,919	359	—	24,278
Total	$608,145	$12,359	$(1,094)	$619,410
Held to Maturity:
U.S. Government agency securities	$95,987	$976	$—	$96,963
Residential mortgage-backed securities	26,999	2,353	—	29,352
Agency collateralized mortgage obligations	32,534	1,133	—	33,667
Corporate debt securities	15,000	—	(60)	14,940
Municipal securities	2,979	49	—	3,028
Total	$173,499	$4,511	$(60)	$177,950

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$22,500	$58	$—	$22,558
Residential mortgage-backed securities	21,087	325	—	21,412
Agency collateralized mortgage obligations	519,167	9,171	(175)	528,163
Private-label collateralized mortgage obligations	24,974	—	(1,968)	23,006
Corporate debt securities	19,952	—	(1,632)	18,320
Total	$607,680	$9,554	$(3,775)	$613,459
Held to Maturity:
U.S. Government agency securities	$97,750	$88	$—	$97,838
Residential mortgage-backed securities	37,658	2,769	—	40,427
Agency collateralized mortgage obligations	45,122	840	(1)	45,961
Corporate debt securities	15,000	—	(484)	14,516
Municipal securities	1,105	10	—	1,115
Total	$196,635	$3,707	$(485)	$199,857

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$10,000	$9,977
Due after one year through five years	14,958	14,558	5,000	4,963
Due after five years through ten years	11,055	11,176	—	—
Due after ten years	12,864	13,102	98,966	99,991
	38,877	38,836	113,966	114,931
Residential mortgage-backed securities	66,496	69,039	26,999	29,352
Agency collateralized mortgage obligations	500,268	509,025	32,534	33,667
Private-label collateralized mortgage obligations	2,504	2,510	—	—
Total	$608,145	$619,410	$173,499	$177,950

During the third quarter of 2012, the Company sold two private-label collateralized mortgage obligations (CMOs) with a total fair market value of $3.2 million and realized a net pretax loss of $37,000. Both bonds sold had been classified as available for sale. The Company also had $25.0 million of agency debentures and $5.0 million of corporate debentures that were called by their respective issuers during the third quarter of 2012.

During the third quarter of 2011, the Company sold one security with a fair market value of $852,000 and realized a net pretax gain of $7,000. The security sold had been classified as held to maturity (HTM), however, its remaining par value was less than 15% of its originally purchased par value.

During the first nine months of 2012, the Company sold four mortgage-backed securities (MBSs), 27 agency CMOs and seven private-label CMOs with a total fair market value of $257.4 million and realized a net pretax gain of $959,000. Five of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its original purchased par value. Year-to-date, the Company also had $160.3 million in a total of eleven agency debentures and one corporate debenture that were called by their respective issuers.

During the first nine months of 2011, the Company sold a total of 13 securities with a combined fair market value of $126.2 million. All of the securities were U.S. agency CMOs. All but one, as detailed in the paragraph above, had been classified as available for sale and all had a total combined amortized cost of $125.8 million. The Company realized net pretax gains of $350,000 on the combined sales.

The Company does not maintain a trading portfolio and there were no transfers of securities between the AFS and HTM portfolios. The Company uses the specific identification method to record security sales.

At September 30, 2012, securities with a carrying value of $644.5 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
September 30, 2012	$5	$(42)	$—	$(37)
September 30, 2011	7	—	—	7
Nine Months Ended:
September 30, 2012	2,500	(1,541)	(649)	310
September 30, 2011	983	(633)	(315)	35

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$47,733	$(694)	$—	$—	$47,733	$(694)
Corporate debt securities	9,637	(321)	4,921	(79)	14,558	(400)
Total	$57,370	$(1,015)	$4,921	$(79)	$62,291	$(1,094)
Held to Maturity:
Corporate debt securities	$—	$—	$14,940	$(60)	$14,940	$(60)
Total	$—	$—	$14,940	$(60)	$14,940	$(60)

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
Agency CMOs	$49,793	$(175)	$—	$—	$49,793	$(175)
Private-label CMOs	6,017	(268)	16,989	(1,700)	23,006	(1,968)
Corporate debt securities	18,320	(1,632)	—	—	18,320	(1,632)
Total	$74,130	$(2,075)	$16,989	$(1,700)	$91,119	$(3,775)
Held to Maturity:
Agency CMOs	$1,312	$(1)	$—	$—	$1,312	$(1)
Corporate debt securities	14,516	(484)	—	—	14,516	(484)
Total	$15,828	$(485)	$—	$—	$15,828	$(485)

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

The unrealized losses in the Company's investment portfolio at September 30, 2012 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, includes three government agency sponsored CMOs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Secondly, the Company owns four investment-grade corporate bonds that were in an unrealized loss position as of September 30, 2012. Due to their structure and credit rating, the Company does not anticipate incurring any credit-related losses on these bonds and the full return of principal and income is expected. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider any of these investments to be other-than-temporarily impaired at September 30, 2012.

As previously mentioned, the Company sold two private-label CMOs from its AFS portfolio during the third quarter of 2012. One of the securities had never incurred an OTTI loss due to credit and, as such, there was never a stated intent to hold the security until fair market value recovered. As its credit position was beginning to deteriorate, it was sold at a $42,000 pretax loss in an effort to reduce the Company's exposure to further loss. The other private-label CMO that was sold had previously incurred OTTI losses due to credit and the Company had a stated intent to hold it until recovery of fair market value. The recovery did occur and it was sold, realizing a pretax gain of $5,000.

As of September 30, 2012, the Company still owned one private-label CMO which it had previously recognized a total of $140,000 of losses attributable to credit. The security's amortized cost and its fair market value indication was $2.5 million. As such, the bond was no longer considered impaired. The bond was subsequently sold in October and the Company realized a pretax gain of $23,000.

The table below rolls forward the cumulative life-to-date credit losses which have been recognized in earnings for the private-label CMOs previously mentioned for the three months and nine months ended September 30, 2012 and September 30, 2011:

	Private-label CMOs
	Available for Sale
(in thousands)	2012	2011
Cumulative OTTI credit losses at July 1,	$252	$2,940
Additions for which OTTI was not previously recognized	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Reduction due to credit impaired securities sold	(112)	—
Cumulative OTTI credit losses recognized for securities still held at September 30,	$140	$2,940

	Private-label CMOs
	Available for Sale
(in thousands)	2012	2011
Cumulative OTTI credit losses at January 1,	$2,949	$2,625
Additions for which OTTI was not previously recognized	—	—
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	649	315
Reduction due to credit impaired securities sold	(3,458)	—
Cumulative OTTI credit losses recognized for securities still held at September 30,	$140	$2,940

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan loss (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $98.6 million at September 30, 2012, collateralize a letter of credit and a long-term borrowing the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at September 30, 2012 and December 31, 2011 is as follows:

(in thousands)	September 30, 2012	December 31, 2011
Commercial and industrial	$347,099	$321,988
Commercial tax-exempt	88,934	81,532
Owner occupied real estate	274,235	279,372
Commercial construction and land development	107,311	103,153
Commercial real estate	393,182	364,405
Residential	82,989	83,940
Consumer	211,240	202,278
	1,504,990	1,436,668
Less: allowance for loan losses	25,596	21,620
Net loans receivable	$1,479,394	$1,415,048

The following table summarizes nonaccrual loans by loan type at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial and industrial	$17,133	$10,162
Commercial tax-exempt	—	—
Owner occupied real estate	3,230	2,895
Commercial construction and land development	6,826	8,511
Commercial real estate	4,571	7,820
Residential	3,149	2,912
Consumer	2,304	1,829
Total nonaccrual loans	$37,213	$34,129

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.  If a loan is substandard and accruing, interest is recognized as accrued. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. Therefore, the total nonaccrual loan balance of $37.2 million exceeds the balance of total loans that are 90 days past due of $19.0 million at September 30, 2012 as presented in the aging analysis tables that follow.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At September 30, 2012 there was $73,000 available to be advanced on two nonaccrual commercial construction and land development loans that were restructured.

The following tables are an age analysis of past due loan receivables as of September 30, 2012 and December 31, 2011:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
September 30, 2012
Commercial and industrial	$334,189	$1,466	$4,499	$6,945	$12,910	$347,099	$7
Commercial tax-exempt	88,934	—	—	—	—	88,934	—
Owner occupied real estate	269,804	441	369	3,621	4,431	274,235	411
Commercial construction and land development	103,436	458	520	2,897	3,875	107,311	—
Commercial real estate	382,395	6,013	2,311	2,463	10,787	393,182	61
Residential	80,562	—	593	1,834	2,427	82,989	85
Consumer	207,922	1,702	357	1,259	3,318	211,240	140
Total	$1,467,242	$10,080	$8,649	$19,019	$37,748	$1,504,990	$704

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2011
Commercial and industrial	$317,016	$696	$1,083	$3,193	$4,972	$321,988	$—
Commercial tax-exempt	81,532	—	—	—	—	81,532	—
Owner occupied real estate	274,720	2,423	328	1,901	4,652	279,372	—
Commercial construction and land development	94,160	470	219	8,304	8,993	103,153	—
Commercial real estate	354,818	2,191	1,272	6,124	9,587	364,405	—
Residential	75,841	4,587	607	2,905	8,099	83,940	621
Consumer	199,671	1,314	350	943	2,607	202,278	71
Total	$1,397,758	$11,681	$3,859	$23,370	$38,910	$1,436,668	$692

The past due portfolio is constantly moving through collection efforts, restructuring when appropriate, charge-offs or through foreclosure. During the first nine months of 2012, $17.4 million of past due loans at December 31, 2011 improved to current status at September 30, 2012.  Additionally, $3.5 million and $2.0 million of those loans past due at December 31, 2011, were charged off or moved to foreclosed real estate, respectively. Another $22.8 million in current loans at December 31, 2011, became delinquent and were reported as past due at September 30, 2012. Out of the $22.8 million of loans that became past due after December 31, 2011, $7.9 million were 90 days past due or greater, $6.7 million were 60-89 days past due while the remainder, or $8.2 million, were 30-59 days past due at September 30, 2012.

Commercial and industrial had the most significant increase in past due status since December 31, 2011. Included in this change from current to past due status, were $8.6 million of commercial and industrial loans that were past due and impaired with a specific reserve of $3.4 million at September 30, 2012.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of September 30, 2012 and December 31, 2011 is detailed in the tables that follow.

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total

September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$4,161	$—	$1,747	$2,450	$—	$—	$—	$—	$8,358
Collectively evaluated for impairment	6,340	80	664	5,144	3,223	344	789	654	17,238
Total ALL	$10,501	$80	$2,411	$7,594	$3,223	$344	$789	$654	$25,596
Loans receivable:
Loans evaluated individually	$18,734	$—	$4,158	$17,908	$16,112	$4,115	$3,145	$—	$64,172
Loans evaluated collectively	328,365	88,934	270,077	89,403	377,070	78,874	208,095	—	1,440,818
Total loans receivable	$347,099	$88,934	$274,235	$107,311	$393,182	$82,989	$211,240	$—	$1,504,990

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,000	$—	$30	$2,600	$—	$—	$—	$—	$3,630
Collectively evaluated for impairment	7,400	79	699	5,240	3,241	435	831	65	17,990
Total ALL	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Loans receivable:
Loans evaluated individually	$15,504	$—	$7,492	$23,216	$12,117	$3,346	$1,829	$—	$63,504
Loans evaluated collectively	306,484	81,532	271,880	79,937	352,288	80,594	200,449	—	1,373,164
Total loans receivable	$321,988	$81,532	$279,372	$103,153	$364,405	$83,940	$202,278	$—	$1,436,668

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

Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of non-payment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the value of the collateral and other factors.

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

The following tables summarize the transactions in the ALL for the three and nine months ended September 30, 2012 and 2011:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at July 1	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158
Provision charged to operating expenses	398	6	294	(762)	1,609	101	301	553	2,500
Recoveries of loans previously charged-off	15	—	—	64	55	3	20	—	157
Loans charged-off	(487)	—	—	(625)	(1,580)	(198)	(329)	—	(3,219)
Balance at September 30	$10,501	$80	$2,411	$7,594	$3,223	$344	$789	$654	$25,596

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	2,832	1	1,766	464	1,749	168	381	589	7,950
Recoveries of loans previously charged-off	216	—	8	513	85	4	65	—	891
Loans charged-off	(947)	—	(92)	(1,223)	(1,852)	(263)	(488)	—	(4,865)
Balance at September 30	$10,501	$80	$2,411	$7,594	$3,223	$344	$789	$654	$25,596

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2011
Balance at July 1	$8,951	$81	$994	$5,391	$5,035	$438	$773	$60	$21,723
Provision charged to operating expenses	4,841	(3)	(58)	8,781	(119)	16	302	(10)	13,750
Recoveries of loans previously charged-off	21	—	1	—	2	—	19	—	43
Loans charged-off	(3,909)	—	(252)	(7,532)	(199)	(46)	(271)	—	(12,209)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2011
Balance at January 1	$9,679	$86	$910	$5,420	$4,002	$442	$702	$377	$21,618
Provision charged to operating expenses	4,973	(8)	28	10,134	1,384	84	974	(327)	17,242
Recoveries of loans previously charged-off	74	—	1	—	10	29	53	—	167
Loans charged-off	(4,822)	—	(254)	(8,914)	(677)	(147)	(906)	—	(15,720)
Balance at September 30	$9,904	$78	$685	$6,640	$4,719	$408	$823	$50	$23,307

The following table presents information regarding the Company's impaired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$11,185	$17,312	$—	$14,504	$19,672	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	1,917	2,706	—	7,000	8,845	—
Commercial construction and land development	10,044	11,682	—	11,203	19,756	—
Commercial real estate	16,112	17,836	—	12,117	12,390	—
Residential	4,115	4,375	—	3,346	3,729	—
Consumer	3,145	3,362	—	1,829	2,168	—
Total impaired loans with no related allowance	46,518	57,273	—	49,999	66,560	—
Loans with an allowance recorded:
Commercial and industrial	7,549	8,549	4,161	1,000	1,000	1,000
Owner occupied real estate	2,241	2,241	1,747	492	659	30
Commercial construction and land development	7,864	7,864	2,450	12,013	12,013	2,600
Total impaired loans with an allowance recorded	17,654	18,654	8,358	13,505	13,672	3,630
Total impaired loans:
Commercial and industrial	18,734	25,861	4,161	15,504	20,672	1,000
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	4,158	4,947	1,747	7,492	9,504	30
Commercial construction and land development	17,908	19,546	2,450	23,216	31,769	2,600
Commercial real estate	16,112	17,836	—	12,117	12,390	—
Residential	4,115	4,375	—	3,346	3,729	—
Consumer	3,145	3,362	—	1,829	2,168	—
Total impaired loans	$64,172	$75,927	$8,358	$63,504	$80,232	$3,630

Compared to December 31, 2011, $27.7 million of impaired loans without a specific reserve remained impaired without a specific reserve at September 30, 2012.  Metro also had $11.1 million of impaired loans with specific reserves at December 31, 2011 that remained impaired with a specific reserve at September 30, 2012.  A total of $15.4 million of loans were downgraded and deemed to be impaired subsequent to December 31, 2011 while $9.3 million in loans had credit improvements and were no longer considered impaired at September 30, 2012. Of the $15.4 million deemed impaired in 2012, $5.4 million, relating to relationships over $1.0 million, were new to the criticized/classified loan portfolio during 2012.  For loans deemed impaired with relationships under $1.0 million, there were 55 loans spanning across all categories with an aggregate total of $8.0 million.

Subsequent to December 31, 2011, $5.0 million of impaired loans were either charged off or the real estate was foreclosed.  During the first nine months of 2012, principal on impaired loans has also been reduced by payments made by borrowers. In addition, two loans in one relationship totaling $4.5 million were recategorized from commercial construction and land development to commercial real estate as a result of the loans becoming permanent mortgages. This change accounts for the majority of the decrease commercial construction and land development and the increase in commercial real estate from December 31, 2011 to September 30, 2012.

The following table presents additional information regarding the Company's impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$11,921	$48	$8,898	$7	$12,042	$140	$14,112	$98
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	2,379	27	3,684	33	4,465	150	5,067	133
Commercial construction and land development	9,682	166	10,616	38	10,668	417	11,602	153
Commercial real estate	12,238	79	9,510	19	11,699	175	8,176	29
Residential	4,270	13	3,209	—	3,946	31	3,592	—
Consumer	2,632	6	1,571	—	2,301	8	1,956	—
Total impaired loans with no related allowance	43,122	339	37,488	97	45,121	921	44,505	413
Loans with an allowance recorded:
Commercial and industrial	8,106	—	8,483	—	4,709	—	8,655	—
Owner occupied real estate	2,036	—	—	—	1,436	—	495	—
Commercial construction and land development	11,524	—	4,019	—	12,552	—	3,911	—
Commercial real estate	—	—	1,024	—	—	—	341	—
Total impaired loans with an allowance recorded	21,666	—	13,526	—	18,697	—	13,402	—
Total impaired loans:
Commercial and industrial	20,027	48	17,381	7	16,751	140	22,767	98
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	4,415	27	3,684	33	5,901	150	5,562	133
Commercial construction and land development	21,206	166	14,635	38	23,220	417	15,513	153
Commercial real estate	12,238	79	10,534	19	11,699	175	8,517	29
Residential	4,270	13	3,209	—	3,946	31	3,592	—
Consumer	2,632	6	1,571	—	2,301	8	1,956	—
Total impaired loans	$64,788	$339	$51,014	$97	$63,818	$921	$57,907	$413

Impaired loans averaged approximately $63.8 million and $57.9 million for the nine months ended September 30, 2012 and 2011, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this footnote. Interest income continued to accrue on impaired loans that were still accruing and totaled $921,000 and $413,000 for the nine months ended September 30, 2012 and 2011, respectively.

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
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended September 30, 2012 and December 31, 2011. There were no loans classified as doubtful for the periods ended September 30, 2012 or December 31, 2011.

	September 30, 2012
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$303,421	$6,936	$19,609	$17,133	$347,099
Commercial tax-exempt	88,934	—	—	—	88,934
Owner occupied real estate	257,162	4,308	9,535	3,230	274,235
Commercial construction and land development	87,130	5,338	8,017	6,826	107,311
Commercial real estate	377,713	1,722	9,176	4,571	393,182
Total	$1,114,360	$18,304	$46,337	$31,760	$1,210,761

	December 31, 2011
(in thousands)	Pass Rated Loans	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$280,884	$9,176	$21,766	$10,162	$321,988
Commercial tax-exempt	77,657	3,875	—	—	81,532
Owner occupied real estate	263,001	2,887	10,589	2,895	279,372
Commercial construction and land development	76,374	3,071	15,197	8,511	103,153
Commercial real estate	349,786	794	6,005	7,820	364,405
Total	$1,047,702	$19,803	$53,557	$29,388	$1,150,450

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$79,840	$3,149	$82,989
Consumer	208,936	2,304	211,240
Total	$288,776	$5,453	$294,229

	December 31, 2011
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$81,028	$2,912	$83,940
Consumer	200,449	1,829	202,278
Total	$281,477	$4,741	$286,218

A troubled debt restructuring (TDR) is a loan of which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater chance of collecting the indebtedness from the borrower.  Concessions could include, but are not limited to: interest rate reductions, multiple and/or significant maturity extensions or principal forgiveness. An additional benefit to the Bank in granting a concession is to possibly avoid foreclosure or repossession of loan collateral at a time when collateral values are low.

The following table presents new TDRs, with the recorded investment at the time of restructure, being the same pre-modification and post-modification, modified during the three and nine month periods ended September 30, 2012 and 2011.

	New TDRs for the Three Months Ended				New TDRs for the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial	1	$3,404	1	$555	2	$4,666	4	$12,597
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	—	—	1	87	—	—	1	87
Commercial construction and land development	1	3,546	18	11,234	6	6,942	18	11,234
Commercial real estate	1	3,275	5	3,385	2	3,343	5	3,385
Residential	1	49	1	79	3	524	2	273
Consumer	2	664	—	—	4	859	—	—
Total	6	$10,938	26	$15,340	17	$16,334	30	$27,576

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time or a change in the amortization period. The following tables present the number of contracts and balances at the time the loans were converted to a TDR status by concession type for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Combination of Concessions
Three Months Ended
September 30, 2012
Commercial and industrial:
Number of Contracts	—	—	—	1	—	—
Balance at time of TDR	$—	$—	$—	$3,404	$—	$—
Commercial construction and land development:
Number of Contracts	—	—	—	—	—	1
Balance at time of TDR	$—	$—	$—	$—	$—	$3,546
Commercial real estate:
Number of Contracts	—	—	—	—	—	1
Balance at time of TDR	$—	$—	$—	$—	$—	$3,275
Residential:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$49	$—	$—	$—	$—	$—
Consumer:
Number of Contracts	2	—	—	—	—	—
Balance at time of TDR	$664	$—	$—	$—	$—	$—
Totals:
Number of Contracts	3	—	—	1	—	2
Balance at time of TDR	$713	$—	$—	$3,404	$—	$6,821

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Combination of Concessions
Three Months Ended
September 30, 2011
Commercial and industrial:
Number of Contracts	1	—	—	—	—	—
Balance at time of TDR	$555	$—	$—	$—	$—	$—
Owner occupied real estate:
Number of Contracts	—	1	—	—	—	—
Balance at time of TDR	$—	$87	$—	$—	$—	$—
Commercial construction and land development:
Number of Contracts	17	1	—	—	—	—
Balance at time of TDR	$11,003	$231	$—	$—	$—	$—
Commercial real estate:
Number of Contracts	—	1	—	—	4	—
Balance at time of TDR	$—	$93	$—	$—	$3,292	$—
Residential:
Number of Contracts	—	—	—	—	—	1
Balance at time of TDR	$—	$—	$—	$—	$—	$79
Totals:
Number of Contracts	18	3	—	—	4	1
Balance at time of TDR	$11,558	$411	$—	$—	$3,292	$79

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Combination of Concessions
Nine Months Ended
September 30, 2012
Commercial and industrial:
Number of Contracts	1	—	—	1	—	—
Balance at time of TDR	$1,262	$—	$—	$3,404	$—	$—
Commercial construction and land development:
Number of Contracts	5	—	—	—	—	1
Balance at time of TDR	$3,396	$—	$—	$—	$—	$3,546
Commercial real estate:
Number of Contracts	1	—	—	—	—	1
Balance at time of TDR	$68	$—	$—	$—	$—	$3,275
Residential:
Number of Contracts	2	—	—	—	—	1
Balance at time of TDR	$329	$—	$—	$—	$—	$195
Consumer:
Number of Contracts	4	—	—	—	—	—
Balance at time of TDR	$859	$—	$—	$—	$—	$—
Totals:
Number of Contracts	13	—	—	1	—	3
Balance at time of TDR	$5,914	$—	$—	$3,404	$—	$7,016

(dollars in thousands)	Granting a Material Extension of Time	Forbearance Agreement	Accepting Interest Only for a Period of Time	Adjusting the Interest Rate	Change in Amortization Period	Combination of Concessions
Nine Months Ended
September 30, 2011
Commercial and industrial:
Number of Contracts	1	3	—	—	—	—
Balance at time of TDR	$555	$12,042	$—	$—	$—	$—
Owner occupied real estate:
Number of Contracts	—	1	—	—	—	—
Balance at time of TDR	$—	$87	$—	$—	$—	$—
Commercial construction and land development:
Number of Contracts	17	1	—	—	—	—
Balance at time of TDR	$11,003	$231	$—	$—	$—	$—
Commercial real estate:
Number of Contracts	—	1	—	—	4	—
Balance at time of TDR	$—	$93	$—	$—	$3,292	$—
Residential:
Number of Contracts	—	—	1	—	—	1
Balance at time of TDR	$—	$—	$194	$—	$—	$79
Totals:
Number of Contracts	18	6	1	—	4	1
Balance at time of TDR	$11,558	$12,453	$194	$—	$3,292	$79

The following table represents loans receivable modified as TDRs within the 12 months previous to September 30, 2012 and 2011, respectively, which subsequently defaulted during the three and nine month periods ended September 30, 2012 and 2011, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

Troubled Debt Restructurings That Subsequently Payment Defaulted:	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$2	—	$—	2	$177	2	$8,135
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	—	—	—	—	—	—	—	—
Commercial construction and land development	—	—	—	—	4	2,575	1	219
Commercial real estate	—	—	—	—	2	1,011	—	—
Residential	1	65	—	—	3	609	1	187
Consumer	—	—	—	—	1	178	—	—
Total	2	$67	—	$—	12	$4,550	4	$8,541

Of the 12 contracts that subsequently payment defaulted during the nine month period ended September 30, 2012, seven contracts totaling $3.0 million were still in payment default at September 30, 2012. Three of the seven contracts totaling $2.4 million were less than 30 days past due.

All TDRs are considered impaired and, therefore, are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate the customers' normal course of business transactions. The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities. The Company generally requires collateral and/or personal guarantees to support these commitments. Many loan commitments and standby letters of credit expire without being funded in whole or in part. The Company had $35.6 million and $36.5 million of standby letters of credit at September 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. There was no current amount of liability at September 30, 2012 or December 31, 2011 under standby letters of credit issued.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. At September 30, 2012, the Company had $451.2 million in total unused commitments, including the standby letters of credit. Management does not anticipate any material losses as a result of these transactions.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at September 30, 2012 by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Residential MBSs	$69,039	$—	$69,039	$—
Agency CMOs	509,025	—	509,025	—
Private-label CMOs	2,510	—	2,510	—
Corporate debt securities	14,558	—	14,558	—
Municipal securities	24,278	—	24,278	—
Securities available for sale	$619,410	$—	$619,410	$—

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

As of September 30, 2012 and December 31, 2011, the Company did not have any liabilities that were measured at fair value on a recurring basis.

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

At September 30, 2012, the cumulative fair value of eight impaired loans with individual allowance allocations totaled $9.3 million, net of valuation allowances of $8.4 million and the fair value of impaired loans that were partially charged off during the first nine months of 2012 totaled $4.9 million, net of charge-offs of $2.8 million. At December 31, 2011, the cumulative fair value of four impaired loans with individual allowance allocations totaled $9.9 million, net of valuation allowances of $3.6 million and impaired loans that were partially charged off during 2011 totaled $1.2 million, net of charge-offs of $10.1 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The carrying value of foreclosed assets, with valuation allowances recorded subsequent to initial foreclosure, was $104,000 and $3.0 million at September 30, 2012 and December 31, 2011, respectively, which are net of valuation allowances of $70,000 and $1.8 million that were established in 2012 and 2011, respectively.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Impaired loans with specific allocation	$9,296	$—	$—	$9,296
Impaired loans net of partial charge-offs	4,937	—	—	4,937
Foreclosed assets	104	—	—	104
Total	$14,337	$—	$—	$14,337

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Impaired loans with specific allocation	$9,875	$—	$—	$9,875
Impaired loans net of partial charge-offs	1,151	—	—	1,151
Foreclosed assets	3,041	—	—	3,041
Total	$14,067	$—	$—	$14,067

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1 and 2 or between levels 2 and 3 for the nine months ended September 30, 2012.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at September 30, 2012 and December 31, 2011:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the nine months ended September 30, 2012 or the year ended December 31, 2011.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at September 30, 2012 and December 31, 2011.

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2012 and December 31, 2011:

Fair Value Measurements at September 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$138,468	$138,468	$138,468	$—	$—
Securities	792,909	797,360	—	797,360	—
Loans held for sale	8,851	9,024	—	—	9,024
Loans, net	1,479,394	1,494,063	—	—	1,494,063
Restricted investments in bank stock	13,725	13,725	—	—	13,725
Accrued interest receivable	6,934	6,934	6,934	—	—
Financial liabilities:
Deposits	$2,243,932	$2,245,730	$—	$—	$2,245,730
Long-term debt	49,200	42,675	—	—	42,675
Accrued interest payable	273	273	273	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,073	$55,073
Securities	810,094	813,316
Loans held for sale	9,359	9,474
Loans, net	1,415,048	1,436,323
Restricted investments in bank stock	16,802	16,802
Accrued interest receivable	7,378	7,378
Financial liabilities:
Deposits	$2,071,574	$2,074,139
Short-term borrowings	65,000	65,000
Long-term debt	49,200	39,773
Accrued interest payable	487	487
Off-balance sheet instruments:
Standby letters of credit	$—	$—
Commitments to extend credit	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $1.4 million for the third quarter of 2012, compared to a tax benefit for federal income taxes of $3.3 million for the same period in 2011. The effective tax rate was 41% for the quarter ended September 30, 2012 and the effective tax benefit rate was 37% for the quarter ended September 30, 2011. The reason for the increase in the effective tax rate for the third quarter of 2012 over the previous two quarters was the $1.5 million paid during the third quarter of 2012 for a civil money penalty assessed against Metro Bank by the Federal Deposit Insurance Corporation (FDIC) which was not deductible for federal tax purposes. In addition, in 2011, the proportion of tax free income to the Company's earnings (loss) before taxes was higher; therefore a greater benefit was recognized. The Company's statutory tax rate was 34% in both the third quarters of 2012 and 2011.

The tax provision for federal income taxes was $3.4 million for the first nine months of 2012, compared to a tax benefit for federal income taxes of $2.3 million for the same period in 2011. The effective tax rates were 31% and 52% for the nine months ended September 30, 2012 and September 30, 2011, respectively. In 2011, the proportion of tax free income to the Company's earnings (loss) before taxes was higher; therefore a greater benefit was recognized. The Company's statutory tax rate was 34% in both the first nine months of 2012 and the first nine months of 2011.

At September 30, 2012, the Company had a net deferred tax asset of $3.0 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at September 30, 2012.

NOTE 9.	Subsequent Events

Terminated Consent Order

Metro Bank was informed on October 19, 2012, that the Federal Deposit Insurance Corporation (FDIC) terminated the Consent Order issued by the FDIC against the Bank on April 29, 2010. The Order terminating the Consent Order was dated October 16, 2012. The Order required the Bank to take all necessary steps, consistent with the Order and sound banking practices, to correct and prevent certain unsafe or unsound banking practices and violations of law or regulation alleged by the FDIC to have been committed by the Bank in connection with the Bank's anti-money laundering and Bank Secrecy Act program. The Order was issued pursuant to Section 8(b) of the Federal Deposit Insurance Act and accordingly, remained in effect until terminated by the FDIC.

Trust Capital Securities

On October 26, 2012, the Company repurchased and retired $8.0 million of 10% fixed rate Trust Capital Securities. These securities were issued in September 2001 and had a maturity date of September 2031. The Company recorded a one-time pre-tax charge of $140,000 related to this transaction. The reduction of the Company's interest expense for the fourth quarter of 2012 associated with this transaction will offset the above-mentioned one-time pre-tax charge. Going forward, the Company's interest expense associated with the Trust Capital Securities will be lower by $800,000 annually, on a pre-tax basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of September 30, 2012 compared to December 31, 2011 and statements of operations for the three months and the nine months ended September 30, 2012 compared to the same periods in 2011. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved. You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the effects of and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, including the duration of such policies;

•
general economic or business conditions, either nationally, regionally or in the communities in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

•
the effects of the pending "fiscal cliff," an unprecedented slate of tax hikes and federal government spending cuts set to take effect January 1, 2013, on economic and business conditions in general and our customers in particular;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers' ability to meet credit obligations;

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

•
impacts of customer deposit and withdrawal behavior on individual noninterest-bearing demand accounts with balances in excess of $250,000 if Congress fails to extend beyond December 31, 2012 the FDIC's ability to provide unlimited insurance coverage on such accounts;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally or through acquisitions and successful integration of new or acquired entities while controlling costs;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services;

•	interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems; and

•	our success at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

The Company recorded net income of $2.0 million, or $0.14 per common share, for the third quarter of 2012 compared to a net loss of $5.7 million, or $0.41 per common share, for the same period one year ago. Third quarter net income of $2.0 million was net of a nonrecurring expense of $1.5 million for a civil money penalty assessed against Metro Bank, the Company's subsidiary bank, by the FDIC. The penalty arose out of certain findings related to the Bank Secrecy Act (BSA) as set forth in regulatory examinations conducted in 2009 and 2010.

Third quarter and first nine months of 2012 highlights were as follows:

•
Net income for the first nine months of 2012 totaled $7.4 million, or $0.52 per common share, up $9.6 million, or $0.68 per common share, over the net loss of $2.2 million, or $0.16 per common share, recorded in the first nine months of 2011.

•
Total revenues for the third quarter of 2012 were $28.9 million, up $873,000, or 3%, over total revenues of $28.1 million for the same quarter one year ago. Total revenues for the first nine months of 2012 increased by $2.4 million, or 3%, over the same period in 2011.

•
The Company's net interest margin on a fully-taxable basis for the third quarter of 2012 was 3.85% compared to 3.77% for the third quarter of 2011. The Company's deposit cost of funds for the third quarter was 0.35% compared to 0.58% for the same period one year ago.

•	Noninterest expenses for the third quarter 2012 were $23.1 million, down $302,000, or 1%, compared to the third quarter one year ago. Noninterest expenses for the first nine months of 2012 were down $3.6 million, or 5%, from the first nine months of 2011, as the Company was able to reduce expenses in almost every category.

•	Total deposits increased to $2.24 billion, up $172.4 million, or 8% (non-annualized), for the first nine months of 2012.

•	Core deposits (all deposits excluding public fund time deposits) grew $156.9 million, or 8% (non-annualized), compared to December 31, 2011.

•	Net loans now total $1.48 billion, up $64.3 million, or 5% (non-annualized), for the first nine months of 2012.

•
Our allowance for loan losses totaled $25.6 million, or 1.70%, of total loans at September 30, 2012 as compared to $23.3 million, or 1.61%, of total loans at September 30, 2011. During the past twelve months the nonperforming loan coverage ratio has increased from 61% to 68%.

•	Nonperforming assets were 1.67% of total assets at September 30, 2012 compared to 1.73% of total assets at December 31, 2011.

•
Metro's capital levels at September 30, 2012 remain strong with a total risk-based capital ratio of 15.76%, a Tier 1 Leverage ratio of 10.18% and a tangible common equity to tangible assets ratio of 9.09%.

•	Stockholders' equity increased by $11.8 million, or 5% (non-annualized), for the first nine months of 2012 to $231.8 million. At September 30, 2012, the Company's book value per share was $16.33.

Summarized below are financial highlights for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

TABLE 1

	At or for the Three Months Ended			For the Nine Months Ended
(in millions, except per share data)	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change
Total assets	$2,538.4	$2,435.1	4%
Total loans (net)	1,479.4	1,421.3	4
Total deposits	2,243.9	2,059.4	9
Total stockholders' equity	231.8	219.3	6
Total revenues	$28.9	$28.1	3%	$87.4	$85.0	3%
Total noninterest expenses	23.1	23.4	(1)	68.7	72.3	(5)
Net income (loss)	2.0	(5.7)	135	7.4	(2.2)	439
Diluted net income (loss) per common share	0.14	(0.41)	134	0.52	(0.16)	425

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

Monthly, systematic reviews of our loan portfolios are performed to identify potential losses and assess the overall probability of collection. These reviews include an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover estimated potential losses in specific loan types. The estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

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

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy. Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (Level 3 measurements). The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity. Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of underlying collateral.

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

The Company assesses whether or not the deferred taxes will be realized in the future if it does not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more-likely-than-not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At September 30, 2012, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary largely based on projections of future taxable income. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2012 and 2011, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Third Quarter 2012 compared to Third Quarter 2011

Interest-earning assets averaged $2.29 billion for the third quarter of 2012, compared to $2.23 billion for the third quarter in 2011. For the quarter ended September 30, 2012, total loans receivable including loans held for sale, averaged $1.51 billion compared to $1.45 billion for the same quarter in 2011. For the same two quarters, total securities, including restricted investments in bank stock, averaged $779.7 million and $757.1 million, respectively.

The average balance of total deposits increased $109.8 million, or 6%, for the third quarter of 2012 over the third quarter of 2011. These deposits were used to fund loan originations, to purchase investment securities and to reduce short-term borrowings. Total interest-bearing deposits averaged $1.66 billion for the third quarter of 2012, compared to $1.60 billion for the third quarter one year ago and average noninterest-bearing deposits increased by $43.8 million, or 12%, to $417.1 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $69.0 million for the third quarter of 2012 versus $110.9 million for the same quarter of 2011.

The fully tax-equivalent yield on interest-earning assets for the third quarter of 2012 was 4.28%, a decrease of 13 basis points (bps) from the comparable period in 2011. This decrease resulted from a combination of lower yields on the Company's securities and loan receivable portfolios during the third quarter of 2012 as compared to the same period in 2011 as well as a shift in the mix of fixed versus floating interest rate assets. Floating rate loans represented approximately 58% of our total loans receivable portfolio at September 30, 2012 as compared to 50% of total loans receivable at September 30, 2011.

As a result of the current low level of interest rates, coupled with the Federal Reserve's currently stated intention to maintain this accommodating level of rates through at least mid-2015, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or decline further, throughout the remainder of 2012 and in 2013 as well.

The average rate paid on our total interest-bearing liabilities for the third quarter of 2012 was 0.55%, compared to 0.82% for the third quarter of 2011. Our deposit cost of funds decreased 23 bps from 0.58% in the third quarter of 2011 to 0.35% for the third quarter of 2012. The average rate paid on deposits decreased across all categories during the third quarter of 2012 compared to third quarter of 2011. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on certain interest checking and money market deposit accounts.

Both of these decreases were in response to the continued low level of general market interest rates. At September 30, 2012, $690.8 million, or 31%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR) or to an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 57 bps from 1.68% for the third quarter of 2011 to 1.11% for the third quarter of 2012.

The average cost of short-term borrowings was 0.24% for the third quarter of 2012 as compared to 0.20% for the third quarter of 2011. The higher average borrowing rate in 2012 reflected a lower level of low rate overnight borrowings. The average cost of long-term debt decreased from 5.33% for the third quarter of 2011 to 4.80% during the third quarter of 2012. This change was the result of the retirement of a $5.0 million trust capital debt security with an interest rate of 11.00% during the fourth quarter of 2011. The aggregate average cost of all funding sources for the Company was 0.45% for the third quarter of 2012, compared to 0.68% for the same quarter of the prior year.

On October 26, 2012, the Company repurchased and retired $8.0 million of 10% fixed rate Trust Capital Securities. These securities were issued in September 2001 and had a maturity date of September 2031. The Company recorded a one-time pretax charge of $140,000 related to this transaction. The reduction of the Company's interest expense for the fourth quarter of 2012 associated with this transaction will offset the above-mentioned one-time pretax charge. Going forward, the Company's interest expense associated with the Trust Capital Securities will be lower by $800,000 annually, on a pretax basis.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Interest-earning assets averaged $2.28 billion for the first nine months of 2012, compared to $2.18 billion for the same period in 2011. For the same two periods, total loans receivable including loans held for sale, averaged $1.48 billion in 2012 and $1.45 billion in 2011. Total securities, including restricted investments in bank stock, averaged $798.4 million and $724.5 million for the first nine months of 2012 and 2011, respectively.
The Company was able to fund the growth in earning assets over the past twelve months solely with the growth in deposits, allowing short-term borrowings to decrease. Total average deposits, including noninterest-bearing funds, increased by $141.1 million, or 7%, for the first nine months of 2012 over the same period of 2011 from $1.90 billion to $2.04 billion. Short-term borrowings averaged $95.0 million and $146.1 million in the first nine months of 2012 and 2011, respectively.

The fully tax-equivalent yield on interest-earning assets for the first nine months of 2012 was 4.33%, a decrease of 19 bps versus the comparable period in 2011. This decrease primarily resulted from the continued overall lower level of interest rates as yields declined for both investment securities and loans. The average fully-taxable equivalent yield on the investment portfolio fell 26 bps from 3.06% during the first nine months of 2011 to 2.80% during the first nine months of 2012 as the yields on new securities purchased in 2012 are lower than the yields on securities purchased in 2010 and 2011. The average fully-taxable equivalent yield on the loan portfolio declined 12 bps from 5.29% during the first nine months of 2011 to 5.17% during the first nine months of 2012, primarily as a result of the shift in the proportion of floating rate loans to fixed rate loans as previously mentioned.

The average rate paid on interest-bearing liabilities for the first nine months of 2012 was 0.59%, compared to 0.88% for the first nine months of 2011. Our deposit cost of funds decreased from 0.62% in the first nine months of 2011 to 0.39% for the same period in 2012. The aggregate cost of all funding sources was 0.48% for the first nine months of 2012, compared to 0.72% for the same period in 2011.

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

TABLE 2

	Three months ended,						Nine months ended,
	September 30, 2012			September 30, 2011			September 30, 2012			September 30, 2011
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$755,138	$5,094	2.70%	$757,090	$5,613	2.97%	$784,101	$16,332	2.78%	$724,493	$16,607	3.06%
Tax-exempt	24,572	225	3.67	—	—	—	14,285	405	3.78	—	—	—
Total securities	779,710	5,319	2.73	757,090	5,613	2.97	798,386	16,737	2.80	724,493	16,607	3.06
Federal funds sold	—	—	—	20,468	2	0.05	3,601	1	0.05	9,725	4	0.06
Total loans receivable	1,507,731	19,491	5.08	1,451,863	19,327	5.23	1,480,517	57,999	5.17	1,448,720	57,902	5.29
Total earning assets	$2,287,441	$24,810	4.28%	$2,229,421	$24,942	4.41%	$2,282,504	$74,737	4.33%	$2,182,938	$74,513	4.52%
Sources of Funds
Interest-bearing deposits:
Regular savings	$408,213	$367	0.36%	$332,147	$355	0.42%	$394,997	$1,088	0.37%	$328,885	$1,083	0.44%
Interest checking and money market	1,043,502	889	0.34	993,068	1,355	0.54	1,023,718	2,903	0.38	938,037	4,230	0.60
Time deposits	151,313	533	1.40	205,478	1,056	2.04	161,071	1,763	1.46	209,463	3,312	2.11
Public funds time	59,610	53	0.36	65,946	91	0.55	53,551	170	0.42	54,409	219	0.54
Total interest-bearing deposits	1,662,638	1,842	0.44	1,596,639	2,857	0.71	1,633,337	5,924	0.48	1,530,794	8,844	0.77
Short-term borrowings	69,041	43	0.24	110,935	57	0.20	95,041	170	0.23	146,070	394	0.36
Long-term debt	49,200	592	4.80	54,400	726	5.33	49,200	1,754	4.75	47,532	2,122	5.95
Total interest-bearing liabilities	1,780,879	2,477	0.55	1,761,974	3,640	0.82	1,777,578	7,848	0.59	1,724,396	11,360	0.88
Demand deposits (noninterest-bearing)	417,079			373,232			410,572			371,995
Sources to fund earning assets	2,197,958	2,477	0.45	2,135,206	3,640	0.68	2,188,150	7,848	0.48	2,096,391	11,360	0.72
Noninterest-bearing funds (net)	89,483			94,215			94,354			86,547
Total sources to fund earning assets	$2,287,441	$2,477	0.43%	$2,229,421	$3,640	0.65%	$2,282,504	$7,848	0.46%	$2,182,938	$11,360	0.69%
Net interest income and margin on a tax-equivalent basis		$22,333	3.85%		$21,302	3.77%		$66,889	3.87%		$63,153	3.83%
Tax-exempt adjustment		555			527			1,525			1,544
Net interest income and margin		$21,778	3.75%		$20,775	3.67%		$65,364	3.78%		$61,609	3.73%

Other Balances:
Cash and due from banks	$56,959			$44,322			$47,485			$43,849
Other assets	96,105			103,794			99,118			103,503
Total assets	2,440,505			2,377,537			2,429,107			2,330,290
Other liabilities	12,128			20,855			13,719			19,745
Stockholders' equity	230,419			221,476			227,238			214,154

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

Net interest income, on a fully tax-equivalent basis, for the third quarter of 2012 increased by $1.0 million, or 5%, over the same period in 2011. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $24.8 million and $24.9 million for the third quarters of 2012 and 2011, respectively. Interest income on loans receivable including loans held for sale, increased by $164,000 from the third quarter of 2011 from $19.3 million to $19.5 million. This was the result of a 4% increase in the volume of average loans outstanding offset by a decrease of 15 bps in the yield on the total loan portfolio compared to the third quarter one year ago. Interest income on the investment securities portfolio decreased by $294,000, or 5%, for the third quarter of 2012 as compared to the same period last year. The average balance of the investment portfolio increased $22.6 million, or 3%, for the third quarter of 2012 over the third quarter of 2011, which helped to offset the impact of a 24 bps decrease in the average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with significantly lower credit risk.

Total interest expense for the third quarter decreased $1.2 million, or 32%, from $3.6 million in 2011 to $2.5 million in 2012. Interest expense on deposits for the quarter decreased by $1.0 million, or 36%, from the third quarter of 2011. Interest expense on short-term borrowings and long-term debt in the aggregate, decreased by $148,000, or 19%, primarily due to the retirement of the $5.0 million trust capital debt security with an interest rate of 11.00%, which occurred late in the fourth quarter 2011.

Net interest income, on a fully tax-equivalent basis, for the first nine months of 2012 increased by $3.7 million, or 6%, over the same period in 2011. Interest income on interest-earning assets totaled $74.7 million for the first nine months of 2012, an increase of $224,000, compared to the same period in 2011. The increase in interest income earned was the result of an increase in the average balance of investment securities and loans receivable that helped to offset a 19 bp decrease in the yield on earning assets due to the continued low interest rate environment that has existed over the past several years. Total interest expense for the first nine months decreased $3.5 million, or 31%, from $11.4 million in 2011 to $7.8 million in 2012. Interest expense on deposits decreased by $2.9 million, or 33%, for the first nine months of 2012 versus the same period of 2011. Interest expense on short-term borrowings decreased by $224,000 for the first nine months of 2012 compared to the same period in 2011 and interest expense on long-term debt totaled $1.8 million for the first nine months of 2012, as compared to $2.1 million for the first nine months of 2011. The decrease in interest expense on long-term debt was primarily the result of the previously mentioned retirement of a $5.0 million trust capital debt security with an interest rate of 11.00%, offset partially by the addition of a $25.0 million two-year borrowing with an interest rate of 1.01% from the FHLB at the end of the first quarter 2011. Overall, the decreases in the average rate earned on interest earning assets and interest expense directly relate to the lower level of general market interest rates present in the first nine months of 2012 compared to the first nine months of 2011.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.73% during the third quarter of 2012 compared to 3.59% during the same period in the previous year and was 3.74% during the first nine months of 2012 versus 3.64% during the first nine months of 2011. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin increased 8 bps, from 3.77% for the third quarter of 2011 to 3.85% for the third quarter of 2012, as a result of the decrease in the cost of funding sources, partially offset by the decreased yield on interest-earning assets as previously discussed. For the first nine months of 2012 and 2011, the fully tax-equivalent net interest margin was 3.87% and 3.83%, respectively.

Despite the continued low interest rate environment, the Company was able to increase its net interest rate spread and net interest margin for both the three and nine months ended September 30, 2012 over the comparable periods of 2011 as a result of decreasing its cost of funding sources by a greater magnitude than it experienced in the reduction of its earning asset yields.

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

TABLE 3

	Three Months Ended			Nine Months Ended
	Increase (Decrease)			Increase (Decrease)
2012 versus 2011	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$(99)	$(420)	$(519)	$1,052	$(1,327)	$(275)
Tax-exempt	113	112	225	203	202	405
Federal funds sold	(1)	(1)	(2)	(3)	—	(3)
Interest on loans receivable	679	(515)	164	1,733	(1,636)	97
Total interest income	692	(824)	(132)	2,985	(2,761)	224
Interest on deposits:
Regular savings	75	(63)	12	217	(212)	5
Interest checking and money market	8	(474)	(466)	131	(1,458)	(1,327)
Time deposits	(233)	(290)	(523)	(712)	(837)	(1,549)
Public funds time	(6)	(32)	(38)	(3)	(46)	(49)
Short-term borrowings	(21)	7	(14)	(114)	(110)	(224)
Long-term debt	(116)	(18)	(134)	(295)	(73)	(368)
Total interest expense	(293)	(870)	(1,163)	(776)	(2,736)	(3,512)
Net increase (decrease)	$985	$46	$1,031	$3,761	$(25)	$3,736

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 is a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $2.5 million to the ALL for the third quarter of 2012 as compared to $13.8 million for the third quarter of 2011. Nonperforming assets at September 30, 2012 totaled $42.3 million, or 1.67%, of total assets, up $415,000, or 1%, from $41.9 million, or 1.73%, of total assets at December 31, 2011 and down $3.2 million, or 7%, from $45.5 million, or 1.87%, of total assets at September 30, 2011. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the third quarter of 2012 decreased by $130,000, or 2%, from the same period in 2011. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges, totaled $6.8 million for the third quarter of 2012, an decrease of $276,000, or 4%, from the third quarter of 2011. Gains on sales of loans, solely comprised of residential loans sold on the secondary market, totaled $352,000 for the third quarter of 2012 versus $162,000 for the same period in 2011. The increase in gains primarily relate to an increase in number of loans sold. A net loss of $37,000 was recognized on the sale of securities during the third quarter of 2012 compared to a $7,000 gain of the sale of securities which was recognized in the same period of 2011.

Noninterest income for the first nine months of 2012 decreased by $1.3 million, or 6%, from the same period in 2011. Service charges, fees and other operating income decreased $72,000, from $20.9 million for the first nine months of 2011 to $20.8 million in the first nine months of 2012. Gains on the sale of loans were $953,000 during the first nine months of 2012 compared to $2.5 million in the same period of 2011. Metro did not record any gains on the sale of Small Business Administration (SBA) loans during the first nine months of 2012 compared to $1.9 million of gains on such sales in the first nine months of 2011. This decrease was partially offset by an increase in the volume of residential loans sold. Partially offsetting noninterest income for the first nine months of 2012 was a $649,000 charge for OTTI on private-label CMOs in the Bank's investment portfolio compared to a $315,000 charge for the first nine months of 2011.  The Company recognized net gains of $959,000 on sales of securities during the first nine months of 2012 compared to net gains of $350,000 in the first nine months of 2011.

Noninterest Expenses

Third Quarter 2012 compared to Third Quarter 2011

Noninterest expenses decreased by $302,000, or 1%, for the third quarter of 2012 compared to the same period in 2011 as a result of a lower level of expenses in most major categories. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2012 and September 30, 2011 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $92,000, or 1%, for the third quarter of 2012 compared to the third quarter of 2011.

Furniture and equipment decreased $127,000, or 10%, for the third quarter of 2012 compared to the third quarter of 2011. Certain equipment of the Bank became fully depreciated early in 2012 which in turn reflects less depreciation expense in the third quarter of 2012.

Regulatory assessments and related costs for the third quarter 2012 totaled $1.8 million and were $932,000 higher than the same period of 2011. The increase was the result of a nonrecurring expense of $1.5 million for a civil money penalty assessed against the Bank by the FDIC during the third quarter of 2012. The penalty arose out of certain findings related to the BSA as set forth in regulatory examinations conducted in 2009 and 2010. Excluding the nonrecurring cost, total all other regulatory costs and assessments were $347,000 for the third quarter of 2012; down $568,000, or 62%, compared to the third quarter one year ago.

Loan expense totaled $339,000 for the third quarter of 2012, a decrease of $182,000, or 35%, from the third quarter of 2011. Third quarter 2011 expenses were uncharacteristically high due to expenses associated with loans in process of collection and other loan related costs.

Foreclosed real estate expenses totaled $399,000 during the third quarter of 2012, a decrease of $576,000, or 59%, from the same quarter in 2011. The Company recorded a $700,000 write-down during the third quarter of 2011 on a large foreclosed asset property which the Company no longer owns.

Consulting expenses decreased by $75,000, or 22%, during the third quarter of 2012 compared to the same quarter in 2011. The decrease is related to the much lower need for such services in 2012 compared to the level utilized during the third quarter 2011 in assisting the Bank with its procedures and controls to ensure compliance with the BSA.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

For the first nine months of 2012, noninterest expenses decreased by $3.6 million, or 5%, compared to the first nine months of 2011. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first nine months of 2012 were $30.7 million, a decrease of $21,000 compared to the first nine months of 2011.

Occupancy expenses totaled $6.2 million for the first nine months of 2012, a decrease of $673,000, or 10%, from the first nine months of 2011. This decrease resulted from lower levels in 2012 of costs associated with utilities, building maintenance, landscaping and snow removal as compared to the first nine months of 2011. Also, the Company recaptured $124,000 of land rent expense during the second quarter of 2012 which had been expensed over previous years. This was associated with the Bank's purchase of the land that one of its stores is built on and the coinciding cancellation of the lease associated with this land.

Furniture and equipment expenses decreased $494,000, or 12%, from the first nine months of 2011 due to a loss on the disposal of certain fixed assets during the second quarter of 2011 which were no longer being utilized and were disposed of. Additionally, certain equipment of the Bank has fully depreciated in the first quarter of 2012 which in turn reflects less depreciation expense in the first nine months of 2012.

Data processing expenses totaled $9.9 million, a decrease of $609,000, or 6%, for the first nine months of 2012 from the nine months ended September 30, 2011. During 2011, the Company experienced one-time service charges from a third party vendor which it did not have in 2012. Additionally, Metro obtained lower pricing for item processing costs during the second quarter of 2012 for various electronic transactions.

Regulatory assessments and related fees of $3.5 million during the first nine months of 2012 were $666,000, or 23%, higher compared to the same period in 2011. This was the result of the $1.5 million nonrecurring civil money penalty as discussed above, partially offset by lower FDIC insurance premiums in 2012 compared to 2011.

Loan expense totaled $1.0 million for the first nine months of 2012, an increase of $102,000, or 11%, compared to the same period in 2011. The Bank has experienced an increase in mortgage and credit card applications in 2012 compared to 2011 therefore increasing credit report expenses. In addition, there has been higher legal expenses related to certain problem loans compared to that experienced in 2011.

Foreclosed real estate expenses of $1.5 million decreased by $502,000, or 25%, during the first nine months of 2012 compared to the same period in 2011. Metro recorded two write-downs on one foreclosed asset property totaling $1.6 million during the first nine months of 2011 and incurred a $640,000 pretax loss on sale of that same property during the first nine months of 2012.

Branding expense decreased $1.8 million, from the first nine months of 2011 as a result of significant expenses incurred in 2011 related to the Company's rebranding and logo modifications. Metro does not anticipate any additional expenses related to its logo modifications in future periods.

Consulting fees decreased by $398,000, or 34%, during the first nine months of 2012 compared to the same period one year ago. The decrease is related to the much lower need for such services in 2012 compared to the level utilized in 2011 in assisting the Bank with its procedures and controls to ensure compliance with the BSA.

Bank shares tax increased $105,000, or 8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of the growth of the Bank's balance sheet which is used in the bank shares tax formula.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses (less nonrecurring) to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2012 and 2011 this ratio equaled 2.35% and 2.67%, respectively. For the nine-month period ended September 30, 2012, the ratio equaled 2.48% compared to 2.70% for the nine-month period ended September 30, 2011.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses (less nonrecurring) to net interest income plus noninterest income (less nonrecurring). For the quarter ended September 30, 2012, the operating efficiency ratio was 74.5%, compared to 83.0% for the same period in 2011. The decrease in the operating efficiency ratio for the third quarter of 2012 versus the third quarter of 2011 relates to an 8% decrease in total noninterest expense (excluding nonrecurring) partially offset by a 2% decrease in noninterest income. This ratio equaled 76.8% for the first nine months of 2012, compared to 82.9% for the first nine months of 2011. The decrease for the nine months ended September 30, 2012 versus September 30, 2011 was due to a slight increase in total revenues combined with a 7% decrease in noninterest expenses (excluding nonrecurring).

Provision (Benefit) for Federal Income Taxes

The provision for federal income taxes was $1.4 million for the third quarter of 2012, compared to a tax benefit of $3.3 million for the same period in 2011. For the nine months ended September 30, the tax expense was $3.4 million for 2012 compared to a tax benefit of $2.3 million in 2011. The Company's statutory tax rate was 34% in both 2012 and 2011. The effective tax rates were 41% and 37% for the respective quarters and 31% and 52% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The reason for the increase in the effective tax rate for the third quarter of 2012 over the previous two quarters was the $1.5 million paid during the third quarter of 2012 for a civil money penalty which was not deductible for federal tax purposes. In addition, in 2011, the proportion of tax free income to the Company's earnings (loss) before taxes was higher; therefore a greater benefit was recognized. The proportion of tax free income to the Company's earnings (loss) before taxes was higher during the first nine months of 2011 compared to the same period of 2012; therefore a greater benefit was recognized.

Net Income (Loss) and Net Income (Loss) per Common Share

Net income for the third quarter of 2012 was $2.0 million, compared to a net loss of $5.7 million recorded in the third quarter of 2011. The 135% increase was primarily due to an $11.3 million decrease in the provision for loan losses. In addition there was a $1.0 million increase in net interest income and a $302,000 decrease in noninterest expenses partially offset by an $130,000 decrease in noninterest income and a $4.7 million increase in the provision for income taxes. The third quarter net income was net of a nonrecurring, non-tax deductible expense of $1.5 million for a civil money penalty assessed against Metro Bank by the FDIC as discussed previously.

Net income for the first nine months of 2012 was $7.4 million, an increase of $9.6 million, compared to a $2.2 million net loss recorded in the first nine months of 2011. The higher net income in 2012 was due to a $9.3 million decrease in the provision for loan losses, a $3.8 million increase in net interest income and a $3.6 million decrease in noninterest expenses, partially offset by a $1.3 million decrease in noninterest income and a $5.7 million increase in the provision for income taxes. The net income for the first nine months was net of the nonrecurring civil money penalty of $1.5 million as mentioned above.

Basic and fully-diluted net income per common share was $0.14 for the third quarter of 2012, compared to basic and diluted net loss per common share of $0.41 for the third quarter of 2011. For the first nine months of 2012, basic and fully-diluted net income per common share was $0.52 compared to basic and diluted net loss per common share of $0.16 for the nine months ended September 30, 2011.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2012 was 0.32%, compared to (0.95)% for the third quarter of 2011. The ROA for the first nine months in 2012 and 2011 was 0.41% and (0.13)%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income (loss) on the capital invested by our stockholders. ROE is calculated by dividing annualized net income (loss) by average stockholders' equity. The ROE was 3.44% for the third quarter of 2012, compared to (10.24)% for the third quarter of 2011. The ROE for the first nine months of 2012 was 4.37%, compared to (1.37)% for the first nine months of 2011.

FINANCIAL CONDITION

Securities

During the first nine months of 2012, the total investment securities portfolio decreased by $17.2 million from $810.1 million to $792.9 million. The unrealized gain/loss position on AFS securities improved by $5.5 million from an unrealized gain of $5.8 million at December 31, 2011 to an unrealized gain of $11.3 million at September 30, 2012, as falling interest rates help push up the fair market value of securities within the Bank's portfolio.

Securities with a market value of $257.4 million were sold during the first nine months of 2012 with the Bank realizing net pretax gains of $959,000. The securities sold included one agency CMO and four mortgage-backed securities (MBSs) with a combined fair market value of $4.8 million and a carrying value of $4.5 million that had been classified as held to maturity but were sold as their current face had fallen below 15% of the original purchase amount.

During the first nine months of 2012, the fair value of the Bank's AFS securities portfolio increased by $5.9 million, from $613.5 million at December 31, 2011 to $619.4 million at September 30, 2012. The change was a result of $251.9 million of securities sold, principal pay downs of $87.5 million and calls of $37.5 million and premium amortization, partially offset by purchases of new securities totaling $379.0 million as well as the above-mentioned $5.5 million improvement in net unrealized gains.

Purchase and sale activity during the first nine months of 2012 was higher than normal for the Company due in large part to a portfolio strategy designed to remove some of the lower-yielding bonds from the investment portfolio and/or capture value on accelerating prepayments. Implementing this strategy helped to somewhat mitigate the overall impact from generally falling interest rates.

The unrealized gain on securities available for sale included in stockholders' equity at September 30, 2012 totaled $7.4 million, net of tax, compared to $3.8 million at December 31, 2011. The AFS portfolio is comprised of agency residential MBSs, agency CMOs, municipal bonds and corporate debt securities. The weighted-average life of the AFS portfolio was approximately 3.0 years at September 30, 2012 compared to 2.8 years at December 31, 2011. The duration was 2.7 years at September 30, 2012 compared to 2.5 years at December 31, 2011. The current weighted-average yield was 2.45% at September 30, 2012 and 2.62% at December 31, 2011. The lengthening of both average life and duration was primarily the result of new purchases of longer-term municipal bonds.

During the first nine months of 2012, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $23.1 million from $196.6 million to $173.5 million. The decrease was the result of $4.5 million of securities sold, principal pay downs of $18.7 million and $122.7 million of called bonds that were partially offset by new purchases totaling $122.8 million. The securities held in this portfolio include U.S. government agency debentures, agency MBSs, agency CMOs, municipal bonds and corporate debt securities. The weighted-average life of the HTM portfolio at September 30, 2012 and December 31, 2011 was 1.4 years. The duration was 1.1 years at September 30, 2012 and December 31, 2011. The current weighted-average yield was 3.14% at September 30, 2012 compared to 3.56% at December 31, 2011. Both the average life and duration of the portfolio are significantly impacted by the callable agency debentures. As the general level of interest rates falls, the bonds are assumed more likely to be called, resulting in a shorter average life and duration. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity.

The unrealized losses in the Company's investment portfolio at September 30, 2012 were comprised of three government agency sponsored CMOs, and four investment-grade corporate debt securities.

See the detailed discussion in Note 3 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential mortgage loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. Held for sale loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 45 - 60 days of funding. At September 30, 2012 and December 31, 2011, there were no past due or impaired residential mortgage loans held for sale. At September 30, 2012 there was $406,000 of student loans held for sale that were past due.

Total loans held for sale were $8.9 million at September 30, 2012 and $9.4 million at December 31, 2011. At September 30, 2012, loans held for sale were comprised of $4.0 million of student loans and $4.9 million of residential mortgages as compared to $5.2 million of student loans and $4.2 million of residential mortgages at December 31, 2011. The decrease in residential mortgages held for sale was the result of principal sales of mortgage loans of $54.6 million partially offset by $54.1 million in mortgage loan originations during the first nine months of 2012 .

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

During the first nine months of 2012, total gross loans receivable increased by $68.3 million, or 5% (non-annualized), from $1.44 billion at December 31, 2011 to $1.50 billion at September 30, 2012. Gross loans receivable represented 67% of total deposits and 59% of total assets at September 30, 2012, as compared to 69% and 59%, respectively, at December 31, 2011.

The following table reflects the composition of the Company's loan portfolio as of September 30, 2012 and 2011, respectively:

TABLE 4

(dollars in thousands)	September 30, 2012	% of Total	September 30, 2011	% of Total	$ Change	% Change
Commercial and industrial	$347,099	23%	$340,252	23%	$6,847	2%
Commercial tax-exempt	88,934	6	82,998	6	5,936	7
Owner occupied real estate	274,235	18	266,860	18	7,375	3
Commercial construction and land development	107,311	7	113,850	8	(6,539)	(6)
Commercial real estate	393,182	26	359,068	25	34,114	10
Residential	82,989	6	80,885	6	2,104	3
Consumer	211,240	14	200,701	14	10,539	5
Gross loans	1,504,990	100%	1,444,614	100%	$60,376	4%
Less: Allowance for loan losses	25,596		23,307		2,289	10
Net loans receivable	$1,479,394		$1,421,307		58,087	4%

Loan and Asset Quality

Nonperforming Assets
Nonperforming assets include nonperforming loans, loans past due 90 days or more and still accruing interest and foreclosed assets. Nonaccruing troubled debt restructurings (TDRs) are included in nonperforming loans. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower.

The table that follows presents information regarding nonperforming assets at September 30, 2012 and at the end of the previous four quarters. Nonaccruing as well as accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans:
Commercial and industrial	$17,133	$16,631	$9,689	$10,162	$12,175
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	3,230	3,275	2,920	2,895	3,482
Commercial construction and land development	6,826	4,002	6,623	8,511	6,309
Commercial real estate	4,571	6,174	7,771	7,820	10,400
Residential	3,149	3,233	3,412	2,912	3,125
Consumer	2,304	2,123	2,055	1,829	2,009
Total nonaccrual loans	37,213	35,438	32,470	34,129	37,500
Loans past due 90 days or more and still accruing	704	154	8	692	567
Total nonperforming loans	37,917	35,592	32,478	34,821	38,067
Foreclosed assets	4,391	4,032	6,668	7,072	7,431
Total nonperforming assets	$42,308	$39,624	$39,146	$41,893	$45,498
Troubled Debt Restructurings
Nonaccruing TDRs	$14,283	$7,924	$10,295	$10,075	$10,129
Accruing TDRs	20,424	17,818	15,899	12,835	14,979
Total TDRs	$34,707	$25,742	$26,194	$22,910	$25,108
Nonperforming loans to total loans	2.52%	2.38%	2.21%	2.42%	2.64%
Nonperforming assets to total assets	1.67%	1.62%	1.58%	1.73%	1.87%
Nonperforming loan coverage	68%	73%	73%	62%	61%
Nonperforming assets / capital plus ALL	16%	16%	16%	17%	19%

Nonperforming assets at September 30, 2012, were $42.3 million, or 1.67%, of total assets, as compared to $41.9 million, or 1.73%, of total assets, at December 31, 2011 and compared to $45.5 million, or 1.87%, of total assets, at September 30, 2011. Nonperforming assets increased by $2.7 million during the third quarter of 2012 as nonperforming loan balances increased by $2.3 million and total foreclosed asset balances increased by $359,000. The Company continues to manage through the nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate.

Nonperforming Loans

Total nonperforming loan balances increased by $3.1 million in 2012 to $37.9 million, or 2.52%, of total loans outstanding from $34.8 million at December 31, 2011. This increase occurred primarily in the commercial and industrial, owner-occupied real estate and consumer loan categories while there were decreases in nonaccrual commercial real estate as well as commercial construction and land development loan balances. The increase during the first nine months was primarily the result of the addition of five large relationships partially offset by charge-offs totaling $4.8 million, the pay downs of two large relationships, and the upgrade to accruing status of one relationship. For the most part, the Bank has experienced a decline in the level of total nonperforming loan balances over the past two years, much like most of the banking industry. The decline is partially attributable to the improvement of economic conditions allowing some borrowers to experience stabilized or improved cash flow. The remainder of the decline is the result of the Bank charging down balances of nonperforming loans where necessary and the pay off of loans through the sale of the business and/or collateral.
Loans which have been partially charged off and have updated appraisal values remain on nonperforming status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

The following table details the change in the total of nonaccrual loan balances for the three months and nine months ended September 30, 2012:

TABLE 6

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2012
Nonaccrual loans beginning balance	$35,438	$34,129
Total additions	7,185	20,092
Charge-offs	(3,219)	(4,848)
Total pay downs	(1,623)	(9,473)
Total upgrades to accruing status	—	(698)
Total transfers to foreclosed assets	(568)	(1,989)
Nonaccrual loans ending balance	$37,213	$37,213

During the third quarter of 2012, the additions to nonaccrual status consisted of 13 commercial loans averaging $477,000 each and 20 consumer loans averaging $49,000 each.

The table and discussion that follows provides additional details of the components of our nonaccrual commercial and industrial loans, commercial construction and land development loans and commercial real estate loans, our three largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Commercial and Industrial:
Number of loans	49	42	42	44	46
Number of loans greater than $1 million	5	5	3	3	3
Average outstanding balance of those loans:
Greater than $1 million	$2,445	$2,474	$2,195	$2,229	$3,224
Less than $1 million	$112	$116	$80	$85	$58
Commercial Construction and Land Development:
Number of loans	9	10	16	19	11
Number of loans greater than $1 million	2	2	2	3	3
Average outstanding balance of those loans:
Greater than $1 million	$2,500	$1,352	$1,352	$1,261	$1,391
Less than $1 million	$262	$163	$280	$295	$267
Commercial Real Estate:
Number of loans	21	21	26	25	30
Number of loans greater than $1 million	1	1	1	1	2
Average outstanding balance of those loans:
Greater than $1 million	$2,152	$3,699	$3,709	$3,719	$2,812
Less than $1 million	$122	$125	$162	$171	$171

At September 30, 2012, 49 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $3.4 million. Of the 49 loans, five loans were in excess of $1.0 million each and aggregated $12.2 million, or 71%, of total nonaccrual commercial and industrial loans. The average recorded investment of these loans was $2.4 million per loan. The remaining 44 loans account for the difference at an average recorded investment of $112,000 per loan.

There were 9 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $83,000 to $3.5 million. Of the 9 loans, two loans were in excess of $1.0 million each and aggregated $5.0 million, or 73%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $2.5 million per loan. The remaining 7 loans account for the difference at an average recorded investment of $262,000 per loan.

There were 21 loans in the nonaccrual commercial real estate category with recorded investments ranging from $18,000 to $2.2 million. Of the 21 loans, one loan was in excess of $1.0 million and totaled $2.2 million, or 47%, of total nonaccrual commercial real estate loans. The remaining 20 loans account for the difference at an average recorded investment of $122,000 per loan.
Foreclosed Assets
Foreclosed assets totaled $4.4 million at September 30, 2012 compared to $7.1 million at December 31, 2011. The total comprised of 18 properties at September 30, 2012, with the largest property balance valued at $1.4 million compared to 27 properties at December 31, 2011 with the largest property balance valued at $2.2 million. During the first quarter of 2012, a pay down of $288,000 was received on the $2.2 million property and it was subsequently sold during the second quarter of 2012 at a pretax loss of $640,000 on the sale. The decrease in foreclosed real estate during the first nine months of 2012 is the result of the sale of 22 properties, including the previously mentioned large property, for a total of $4.1 million. In addition, there were write-downs that totaled $257,000 on eight properties. These decreases to foreclosed assets were partially offset by the transfer of 16 properties into this category totaling approximately $2.0 million.
The Company obtains third party appraisals by one of several Board pre-approved certified general appraisers on nonperforming loans secured by real estate at the time a loan is determined to be nonperforming to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring the property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals, recent offers or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral at a time when collateral values are at historical lows, in attempt to minimize losses. All TDRs are considered to be impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine that there is reasonable assurance of repayment.

As of September 30, 2012, TDRs totaled $34.7 million, of which $14.3 million were included in total nonaccruing loans. The remaining $20.4 million of TDRs were accruing at September 30, 2012. Total TDR balances increased by $9.0 million, or 35%, during the third quarter of 2012. The increase was primarily the result of two large loans. One in which a material extension of an interest only period was granted and was restructured into two permanent mortgages. The second loan was modified to a below market interest rate. TDR loans totaled $22.9 million at December 31, 2011, of which $10.1 million were included in total nonaccruing loans. The remaining $12.8 million of TDRs at December 31, 2011 were accruing.
There were 15 relationships consisting of 17 total loans which were restructured during first nine months 2012. The majority of these loans, approximately $6.9 million, were commercial construction and land development loans. The commercial construction and land development loans were considered to be TDRs by management as a result of maturity date extensions of residential tract development loans that were granted by the Bank. One of these loans, totaling $3.5 million, was also modified to interest only for a period of time.
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
Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $64.2 million at September 30, 2012 with an aggregate specific allowance of $8.4 million compared to impaired loans totaling $63.5 million at December 31, 2011 with a $3.6 million aggregate specific allocation. The specific allocation at September 30, 2012 related to seven relationships versus three relationships at December 31, 2011.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended September 30, 2012, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at September 30, 2012.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $44.7 million at September 30, 2012 compared to $44.4 million at December 31, 2011 and were comprised of $14.5 million of special mention rated loans and $30.2 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at September 30, 2012.

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

Allowance for Loan Losses

The Company recorded provisions of $2.5 million to the allowance during the third quarter of 2012, compared to $13.8 million for the third quarter of 2011. Net charge-offs for the three months ended September 30, 2012 were $3.1 million, or 0.81% (annualized), of average loans outstanding compared to $12.2 million, or 3.34% (annualized), of average loans outstanding in the same period of 2011. Of the $3.1 million in net loan charge-offs for the third quarter of 2012, $1.5 million, or 50%, was associated with commercial real estate loans, $561,000, or 18%, was associated with commercial construction and land development loans, $504,000, or 17%, was associated with consumer and residential loans and $472,000, or 15%, was associated with commercial and industrial loans. A total of $1.5 million, or approximately 50% of the total net charge-offs for the third quarter of 2012 was one loan which was originated in 2006.

During the first nine months of 2012 the Company recorded provisions of $8.0 million to the ALL compared to $17.2 million for the first nine months of 2011. Net charge-offs for the nine months ended September 30, 2012 were $4.0 million, or 0.36% (annualized), of average loans outstanding compared to $15.6 million, or 1.45% (annualized), of average loans outstanding for the same period of 2011. Of the $4.0 million of net loan charge-offs for 2012, approximately $1.8 million, or 45%, was associated with commercial real estate loans, $731,000, or 18%, was associated with commercial and industrial loans, $710,000, or 18%, was associated with commercial construction and land development loans, $682,000, or 17%, was associated with consumer and residential loans, and $84,000, or 2%, was associated with owner occupied real estate loans.

The ALL as a percentage of total loans receivable was 1.70% at September 30, 2012, compared to 1.50% at December 31, 2011. The increase in the allowance was primarily due to an increase in specific allocations on certain impaired loans. The Company had a total specific reserves of $8.4 million which covered eight impaired loans at September 30, 2012.  At December 31, 2011, the Company had total of $3.6 million of specific reserves covering four impaired loans. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 68% as of September 30, 2012 compared to 62% at December 31, 2011. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at September 30, 2012 were $2.24 billion, up $172.4 million, or 8% (non-annualized), over total deposits of $2.07 billion at December 31, 2011 and up $184.5 million, or 9%, over September 30, 2011. Core deposits totaled $2.19 billion at September 30, 2012, up $156.9 million, or 8% (non-annualized), over December 31, 2011 and up $190.5 million, or 10%, over the previous twelve months. Total noninterest-bearing deposits increased by $54.2 million, or 14% (non-annualized), from $397.3 million at December 31, 2011 to $451.4 million at September 30, 2012 and total interest-bearing deposits increased by $118.2 million, or 7% (non-annualized), over the same period. Specifically, savings deposits increased by $29.1 million and demand interest-bearing deposits increased $110.7 million in the first nine months of 2012 while total time deposits decreased by $21.6 million for the first nine months of 2012. The cost of total core deposits for the third quarter of 2012 was 0.35%, down 23 bps from the same period in 2011.

The average balances and weighted-average rates paid on deposits for the first nine months of 2012 and 2011 are presented in the table that follows:

TABLE 8

	Nine Months Ended September 30,
	2012		2011
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$410,572		$371,995
Interest-bearing (money market and checking)	1,023,718	0.38%	938,037	0.60%
Savings	394,997	0.37	328,885	0.44
Time deposits	214,622	1.20	263,872	1.79
Total deposits	$2,043,909		$1,902,789

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At September 30, 2012, the were no short-term borrowings as compared to $65.0 million at December 31, 2011. Average short-term borrowings for the first nine months of 2012 were $95.0 million as compared to $146.1 million for the first nine months of 2011. Short-term borrowings were able to be eliminated, in part due to the increase in the level of average deposit balances. The average rate paid on the short-term borrowings was 0.23% for the first nine months of 2012 compared to 0.36% for the first nine months of 2011.

Stockholders' Equity

At September 30, 2012, stockholders' equity totaled $231.8 million, up $11.8 million, or 5% (non-annualized), over $220.0 million at December 31, 2011. In addition to net income of $7.4 million for the first nine months of 2012, stockholders' equity at September 30, 2012 included an increase of $3.6 million compared to December 31, 2011 of unrealized gains, net of income tax impacts, on securities available for sale. Total stockholders' equity to total assets was 9.13% at September 30, 2012 compared to 9.09% at December 31, 2011. Tangible common equity to tangible assets was 9.09% at September 30, 2012 compared to 9.05% at December 31, 2011.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either September 30, 2012 or December 31, 2011. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	September 30, 2012	December 31, 2011
Total stockholders' equity to assets (GAAP)	9.13%	9.09%
Less: Effect of excluding preferred stock	0.04%	0.04%
Tangible common equity to tangible assets	9.09%	9.05%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2012, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Total Capital	15.76%	15.36%	14.62%	14.12%	8.00%	10.00%
Tier 1 Capital	14.50	14.11	13.37	12.87	4.00	6.00
Leverage ratio (to total average assets)	10.18	9.99	9.38	9.10	4.00	5.00

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

Our ALCO policy has established that income sensitivity will be considered acceptable in the 100 bp and 200 bp scenarios if overall net interest income volatility is within 4% of forecasted net interest income in the first year and within 5% using a two-year time frame. In the 300 bp and 400 bp scenarios income sensitivity will be considered acceptable if net interest income volatility is within 5% of forecasted net interest income in the first year and within 6% using a two-year time frame. In the 500 bp scenario income sensitivity will be considered acceptable if net interest income volatility is within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net interest income at September 30, 2012 and 2011 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	September 30, 2012		September 30, 2011
	12 Months	24 Months	12 Months	24 Months
Plus 300	1.56%	6.44%	2.21%	6.29%
Plus 200	1.04	4.42	1.91	4.56
Plus 100	0.47	2.07	1.38	2.49

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At September 30, 2012 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2012 provide an accurate assessment of our interest rate risk.  The most recent study, as of June 30, 2012, calculates an average life of our core deposit transaction accounts of 9.5 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of September 30, 2012 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $563.1 million of borrowing capacity at the FHLB. Metro Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances or in a stressed environment or during a market disruption. These potential borrowings are secured by agency residential MBSs and CMOs, as well as agency debentures. At September 30, 2012, our total potential liquidity through FHLB and other secondary sources was $598.1 million, of which $573.1 million was available, as compared to $460.5 million available out of our total potential liquidity of $550.5 million at December 31, 2011. The $47.6 million increase in potential liquidity was mainly due to an increase in the bank's borrowing capacity as a result of a higher level of qualifying loan collateral as well as increases to some collateral weightings by the FHLB. FHLB borrowing capacity is determined based on asset levels on a quarterly lag.

The Dodd-Frank Act provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and is scheduled to terminate on December 31, 2012. To date, Congress has not acted to extend this program beyond December 31, 2012 in light of the continued slowness in the recovery of the U.S. economy. If this program is not extended, customer deposit and withdrawal behavior for such accounts could fluctuate materially and, as a result, have an adverse impact on our liquidity position.

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

Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first nine months of 2012, the Parent has cash on hand to support its operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from Metro Bank, other sources of liquidity for the parent company include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We can also generate liquidity for Metro and its subsidiaries through an effective shelf registration statement whereby we can issue additional equity securities.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

See Item 1A. - Risk Factors -  in our Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed discussion of risk factors affecting the Company. Below is an update of a previously disclosed risk factor and discussion of an additional risk factor.

Compliance with the Consent Order May Result in Significant Noninterest Expenses

On April 29, 2010, the Bank consented and agreed to the issuance of a consent order by the FDIC, the Bank's federal banking regulator and a substantially similar consent order by the Pennsylvania Department of Banking (Department of Banking).  The Department of Banking terminated its order on May 30, 2012, pursuant to its authority under the Department of Banking Code.   On October 19, 2012, the Bank was notified of the termination of the FDIC order, effective October 16, 2012. The Company implemented measures to comply with the orders and will continue to comply with its regulatory requirements. With termination of the consent orders, the Company no longer believes the orders pose a risk of a material negative impact on the Company's liquidity, financial position, or results of operations.

Failure of Congress to Extend Unlimited FDIC Insurance Coverage on Noninterest-Bearing Accounts Could Have an Adverse Impact on Our Liquidity

Unlimited FDIC insurance coverage of noninterest-bearing transaction accounts will expire on December 31, 2012 unless Congress acts to extend the program. This temporary program, which was part of the Dodd-Frank Act, has helped sustain liquidity of banking institutions during the financial crisis. After expiration of this program, only the first $250,000 of a customer's deposit will remain insured. Expiration of the temporary program may result in our customers seeking alternatives for deposits in excess of $250,000 in order to diversify their cash portfolios and reduce the exposure to the credit of one banking institution. Such actions could create instability in our deposits and have an adverse impact on our liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2012.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended September 30, 2012.

Item 5. Other Information.

No items to report for the quarter ended September 30, 2012.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/9/2012	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/2012	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

10.1
Employment Agreement by and between Adam L. Metz and Metro Bancorp, Inc. and Metro Bank, effective September 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 20, 2012)*

10.2	Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty, accepted by Metro Bank on September 21, 2012; will become effective upon issuance by the FDIC
10.3
Company's disclosure of notification on October 19, 2012 of termination of FDIC Consent Order (incorporated by reference to Item 1.02 of the Company's Current Report on Form 8-K filed with the SEC on October 23, 2012)

11	Computation of Net Income (Loss) Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) the Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes a compensatory plan or arrangement.