Form 10-K
period 2012-12-31
METRO BANCORP, INC.
filed 2013-03-15
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2012, was $155,594,360.
The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2013 was 14,132,065.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 (the Annual Report). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2013.

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

•	the effects of the "fiscal cliff" deal and related tax increases and their effects on economic and business conditions in general and our customers in particular;

•	the effects of the failure of the federal government to reach a deal to raise the debt ceiling and the potential negative results on economic and business conditions;

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

On September 28, 2001, the Company issued $8 million of 10.00% Trust Capital Securities through Commerce Harrisburg Capital Trust II, a Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $8 million of the Trust Capital Securities qualified as Tier 1 capital for regulatory capital purposes. During the fourth quarter of 2012, the Company repurchased and retired the $8 million of Trust Capital Securities. On September 29, 2006, the Company issued $15 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III, a Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $15 million of the Trust Capital securities qualifies as Tier 1 Capital for regulatory capital purposes.

In 2009, upon the Bank’s acquisition of a 15% ownership interest in a local commercial property due to a foreclosure on a non-recourse loan, the Company created a new entity, MB Harrisburg Holdings, LLC to hold this property. The only asset held by this nonbanking subsidiary was the Company's percentage ownership in this property which had a fair market value of approximately

$2.2 million as of December 31, 2011 and was subsequently sold in the second quarter of 2012 for $1.9 million. MB Harrisburg Holdings, LLC is currently inactive.

As of December 31, 2012, the Company had approximately $2.63 billion in assets, $2.23 billion in deposits, $1.52 billion in total net loans (including loans held for sale) and $235.4 million in stockholders’ equity. The Company’s total revenues (net interest income plus noninterest income) were $117.1 million and the Company recorded net income of $10.9 million for the year ended December 31, 2012.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (888) 937-0004. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2012, the Company had 919 employees. Management believes the Company’s relationship with its employees is good.

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

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2012 included in Item 8 of this Report.

On July 13, 1984, the Bank filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking, which in 2012 was renamed the Pennsylvania Department of Banking and Securities (PaDOB). On September 7, 1984, the Bank was granted preliminary approval of its application and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to “Commerce Bank/Harrisburg, National Association.”

On June 3, 2008, Metro Bank filed an application to convert from a national charter to a state-chartered banking institution with the PaDOB. On November 7, 2008, the PaDOB approved the application to convert from a national bank charter to a state bank charter. As a result of the conversion to a state-chartered bank, the Bank is supervised jointly by the PaDOB and the FDIC. The Company is supervised by the Federal Reserve Bank (FRB), which supervises all bank holding companies.

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

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit (CDs), individual retirement accounts, club accounts, debit card services, online banking (including bill payment services), credit cards, gift cards, safe deposit facilities and automated teller facilities. Its services also include a full range of lending activities including commercial and industrial, owner occupied real estate, commercial construction and land development and commercial real estate loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity, overdraft checking protection, consumer and business credit cards. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration (SBA) Loan Program and is an approved lender for qualified applicants.

The Bank directs its commercial lending principally toward businesses that require funds within the Bank’s legal lending limit, as determined from time to time and that otherwise do business and/or are depositors with the Bank. The Bank also participates in inter-bank credit arrangements to limit the concentration of lending to any individual. The Company is not dependent on any one or more major customers and its business is not seasonal.

The Company has focused its strategy for growth, profitable primarily on the further development of its community-based retail-banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. The Company intends to open multiple stores over the next several years, subject to regulatory approval. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 18 to 24 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.The Company also is preparing to launch mobile banking.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the South Central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by significant competition for banking business. The Bank competes with local commercial banks as well as numerous regionally based commercial banks, some of which have assets, capital and lending limits larger than that of the Bank. The Bank competes with respect to its lending activities as well as in attracting demand, savings and time deposits with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. Among FDIC insured institutions, the Bank has a share of approximately 6% of the bank deposits in its market area.

Other institutions may have the ability to finance wide-ranging advertising campaigns and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which the Bank does not offer. Several institutions, by virtue of their greater total capital, have substantially higher lending limits than the Bank.

In order to compete with other financial institutions the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit (approximately $38.5 million as of December 31, 2012). As of the end of 2012, all participations totaled approximately $53.1 million. Participations are used to limit the Bank's concentration of credit to any individual or business.

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

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the Federal Deposit Insurance Fund and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

The Company

The Company is subject to the jurisdiction of the SEC and of state securities commissions for matters relating to the offering and sale of its securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (JOBS Act) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks and bank holding companies by implementing the following changes:

•	raising the threshold requiring registration under the Securities Exchange Act of 1934 (Exchange Act) for banks and bank holdings companies from 500 to 2,000 holders of record;

•	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and

•
creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

The Dodd-Frank Act, became law in 2010 and will effect significant changes to the U.S. financial system. Much of this law is subject to rulemaking by various agencies, including the Federal Reserve Board, the FDIC and the SEC. As these agencies adopt the requisite regulations, the law is progressively being implemented. Among other things, the Dodd-Frank Act:

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

•	Made permanent the federal deposit insurance limit of $250,000 which was instituted at the height of the U.S. financial crisis.

•	Permits interest-bearing demand deposit accounts for businesses.

•	Provides for enhanced supervision of the Company and permits direct examination of the Bank (a nonmember bank) by the Federal Reserve Board.

•	Increases the restrictions on interstate bank acquisitions and the purchase of assets from insiders.

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

•
Implemented several corporate governance requirements applicable to publicly traded companies, including (i) nonbinding, advisory shareholder votes on executive compensation and the frequency at which shareholders will vote on such compensation; (ii) a separate nonbinding, advisory shareholder vote on compensation payments (“golden parachutes”) to executives when a company seeks shareholder approval of an acquisition, merger, or proposed sale when such payments are triggered by the transaction; (iii) authorization for the SEC rules requiring public companies to include in a company's proxy statement certain shareholders' nominations for the board of directors; (iv) new independence requirements for a company's compensation committee; (v) requirements that a public company adopt a policy mandating recovery of incentive compensation from a current or former executive in the event a restatement of the financial statement is required due to material noncompliance with the SEC's financial reporting requirements; and (vi) enhanced disclosure of the compensation paid to a CEO to include such compensation relative to the company's performance and to the median employee compensation. Some of these requirements have become final by the adoption of implementing regulations.

As the various provisions of the Dodd-Frank Act become effective, the Company is adopting the necessary policies and procedures to assure it is in compliance.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, such as the Company. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the reporting company; (iii) new standards for auditors and the regulation of audits, including independence provisions that restrict nonaudit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company’s CEO, CFO and principal accounting officer (in addition to the Code of Conduct already in place for all employees and Board Members of the Company) and meeting NASDAQ’s and the SEC’s procedural and disclosure requirements.

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

Satisfactory financial condition, particularly with regard to capital adequacy and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2012, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2012 included in Item 8 in this annual report on Form 10-K.

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

The Bank

The Bank became a state-chartered bank on November 7, 2008, following approval by the PaDOB of the Bank’s application to convert from a national bank charter to a state bank charter. As a nationally chartered bank, the Bank had been subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. The Bank is now supervised jointly by the PaDOB and the FDIC. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The approval of these agencies is required for the establishment of additional store offices. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the payment of dividends to the Company, extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

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

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The implementation of the rules have been delayed several times and it is uncertain when they will go into effect at this time. Below is a summary:

Proposed rules for capital:

•	Revise the definition of regulatory capital components and related calculations, which would include conservative guidelines for determining whether an instrument could qualify as regulatory capital;

•	Add common equity tier 1 capital as a new regulatory capital component;

•	Increase the minimum tier 1 capital ratio requirement;

•
Create a capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the institution does not hold enough common equity tier 1 capital;

•	Provide for a transition period for several aspects of the rule; and

•	Incorporate the new and revised regulatory capital requirements into the Prompt Corrective Action rules.

Proposed rules for risk-weighted assets:

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;

•	increase capital requirements for past-due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and

•	revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule's requirements. The Company is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Company and the Bank on the capital, operations, liquidity and earnings of the Company and Bank.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities and on our statements of income or condition.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the PaDOB, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid on deposits.

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

Available Information

The Company makes available (free of charge) under the Investor Relations link on its website, www.mymetrobank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at the web address, www.sec.gov. The Company's reports, proxy statements and other information are available for reading and copying at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our results of operations and financial condition are affected by the ability of our borrowers to repay their loans. Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of nonpayment is affected by changes in economic conditions, the credit risks of a particular borrower, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors.

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

There is no precise method of predicting loan losses. We can give no assurance that our allowance for loan losses (ALL) is or will be sufficient to absorb actual loan losses. We maintain an ALL, which is established through a provision for loan losses charged to expense, and which represents management’s best estimate of probable future losses within the Bank's existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL. Increases in nonperforming loans have a significant impact on our ALL.

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

Our high percentage of commercial loans presents a greater risk of nonpayment.

Generally, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. These loans comprised 25%, 7% and 26%, respectively, of our loan portfolio at December 31, 2012. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. In addition, the economic downturn has caused several businesses to close. If the value of the real estate or other business assets serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our earnings and financial condition may be negatively impacted by a continued downturn in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania. Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area. Economic growth in the South Central Pennsylvania area during 2012 was limited as businesses largely kept cash on hand, waiting for the recovery to take hold; and consumers continued to be weighed down by high unemployment and stagnant income growth. Because of the concentration of our business in this region, we are unable to spread the geographic risks over a larger area. While we experienced a 8% growth in our total deposits in 2012, a sluggish economy could slow that growth in 2013 and otherwise adversely affect our earnings and financial condition.

Unfavorable economic and market conditions due to the lingering effects of the recent global financial crisis may materially and adversely affect us.

Economic conditions in the United States stabilized somewhat in 2012 as inflation remained subdued and economic activity expanded at a moderate pace. Amid signs of an improving U.S. economy (e.g., an improved housing sector, increased consumer spending and a rebound in industrial activity), the economic outlook remains subject to high uncertainty and downside risks. Although the European debt crisis and signs of a global slowdown persist, it is the fiscal discord in Washington that poses the greatest threat to the U.S. recovery. Future economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to continue or stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed. We could be materially adversely affected by: (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to continue the stabilization or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated. The Bank cannot be assured that any governmental action would benefit the Bank.

Failure of Congress to Extend Unlimited FDIC Insurance Coverage on Noninterest-Bearing Accounts Could Have an Adverse Impact on Our Liquidity.

Unlimited FDIC insurance coverage of noninterest-bearing transaction accounts expired on December 31, 2012. This temporary program, which was part of the Dodd-Frank Act, has helped sustain liquidity of banking institutions during the financial crisis. After expiration of this program, only the first $250,000 of a customer's deposits remain insured. Expiration of the temporary program may result in our customers seeking alternatives for deposits in excess of $250,000 in order to diversify their cash portfolios and reduce the exposure to the credit of one banking institution. Such actions could create instability in our deposits and have an adverse impact on our liquidity.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If the Company and the Bank are required to maintain higher levels of capital, the Company and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the Bank and adversely impact our financial condition and results of operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Company.

As a result of the persistent failure of the federal government to reach agreement over the federal budget, the federal debt and the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. This is in addition to the one-level downgrade announced by Standard and Poors in August, 2011. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Company invests and receives lines of credit on negative watch and another downgrade of the United State's credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Company's financial condition and results of operations.

Our results of operations may be materially and adversely affected by other-than-temporary impairment (OTTI) charges relating to our investment portfolio.

We may be required to record future impairment charges on our investment securities if they suffer declines in value that we determine are other-than-temporary. Numerous factors, including the lack of liquidity for resales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to pay dividends to the Company, which could materially adversely affect the Company's ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

Poor economic conditions and the resulting bank failures over the past few years have increased the costs of the FDIC and depleted its deposit insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. We generally are unable to control the amount of premiums or special assessments that our subsidiary bank is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock.

We plan to continue to grow rapidly but there are limitations and risks associated with rapid growth.

We experienced significant growth in assets, loans and deposits over the past several years. Our growth continues to be achieved through organic growth. We intend to continue to expand our business and operations in our existing South Central Pennsylvania footprint as well as plan to explore opening new stores in Bucks, Chester and Montgomery counties in South Eastern Pennsylvania.

Subject to regulatory approvals, we are targeting to open approximately 9 new stores over the next five years. We anticipate the cost to construct and furnish a new store will be approximately $3 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms with our high quality service and low fees, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect us.

Growth may require us to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

We anticipate that our existing capital will satisfy our capital requirements for the foreseeable future. In September 2009, we completed a successful common stock offering which raised nearly $78 million. This additional capital provides the foundation for future de novo store growth. However, we may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on various matters, including our financial condition, liquidity and results of operations, as well as on conditions in the capital markets at that time, which are outside of our control. The current financial crisis affecting the banking system and financial markets, which has resulted in a tightening in the credit markets, could have an adverse effect on our ability to raise additional capital. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching and/or acquisitions could be materially impaired.

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

Our share price may fluctuate.

The market price of our common stock could be subject to significant fluctuations in response to many factors, including, but not limited to:

•	actual or anticipated variations in our results of operations, liquidity or financial condition;

•	changes in our earnings estimates or those of analysts;

•	continuing to not pay dividends on common stock;

•	publication of research reports about us or the banking industry generally;

•	changes in market valuations of similar companies;

•	the effects of and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System;

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2012, the average daily trading volume for our common stock was approximately 31,000 shares.  As a result, a sale of a substantial number of shares of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive.

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

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our Articles of Incorporation provide that our board of directors may issue up to an additional 960,000 shares of preferred stock without shareholder approval, subject to the rights of the outstanding shares of preferred stock. In addition, “anti-takeover” provisions in our Articles of Incorporation and federal and state laws, including Pennsylvania law, may restrict a third party’s ability to obtain control of the Company and may prevent shareholders from receiving a premium for their shares of our common stock.

Our executive officers, directors and other five percent or greater shareholders own a significant percentage of our Company and could influence matters requiring approval by our shareholders.

As of December 31, 2012, our executive officers and directors as a group owned and had the right to vote approximately 8.5% of our outstanding stock and other five percent or greater shareholders, which are institutional holders who have sole or shared voting power with the beneficial owners of the stock, owned and had the right to vote approximately 30.4% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, the Company owned 18 properties and leased 24 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The properties primarily represent current stores, future store sites, loan production offices, or other operational support locations. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Dauphin, York, Berks, Lancaster and Lebanon.

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

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market for the period beginning January 1, 2011 through December 31, 2012.  As of December 31, 2012, there were approximately 3,000 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2012	$13.40	$11.69
September 30, 2012	13.17	11.46
June 30, 2012	12.50	10.56
March 31, 2012	11.93	8.48
December 31, 2011	$9.30	$7.75
September 30, 2011	11.90	8.30
June 30, 2011	12.90	10.30
March 31, 2011	12.85	10.88

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III Item 12 of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2008 to December 31, 2012. This graph is included in the Company’s 2012 Annual Report to Shareholders after Table 19 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2012	2011	2010	2009	2008

Balance Sheet Data:
Total assets		$2,634,875	$2,421,219	$2,234,472	$2,147,759	$2,140,527
Loans held for sale		15,183	9,359	18,605	12,712	41,148
Loans receivable (net)		1,503,515	1,415,048	1,357,587	1,429,392	1,423,064
Securities available for sale		675,109	613,459	438,012	388,836	341,656
Securities held to maturity		269,783	196,635	227,576	117,815	152,587
Deposits		2,231,291	2,071,574	1,832,179	1,814,733	1,633,985
Short-term borrowings and long-term debt		154,025	114,200	169,875	105,475	379,525
Stockholders' equity		235,387	220,020	205,351	200,022	114,470

Income Statement Data:
Net interest income		$87,198	$82,999	$79,850	$75,606	$78,705
Provision for loan losses		10,100	20,592	21,000	12,425	7,475
Noninterest income		29,854	30,452	29,380	24,457	25,433
Noninterest expenses		91,144	94,014	97,103	91,710	77,909
Income (loss) before income taxes		15,808	(1,155)	(8,873)	(4,072)	18,754
Net income (loss)		10,894	289	(4,337)	(1,898)	12,901

Common Share Data:
Net income (loss) per common share:	Basic	$0.77	$0.02	$(0.33)	$(0.24)	$2.02
	Diluted	0.77	0.02	(0.33)	(0.24)	1.97
Book value per share		16.58	15.50	14.86	14.80	17.60

Selected Ratios:
Performance
Return on average assets		0.44%	0.01%	(0.20)%	(0.09)%	0.64%
Return on average stockholders' equity		4.76	0.13	(2.09)	(1.34)	11.42
Net interest margin		3.74	3.73	3.89	3.80	4.09

Liquidity and Capital
Average loans (including loans HFS) to average deposits		71.60%	74.67%	76.60%	86.83%	85.07%
Average stockholders' equity to average total assets		9.31	9.18	9.46	6.77	5.57
Risk-based capital:	Total	15.22	15.36	15.83	14.71	10.68
	Tier 1	13.97	14.11	14.58	13.88	9.67
Leverage ratio		9.61	9.99	10.68	11.31	7.44

Asset Quality:
Net charge-offs to average loans outstanding		0.44%	1.43%	0.98%	1.02%	0.11%
Nonperforming loans to total year-end loans		2.13	2.42	3.83	2.61	1.88
Nonperforming assets to total year-end assets		1.33	1.73	2.67	2.12	1.30
ALL to total year-end loans		1.65	1.50	1.57	1.00	1.16
ALL to year-end nonperforming loans		77	62	41	38	62

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2012 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2012 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2012 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2012 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

We, as management of Metro Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, that receipts and expenditures of the Company are only being made in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for liability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of Internal Control – Integrated Framework.

ParenteBeard LLC, an independent registered public accounting firm, has audited the consolidated  financial  statements of  the Company for the year ended December 31, 2012, appearing elsewhere in this annual report and has issued an audit report on the effectiveness of  the Company's internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zody
Mark A. Zody
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 15, 2013

Item 9B. Other Information

None.

Part III.

Item 10 . Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2013.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the board of directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its CEO, CFO and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2013.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2013.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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
4.1
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to the description of the Plan contained in the prospectus filed with the Company's Registration Statement No. 333-178371 on Form S-3D filed with the SEC on December 7, 2011)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty dated September 21, 2012 between the FDIC and Metro Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012)

10.3	Termination of consent order dated October 16, 2012 issued by the FDIC to Metro Bank
10.4
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.5
The Company’s 2001 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.7 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.6
The Company's 2011 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.7
The Company's 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company's 2010 Proxy Statement, filed with the SEC on June 7, 2010)*

10.8
Amended and Restated Employment Agreement effective December 17, 2010 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.11 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.9
Form of Amended and Restated Employment Agreement effective December 17, 2010 with James R. Ridd (incorporated by reference to Exhibit 10.13 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.10	Employment Agreement effective June 1, 2012 with Percival B. Moser, III (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on June 6, 2012)*
10.11	Amended and Restated Employment Agreement effective June 1, 2012 with Mark A. Zody (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 6, 2012)*
10.12	Employment Agreement effective September 17, 2012 with Adam L. Metz (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 20, 2012)*
11	Calculation of EPS
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2012 Annual Report to Stockholders and is incorporated by reference herein.)
13	Metro Bancorp, Inc. 2012 Annual Report to Shareholders
21	Subsidiaries of the Company

23	Consent of ParenteBeard LLC.
24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by CEO and CFO
99	Agreement to Furnish Debt Instruments
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	March 15, 2013	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	March 15, 2013	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2012, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 15, 2013
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013
Mark A. Zody

/s/ James R. Adair	Director	March 15, 2013
James R. Adair

/s/ John J. Cardello	Director	March 15, 2013
John J. Cardello

/s/ Douglas S. Gelder	Director	March 15, 2013
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 15, 2013
Alan R. Hassman

/s/ J. Rodney Messick	Director	March 15, 2013
J. Rodney Messick

/s/ Howell C. Mette	Director	March 15, 2013
Howell C. Mette

/s/ Michael A. Serluco	Director	March 15, 2013
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 15, 2013
Samir J. Srouji, M.D.