Form 10-Q
period 2013-03-31
METRO BANCORP, INC.
filed 2013-05-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,136,018	Common shares outstanding at	April 30, 2013

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$43,246	$56,582
Securities, available for sale at fair value	672,844	675,109
Securities, held to maturity at cost (fair value 2013: $225,224; 2012: $273,671 )	222,489	269,783
Loans, held for sale	6,741	15,183
Loans receivable, net of allowance for loan losses (allowance 2013: $27,472; 2012: $25,282)	1,546,866	1,503,515
Restricted investments in bank stock	19,557	15,450
Premises and equipment, net	78,420	78,788
Other assets	24,396	20,465
Total assets	$2,614,559	$2,634,875

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$482,200	$455,000
Interest-bearing	1,714,631	1,776,291
Total deposits	2,196,831	2,231,291
Short-term borrowings	148,925	113,225
Long-term debt	15,800	40,800
Other liabilities	16,480	14,172
Total liabilities	2,378,036	2,399,488
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2013: 14,134,069; 2012: 14,131,263)	14,134	14,131
Surplus	157,459	157,305
Retained earnings	59,936	56,311
Accumulated other comprehensive income	4,594	7,240
Total stockholders' equity	236,523	235,387
Total liabilities and stockholders' equity	$2,614,559	$2,634,875

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Interest Income
Loans receivable, including fees:
Taxable	$17,971	$17,760
Tax-exempt	931	867
Securities:
Taxable	5,359	5,671
Tax-exempt	184	33
Federal funds sold	—	1
Total interest income	24,445	24,332
Interest Expense
Deposits	1,619	2,082
Short-term borrowings	131	53
Long-term debt	360	581
Total interest expense	2,110	2,716
Net interest income	22,335	21,616
Provision for loan losses	2,300	2,500
Net interest income after provision for loan losses	20,035	19,116
Noninterest Income
Service charges, fees and other operating income	6,932	6,877
Gains on sales of loans	413	229
Total fees and other income	7,345	7,106
Other-than-temporary impairment (OTTI) losses	—	(649)
Portion recognized in other comprehensive income (before taxes)	—	—
Net impairment loss on investment securities	—	(649)
Net gains on sales/calls of securities	30	984
Total noninterest income	7,375	7,441
Noninterest Expenses
Salaries and employee benefits	10,825	10,538
Occupancy	2,123	2,083
Furniture and equipment	1,087	1,266
Advertising and marketing	369	420
Data processing	3,206	3,382
Regulatory assessments and related costs	534	826
Telephone	953	874
Loan expense	325	370
Foreclosed real estate	144	363
Pennsylvania shares tax	565	504
Other	2,198	2,305
Total noninterest expenses	22,329	22,931
Income before taxes	5,081	3,626
Provision for federal income taxes	1,436	942
Net income	$3,645	$2,684
Net Income per Common Share
Basic	$0.26	$0.19
Diluted	0.26	0.19
Average Common and Common Equivalent Shares Outstanding
Basic	14,132	14,126
Diluted	14,157	14,126
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net income	$3,645	$2,684
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (net of taxes 2013: ($1,135); 2012: $1,778)	(2,420)	3,453
Reclassification adjustment for net realized gains on securities recorded in income (1) (net of taxes 2013: ($122); 2012: ($331))	(226)	(642)
Reclassification for OTTI credit losses recorded in income (net of taxes 2013: $0; 2012: $221)	—	428
Other comprehensive (loss) income	(2,646)	3,239
Total comprehensive income	$999	$5,923

(1) Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Net income	—	—	—	2,684	—	2,684
Other comprehensive income	—	—	—	—	3,239	3,239
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,417 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	14	—	—	15
Common stock share-based awards	—	—	96	—	—	96
March 31, 2012	$400	$14,126	$156,294	$48,161	$7,053	$226,034

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	3,645	—	3,645
Other comprehensive loss	—	—	—	—	(2,646)	(2,646)
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 1,870 shares issued under stock option plans, including tax benefit of $2	—	2	17	—	—	19
Proceeds from issuance of 936 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	41	—	—	42
Common stock share-based awards	—	—	96	—	—	96
March 31, 2013	$400	$14,134	$157,459	$59,936	$4,594	$236,523

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Operating Activities
Net income	$3,645	$2,684
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	2,500
Provision for depreciation and amortization	1,369	1,547
Deferred income tax benefit	(263)	(261)
Amortization of securities premiums and accretion of discounts (net)	363	487
Losses (gains) on sales of available for sales securities (net)	348	(973)
Gains on sales/calls of held to maturity securities	(378)	(11)
Other-than-temporary impairment losses on investment securities	—	649
Proceeds from sales of other loans originated for sale	14,910	7,908
Loans originated for sale	(6,055)	(14,626)
Gains on sales of loans originated for sale	(413)	(229)
Loss on write-down on foreclosed real estate	15	168
Losses on sales of foreclosed real estate (net)	67	98
Gains on disposal of premises and equipment (net)	(1)	(11)
Stock-based compensation	191	96
Amortization of deferred loan origination fees and costs (net)	612	636
(Increase) decrease in other assets	(2,198)	2,009
Increase (decrease) in other liabilities	2,213	(791)
Net cash provided by operating activities	16,725	1,880
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	41,871	46,801
Proceeds from sales	47,292	208,683
Purchases	(91,515)	(259,180)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	54,075	95,828
Proceeds from sales	13,600	968
Purchases	(20,000)	(110,989)
Proceeds from sales of foreclosed real estate	317	983
Increase in loans receivable (net)	(46,875)	(37,457)
(Purchase) redemption of restricted investment in bank stock (net)	(4,107)	837
Proceeds from sale of premises and equipment	2	11
Purchases of premises and equipment	(1,002)	(148)
Net cash used by investing activities	(6,342)	(53,663)
Financing Activities
(Decrease) increase in demand, interest checking, money market, and savings deposits (net)	(24,676)	25,877
Decrease in time deposits (net)	(9,784)	(10,660)
Increase in short-term borrowings (net)	35,700	28,900
Repayment of long-term borrowings	(25,000)	—
Proceeds from common stock options exercised	17	—
Proceeds from dividend reinvestment and common stock purchase plan	42	15
Tax benefit on exercise of stock options	2	—
Cash dividends on preferred stock	(20)	(20)
Net cash (used) provided by financing activities	(23,719)	44,112
Decrease in cash and cash equivalents	(13,336)	(7,671)
Cash and cash equivalents at beginning of year	56,582	55,073
Cash and cash equivalents at end of period	$43,246	$47,402
Supplementary cash flow information:
Transfer of loans to foreclosed assets	$612	$1,090
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on Metro Bancorp, Inc.'s (Metro or the Company) accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Events occurring subsequent to the balance sheet through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries including Metro Bank (the Bank). All material intercompany transactions have been eliminated.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP. Accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal, recurring nature. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (allowance or ALL), impaired loans, the valuation of foreclosed assets, the valuation of securities available for sale, the valuation of deferred tax assets, the determination of other-than-temporary impairment (OTTI) on the Company's investment securities portfolio and fair value measurements.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) updated the Comprehensive Income guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The effective date of this update for public entities was for reporting periods beginning after December 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 2.	Stock-based Compensation

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the three months ended March 31, 2013 and 2012, respectively: risk-free interest rates of 1.4% and 1.7%; volatility factors of the expected market price of the Company's common stock of 41% and 48%; assumed forfeiture rates of 11.12% and 8.73%; weighted-average expected lives of the options of 7.5 years for both March 31, 2013 and March 31, 2012; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the three months ended March 31, 2013 and 2012 was $7.55 and $5.99 per option, respectively. In the first three months of 2013, the Company granted 125,971 options to purchase shares of the Company's stock at exercise prices ranging from $16.53 to $17.09 per share.

The Company recorded stock-based compensation expense of approximately $191,000 and $96,000 during the first three months ended March 31, 2013 and March 31, 2012, respectively. In accordance with FASB guidance on stock-based payments, during the first quarters of 2013 and 2012 the Company reversed $135,000 and $230,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2009 and 2008, respectively.

NOTE 3.    Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$40	$(406)	$33,629
Residential mortgage-backed securities	43,156	977	—	44,133
Agency collateralized mortgage obligations	561,734	8,085	(1,819)	568,000
Municipal securities	26,892	252	(62)	27,082
Total	$665,777	$9,354	$(2,287)	$672,844
Held to Maturity:
U.S. Government agency securities	$149,085	$284	$(749)	$148,620
Residential mortgage-backed securities	19,496	1,502	—	20,998
Agency collateralized mortgage obligations	45,930	1,597	—	47,527
Corporate debt securities	5,000	84	—	5,084
Municipal securities	2,978	32	(15)	2,995
Total	$222,489	$3,499	$(764)	$225,224

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,994	$19	$(252)	$33,761
Residential mortgage-backed securities	55,614	1,596	—	57,210
Agency collateralized mortgage obligations	547,641	9,971	(745)	556,867
Municipal securities	26,890	381	—	27,271
Total	$664,139	$11,967	$(997)	$675,109
Held to Maturity:
U.S. Government agency securities	$178,926	$700	$(363)	$179,263
Residential mortgage-backed securities	23,827	1,889	—	25,716
Agency collateralized mortgage obligations	49,051	1,587	—	50,638
Corporate debt securities	15,000	13	—	15,013
Municipal securities	2,979	62	—	3,041
Total	$269,783	$4,251	$(363)	$273,671

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	5,000	5,084
Due after five years through ten years	20,903	21,045	70,000	69,490
Due after ten years	39,984	39,666	82,063	82,125
	60,887	60,711	157,063	156,699
Residential mortgage-backed securities	43,156	44,133	19,496	20,998
Agency collateralized mortgage obligations	561,734	568,000	45,930	47,527
Total	$665,777	$672,844	$222,489	$225,224

During the first quarter of 2013, the Company sold 11 securities with a total fair market value of $60.9 million. The Company also had $50.0 million of agency debentures that were called by their respective issuers. In total, the Company realized net securities gains of $30,000. Of the investments sold, five were from the held to maturity (HTM) portfolio; four of which were amortizing securities that had already returned at least 85% of their respective principal and one of which was a corporate bond within three months of its maturity date. In all cases, these could be sold without tainting the remaining HTM portfolio.

During the first quarter of 2012, the Company sold twenty-one agency collateralized mortgage obligations (CMOs) and two private-label CMOs with a total fair market value of $209.7 million and realized a net pretax gain of $984,000.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale (AFS) and HTM portfolios. The Company uses the specific identification method to record security sales.

At March 31, 2013, securities with a carrying value of $720.0 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized (Losses)	OTTI Credit Losses	Net Gains
Three Months Ended:
March 31, 2013	$820	$(790)	$—	$30
March 31, 2012	1,869	(885)	(649)	335

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$24,594	$(406)	$—	$—	$24,594	$(406)
Agency CMOs	163,887	(1,819)	—	—	163,887	(1,819)
Municipal securities	7,995	(62)	—	—	7,995	(62)
Total	$196,476	$(2,287)	$—	$—	$196,476	$(2,287)
Held to Maturity:
U.S. Government agency securities	$77,187	$(749)	$—	$—	$77,187	$(749)
Municipal securities	1,250	(15)	—	—	1,250	(15)
Total	$78,437	$(764)	$—	$—	$78,437	$(764)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Available for Sale:
U.S. Government agency securities	$24,748	$(252)	$—	$—	$24,748	$(252)
Agency CMOs	53,274	(745)	—	—	53,274	(745)
Total	$78,022	$(997)	$—	$—	$78,022	$(997)
Held to Maturity:
U.S. Government agency securities	$57,572	$(363)	$—	$—	$57,572	$(363)
Total	$57,572	$(363)	$—	$—	$57,572	$(363)

The Company's investment securities portfolio consists of U.S. Government agency debentures, U.S. Government sponsored agency mortgage-backed securities (MBSs), agency CMOs, corporate bonds and municipal bonds. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at March 31, 2013 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, includes seven debentures and 13 CMOs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.

Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns seven investment-grade municipal bonds that were in an unrealized loss position as of March 31, 2013. In all cases, the bonds are general obligations of either a municipality or school district and are backed by the ad valorem taxing power of the entity. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The table below rolls forward the cumulative life-to-date credit losses which have been recognized in earnings for the private-label CMOs for the three months ended March 31, 2013 and March 31, 2012. The Company does not currently hold private-label CMOs as of March 31, 2013.

	Private-label CMOs
	Available for Sale
(in thousands)	2013	2012
Cumulative OTTI credit losses at January 1,	$—	$2,949
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	649
Reduction due to credit impaired securities sold	—	(1,305)
Cumulative OTTI credit losses recognized for securities still held at March 31,	$—	$2,293

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $298.6 million at March 31, 2013, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at March 31, 2013 and December 31, 2012 is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Commercial and industrial	$393,826	$376,988
Commercial tax-exempt	82,651	92,202
Owner occupied real estate	274,641	268,372
Commercial construction and land development	99,795	100,399
Commercial real estate	427,928	394,404
Residential	84,845	83,899
Consumer	210,652	212,533
	1,574,338	1,528,797
Less: allowance for loan losses	27,472	25,282
Net loans receivable	$1,546,866	$1,503,515

The following table summarizes nonaccrual loans by loan type at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Commercial and industrial	$12,451	$11,289
Commercial tax-exempt	—	—
Owner occupied real estate	3,428	3,119
Commercial construction and land development	12,024	6,300
Commercial real estate	5,575	5,659
Residential	3,295	3,203
Consumer	2,517	2,846
Total nonaccrual loans	$39,290	$32,416

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. Therefore, the total nonaccrual loan balance of $39.3 million exceeds the balance of total loans that are 90 days past due of $16.9 million at March 31, 2013 as presented in the aging analysis tables that follow.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At March 31, 2013 there was $10,000 available to be advanced on a nonaccrual commercial construction and land development loan that was restructured.

The following tables are an age analysis of past due loan receivables as of March 31, 2013 and December 31, 2012:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
March 31, 2013
Commercial and industrial	$385,914	$3,054	$1,043	$3,815	$7,912	$393,826	$—
Commercial tax-exempt	82,651	—	—	—	—	82,651	—
Owner occupied real estate	270,423	870	—	3,348	4,218	274,641	1,609
Commercial construction and land development	89,451	908	5,352	4,084	10,344	99,795	—
Commercial real estate	416,501	916	8,118	2,393	11,427	427,928	—
Residential	74,951	7,817	177	1,900	9,894	84,845	—
Consumer	205,840	2,206	1,201	1,405	4,812	210,652	117
Total	$1,525,731	$15,771	$15,891	$16,945	$48,607	$1,574,338	$1,726

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2012
Commercial and industrial	$368,769	$1,096	$3,256	$3,867	$8,219	$376,988	$30
Commercial tax-exempt	92,202	—	—	—	—	92,202	—
Owner occupied real estate	265,817	610	353	1,592	2,555	268,372	—
Commercial construction and land development	89,250	4,251	4,318	2,580	11,149	100,399	188
Commercial real estate	386,821	3,846	78	3,659	7,583	394,404	—
Residential	76,587	4,303	1,252	1,757	7,312	83,899	—
Consumer	208,335	2,277	410	1,511	4,198	212,533	2
Total	$1,487,781	$16,383	$9,667	$14,966	$41,016	$1,528,797	$220

The past due portfolio is constantly moving through collection efforts, restructuring when appropriate, foreclosure or ultimately charging off. During the first three months of 2013, $8.3 million of past due loans at December 31, 2012 improved to current status at March 31, 2013. And another $3.1 million of past due loan balances paid off during the quarter. Additionally, $758,000 and $548,000 of those loans past due at December 31, 2012, were charged off or moved to foreclosed real estate, respectively. Another $20.5 million in current loans at December 31, 2012, became delinquent and were reported as past due at March 31, 2013. Out of the $20.5 million of loans that became past due after December 31, 2012, $1.7 million were 90 days past due or greater, $7.5 million were 60-89 days past due while the remainder, or $11.3 million, were 30-59 days past due at March 31, 2013. Included in loans 90 days and greater and still accruing at March 31, 2013 was one relationship totaling $1.6 million which was brought to less than 30 days past due subsequent to the end of the first quarter.

The commercial real estate loan category had the most significant dollar increase in past due status since December 31, 2012. Included in this change from current to past due status, was a $4.2 million loan with a specific reserve of $1.8 million at March 31, 2013.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of March 31, 2013 and December 31, 2012 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$2,685	$—	$1,429	$3,470	$1,755	$—	$—	$—	$9,339
Collectively evaluated for impairment	7,723	75	779	4,497	3,283	338	787	651	18,133
Total ALL	$10,408	$75	$2,208	$7,967	$5,038	$338	$787	$651	$27,472
Loans receivable:
Loans evaluated individually	$14,572	$—	$3,689	$15,753	$17,036	$4,513	$2,960	$—	$58,523
Loans evaluated collectively	379,254	82,651	270,952	84,042	410,892	80,332	207,692	—	1,515,815
Total loans receivable	$393,826	$82,651	$274,641	$99,795	$427,928	$84,845	$210,652	$—	$1,574,338

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$2,399	$—	$1,451	$2,470	$800	$—	$—	$—	$7,120
Collectively evaluated for impairment	7,560	83	678	4,752	3,183	324	793	789	18,162
Total ALL	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Loans receivable:
Loans evaluated individually	$13,082	$—	$3,380	$15,549	$17,136	$4,163	$3,331	$—	$56,641
Loans evaluated collectively	363,906	92,202	264,992	84,850	377,268	79,736	209,202	—	1,472,156
Total loans receivable	$376,988	$92,202	$268,372	$100,399	$394,404	$83,899	$212,533	$—	$1,528,797

The Bank may create a specific allowance for all of or a part of a particular loan in lieu of a charge-off or charge-down as a result of management's evaluation of impaired loans. In these instances, the Bank has determined that a loss is not imminent based upon available information surrounding the credit at the time of the analysis including, but not limited to, unresolved legal matters; however, management believes an allowance is appropriate to acknowledge the probable risk of loss.

Typically, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans.

The market value and cash flow of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans generally carry a lower risk factor because the repayment of these loans relies primarily on the cash flow from a business which is more stable and predictable.

Consumer loan collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Consumer and residential loans are also impacted by the market value of real estate. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of nonpayment is affected by changes in economic conditions, the credit risks of a particular borrower, the term of the loan and, in the case of a collateralized loan, uncertainties as to the value of the collateral and other factors.

Management bases its quantitative analysis of probable future loan losses (when determining the ALL) on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Management may increase or decrease the historical loss period at some point in the future based on the state of the local, regional and national economies and other circumstances.

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

The following tables summarize the transactions in the ALL for the three months ended March 31, 2013 and 2012:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	347	(8)	260	276	1,137	127	299	(138)	2,300
Recoveries of loans previously charged-off	138	—	3	486	—	3	36	—	666
Loans charged-off	(36)	—	(184)	(17)	(82)	(116)	(341)	—	(776)
Balance at March 31	$10,408	$75	$2,208	$7,967	$5,038	$338	$787	$651	$27,472

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	(47)	(7)	1,104	1,054	269	45	1	81	2,500
Recoveries of loans previously charged-off	20	—	4	434	3	1	24	—	486
Loans charged-off	(122)	—	(43)	(388)	(166)	(55)	(73)	—	(847)
Balance at March 31	$8,251	$72	$1,794	$8,940	$3,347	$426	$783	$146	$23,759

The following table presents information regarding the Company's impaired loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$9,234	$13,973	$—	$7,426	$11,746	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	2,260	2,814	—	1,929	2,301	—
Commercial construction and land development	7,924	8,070	—	7,716	8,500	—
Commercial real estate	12,865	14,601	—	12,965	14,619	—
Residential	4,513	4,886	—	4,163	4,423	—
Consumer	2,960	3,213	—	3,331	3,547	—
Total impaired loans with no related allowance	39,756	47,557	—	37,530	45,136	—
Loans with an allowance recorded:
Commercial and industrial	5,338	5,338	2,685	5,656	6,526	2,399
Owner occupied real estate	1,429	1,429	1,429	1,451	1,451	1,451
Commercial construction and land development	7,829	7,829	3,470	7,833	7,833	2,470
Commercial real estate	4,171	4,171	1,755	4,171	4,172	800
Total impaired loans with an allowance recorded	18,767	18,767	9,339	19,111	19,982	7,120
Total impaired loans:
Commercial and industrial	14,572	19,311	2,685	13,082	18,272	2,399
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	3,689	4,243	1,429	3,380	3,752	1,451
Commercial construction and land development	15,753	15,899	3,470	15,549	16,333	2,470
Commercial real estate	17,036	18,772	1,755	17,136	18,791	800
Residential	4,513	4,886	—	4,163	4,423	—
Consumer	2,960	3,213	—	3,331	3,547	—
Total impaired loans	$58,523	$66,324	$9,339	$56,641	$65,118	$7,120

Compared to December 31, 2012, $35.7 million of impaired loans without a specific reserve remained impaired without a specific reserve at March 31, 2013. Metro also had $16.6 million of impaired loans with specific reserves at December 31, 2012 that remained impaired with a specific reserve at March 31, 2013. A total of $6.9 million of loans were downgraded and deemed to be impaired subsequent to December 31, 2012. A specific reserve of $2.2 million was established related to these loans. A total of $2.9 million of loans impaired at December 31, 2012 were paid in full during the first quarter.

The following table presents additional information regarding the Company's impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013		March 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$8,508	$31	$12,886	$61
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	1,951	—	6,711	80
Commercial construction and land development	8,023	45	11,641	121
Commercial real estate	12,862	145	12,016	57
Residential	4,572	17	3,606	11
Consumer	3,062	6	2,003	—
Total impaired loans with no related allowance	38,978	244	48,863	330
Loans with an allowance recorded:
Commercial and industrial	5,190	—	1,801	—
Owner occupied real estate	1,436	—	816	—
Commercial construction and land development	7,842	—	12,821	—
Commercial real estate	4,171	—	—	—
Total impaired loans with an allowance recorded	18,639	—	15,438	—
Total impaired loans:
Commercial and industrial	13,698	31	14,687	61
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	3,387	—	7,527	80
Commercial construction and land development	15,865	45	24,462	121
Commercial real estate	17,033	145	12,016	57
Residential	4,572	17	3,606	11
Consumer	3,062	6	2,003	—
Total impaired loans	$57,617	$244	$64,301	$330

Impaired loans averaged approximately $57.6 million and $64.3 million for the three months ended March 31, 2013 and 2012, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note. Interest income continued to accrue on impaired loans that were still accruing and totaled $244,000 and $330,000 for the three months ended March 31, 2013 and 2012, respectively.

The Bank assigns loan risk ratings as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, we track commercial loans that are no longer pass rated. We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. Special mention loans are those loans that are currently adequately protected, but potentially weak. The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected. Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its contractual principal and interest payments.  Some identifiers used to determine the collectibility are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended March 31, 2013 and December 31, 2012. There were no loans classified as doubtful for the periods ended March 31, 2013 or December 31, 2012.

	March 31, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$344,169	$14,874	$22,332	$12,451	$393,826
Commercial tax-exempt	82,651	—	—	—	82,651
Owner occupied real estate	259,156	3,966	8,091	3,428	274,641
Commercial construction and land development	83,050	1,941	2,780	12,024	99,795
Commercial real estate	412,848	693	8,812	5,575	427,928
Total	$1,181,874	$21,474	$42,015	$33,478	$1,278,841

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$335,463	$6,120	$24,116	$11,289	$376,988
Commercial tax-exempt	92,202	—	—	—	92,202
Owner occupied real estate	253,338	4,160	7,755	3,119	268,372
Commercial construction and land development	81,219	5,046	7,834	6,300	100,399
Commercial real estate	379,313	574	8,858	5,659	394,404
Total	$1,141,535	$15,900	$48,563	$26,367	$1,232,365

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$81,550	$3,295	$84,845
Consumer	208,135	2,517	210,652
Total	$289,685	$5,812	$295,497

	December 31, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$80,696	$3,203	$83,899
Consumer	209,687	2,846	212,533
Total	$290,383	$6,049	$296,432

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three month periods ended March 31, 2013 and 2012. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended
	March 31, 2013		March 31, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Owner occupied real estate:
Forbearance agreement	1	$193	—	$—
Total owner occupied real estate	1	193	—	—
Commercial construction and land development:
Material extension of time	2	948	4	3,047
Total commercial construction and land development	2	948	4	3,047
Commercial real estate:
Material extension of time	—	—	1	68
Total commercial real estate	—	—	1	68
Residential:
Material extension of time	1	260	—	—
Combination of concessions	—	—	1	195
Total residential	1	260	1	195
Consumer:
Material extension of time	—	—	1	17
Total consumer	—	—	1	17
Total	4	$1,401	7	$3,327

The following table represents loans receivable modified as TDR within the 12 months previous to March 31, 2013 and 2012, respectively, and that subsequently defaulted during the three month periods ended March 31, 2013 and 2012, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended
	March 31, 2013		March 31, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$244	1	$179
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	—	—	1	83
Commercial construction and land development	2	3,853	4	3,145
Commercial real estate	1	3,275	4	3,395
Residential	3	602	2	431
Consumer	3	353	—	—
Total	10	$8,327	12	$7,233

Of the ten contracts that subsequently payment defaulted during the three month period ended March 31, 2013, seven contracts totaling $4.2 million were still in payment default at March 31, 2013. Five of the seven contracts totaling $4.0 million were less than 30 days past due.

All TDRs are considered impaired and, therefore, are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

NOTE 5.	Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of the Company's customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate the customers' normal course of business transactions. Standby performance letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Historically, almost all of the Company's standby letters of credit expire unfunded.

The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities and are subject to the Company's normal credit policies. Since the majority of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future funding requirements. Commitments generally have fixed expiration dates or other termination clauses. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The amount of the liability for guarantees under standby letters of credit issued was $48,000 for the periods ended March 31, 2013 and December 31, 2012. The Company had $37.9 million and $34.1 million of standby letters of credit at March 31, 2013 and December 31, 2012, respectively.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. At March 31, 2013, the Company had $459.0 million in total unused commitments, including the standby letters of credit. Management does not anticipate any material losses as a result of these transactions.

NOTE 6.	Commitments and Contingencies

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
U.S. Government agency securities	$33,629	$—	$33,629	$—
Residential MBSs	44,133	—	44,133	—
Agency CMOs	568,000	—	568,000	—
Municipal securities	27,082	—	27,082	—
Securities available for sale	$672,844	$—	$672,844	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
U.S. Government agency securities	$33,761	$—	$33,761	$—
Residential MBSs	57,210	—	57,210	—
Agency CMOs	556,867	—	556,867	—
Municipal securities	27,271	—	27,271	—
Securities available for sale	$675,109	$—	$675,109	$—

As of March 31, 2013 and December 31, 2012, the Company did not have any liabilities that were measured at fair value on a recurring basis.

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

At March 31, 2013, the cumulative fair value of eight impaired loans with individual allowance allocations totaled $9.4 million, net of valuation allowances of $9.3 million and the fair value of impaired loans that were partially charged off during the first three months of 2013 totaled $1.0 million, net of charge-offs of $429,000. At December 31, 2012, the cumulative fair value of seven impaired loans with individual allowance allocations totaled $12.0 million, net of valuation allowances of $7.1 million and impaired loans that were partially charged off during 2012 totaled $4.2 million, net of charge-offs of $2.6 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At March 31, 2013, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $25,000 which is net of a valuation allowance of $15,000 that was established in 2013. There were no foreclosed assets with valuation allowances recorded subsequent to initial foreclosure at December 31, 2012.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Impaired loans with specific allocation	$9,428	$—	$—	$9,428
Impaired loans net of partial charge-offs	1,024	—	—	1,024
Foreclosed assets	25	—	—	25
Total	$10,477	$—	$—	$10,477

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans with specific allocation	$11,991	$—	$—	$11,991
Impaired loans net of partial charge-offs	4,227	—	—	4,227
Foreclosed assets	—	—	—	—
Total	$16,218	$—	$—	$16,218

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1 and 2 or between levels 2 and 3 for the three months ended March 31, 2013.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at March 31, 2013 and December 31, 2012:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the three months ended March 31, 2013 or the year ended December 31, 2012.

Loans Receivable (Carried at Cost)

The fair value of loans receivable, excluding all nonaccrual loans and accruing loans deemed impaired loans with specific loan allowances, are estimated using a discounted cash flow analysis, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the respective loans. Projected future cash flows are calculated based upon contractual maturity, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at March 31, 2013 and December 31, 2012.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest-bearing checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposits (CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt (Carried at Cost)

Long-term debt was estimated using a discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity. The price was obtained in an inactive market where these types of instruments are not traded regularly.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows at March 31, 2013 and December 31, 2012:

Fair Value Measurements at March 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$43,246	$43,246	$43,246	$—	$—
Securities	895,333	898,068	—	898,068	—
Loans, held for sale	6,741	6,824	—	—	6,824
Loans receivable, net	1,546,866	1,558,609	—	—	1,558,609
Restricted investments in bank stock	19,557	19,557	—	—	19,557
Accrued interest receivable	7,811	7,811	7,811	—	—
Financial liabilities:
Deposits	$2,196,831	$2,198,083	$—	$—	$2,198,083
Short-term borrowings	148,925	148,925	148,925	—	—
Long-term debt	15,800	12,642	—	—	12,642
Accrued interest payable	590	590	590	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$56,582	$56,582	$56,582	$—	$—
Securities	944,892	948,780	—	948,780	—
Loans, held for sale	15,183	15,415	—	—	15,415
Loans receivable, net	1,503,515	1,516,839	—	—	1,516,839
Restricted investments in bank stock	15,450	15,450	—	—	15,450
Accrued interest receivable	7,206	7,206	7,206	—	—
Financial liabilities:
Deposits	$2,231,291	$2,232,789	$—	$—	$2,232,789
Short-term borrowings	113,225	113,225	113,225	—	—
Long-term debt	40,800	35,629	—	—	35,629
Accrued interest payable	308	308	308	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $1.4 million for the first quarter of 2013, compared to $942,000 for the same period in 2012. The effective tax rate was 28% and 26% for the quarters ended March 31, 2013 and March 31, 2012, respectively. The reason for the increase in the effective tax rate for the first quarter of 2013 over the same quarter last year was the result of a higher statutory rate, higher overall pretax income and the proportion of tax free income to the Company's earnings before taxes was higher during the first quarter of 2012. The Company's statutory tax rate was 35% in the first quarter of 2013 compared to 34% in 2012.

At March 31, 2013, the Company had a net deferred tax asset of $4.5 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at March 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of March 31, 2013 compared to December 31, 2012 and statements of income for the three months ended March 31, 2013 compared to the same period in 2012. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

•	the effects of ongoing short- and long-term federal budget and tax negotiations and their effects on economic and business conditions in general and our customers in particular;

•	the effects of the failure of the federal government to reach a deal to raise the debt ceiling and the potential negative results on economic and business conditions;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	possible impacts of the capital and liquidity requirements proposed by the Basel III standards and other regulatory pronouncements;

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers' ability to meet credit obligations;

•	our ability to manage current levels of impaired assets;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses (allowance or ALL);

•	the impact of changes in Regulation Z and other consumer credit protection laws and regulations;

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that banks pay to the fund;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies;

•	our ability to continue to grow our business internally or through acquisitions and successful integration of new or acquired entities while controlling costs;

•	deposit flows;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically;

•	the loss of certain key officers;

•	changes in accounting principles, policies and guidelines;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services;

•	interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems; and

•	our success at managing the risks involved in the foregoing.

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

EXECUTIVE SUMMARY

The Company recorded net income of $3.6 million, or $0.26 per common share, for the first quarter of 2013 compared to net income of $2.7 million, or $0.19 per common share, for the same period one year ago. The Company also reported net loan growth of $98.6 million, or 7%, and an increase in total deposits of $110.0 million, or 5%, over the past twelve months.

First quarter of 2013 highlights were as follows:

Income Statement Highlights:

•	The recorded net income of $3.6 million for the first quarter of 2013 is an all-time high in quarterly net income for Metro and represents a 36% increase over the first quarter of 2012.

•
Total revenues for the first quarter of 2013 were $29.7 million, up $653,000, or 2%, over total revenues of $29.1 million for the same quarter one year ago. This also represents an all-time high for the Company in quarterly revenue.

•
The Company's net interest margin on a fully-taxable basis for the first quarter of 2013 was 3.67% compared to 3.90% for the first quarter of 2012. The Company's deposit cost of funds for the first quarter was 0.31% compared to 0.42% for the same period one year ago.

•	Noninterest expenses for the first quarter 2013 were $22.3 million, down $602,000, or 3%, compared to the first quarter one year ago.

Balance Sheet Highlights:

•	Total deposits for the first quarter 2013 increased to $2.20 billion, up $110.0 million, or 5%, over the first quarter one year ago.

•	Core deposits (all deposits excluding public fund time and brokered deposits) grew $110.1 million, or 5%, over first quarter 2012.

•	Our ALL totaled $27.5 million, or 1.74%, of total loans at March 31, 2013 as compared to $23.8 million, or 1.61%, of total loans at March 31, 2012.

•	Nonperforming assets were 1.67% of total assets at March 31, 2013 compared to 1.58% of total assets one year ago.

•	Metro's capital levels remain strong with a total risk-based capital ratio of 15.19%, a Tier 1 Leverage ratio of 9.40% and a tangible common equity to tangible assets ratio of 9.01%.

•
Stockholders' equity increased by $10.5 million, or 5%, over the past twelve months to $236.5 million. At March 31, 2013, the Company's book value per share was $16.66. The market price of Metro's common stock increased by 41% from $11.69 per share at March 31, 2012 to $16.54 per share at March 31, 2013.

Summarized below are financial highlights for the three months ended March 31, 2013 compared to the same period in 2012:

TABLE 1

	At or for the Three Months Ended
(in thousands, except per share data)	March 31, 2013	March 31, 2012	% Change
Total assets	$2,614,559	$2,470,559	6%
Total loans (net)	1,546,866	1,448,279	7
Total deposits	2,196,831	2,086,791	5
Total stockholders' equity	236,523	226,034	5
Total revenues	$29,710	$29,057	2%
Provision for loan losses	2,300	2,500	(8)
Total noninterest expenses	22,329	22,931	(3)
Net income	3,645	2,684	36
Diluted net income per common share	0.26	0.19	37

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance represents the amount available for estimated probable losses embedded in our loan portfolio. While the allowance is maintained at a level believed to be adequate by management for estimated probable losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

Monthly, systematic reviews of our loan portfolios are performed to identify probable losses and assess the overall probability of collection. These reviews include an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover estimated probable losses in specific loan types. The estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

As part of the quantitative analysis of the adequacy of the ALL, management bases its calculation of probable future loan losses on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Metro Bank (the Bank) may adjust the number of years used in the historical loss calculation depending on the state of the local, regional and national economies and the period of time which management believes will most accurately forecast future losses.

Significant estimates are involved in the determination of any loss related to impaired loans. The evaluation of an impaired loan is based on either (1) discounted cash flows using the loan's effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these estimates involves management's judgment.

In addition to calculating the loss factors, we may periodically adjust the factors for changes in levels and trends of charge-offs, delinquencies and nonaccrual loans; material changes in the mix, volume, or duration of the loan portfolio; changes in lending policies and procedures including underwriting standards; changes in the experience, ability and depth of lending management and other relevant staff; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in national and local economic trends and conditions, among other things. Management judgment is exercised at many levels in making these evaluations.

An integral aspect of our risk management process is allocating the allowance to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other judgmental factors.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At March 31, 2013, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three months ended March 31, 2013 and 2012, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Interest-earning assets averaged $2.50 billion for the first quarter of 2013, compared to $2.25 billion for the first quarter in 2012. For the quarter ended March 31, 2013, total loans receivable including loans held for sale, averaged $1.55 billion compared to $1.44 billion for the first quarter in 2012, an 8% increase. For the same two quarters, total securities, including restricted investments in bank stock, averaged $947.0 million and $792.7 million, respectively, a 19% increase.

The average balance of total deposits increased $116.0 million, or 6%, for the first quarter of 2013 over the first quarter of 2012 from $2.00 billion to $2.12 billion. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $228.9 million for the first quarter of 2013 versus $99.7 million for the same quarter of 2012. These new deposits and additional borrowings were used to fund loan originations and to purchase investment securities.

The fully tax-equivalent yield on interest-earning assets for the first quarter of 2013 was 4.01%, a decrease of 38 basis points (bps) from the comparable period in 2012. This decrease resulted from lower yields on the Company's securities and loans receivable portfolios during the first quarter of 2013 as compared to the same period in 2012 combined with a shift in the balance sheet composition between investments and loans as well as a shift in the mix of fixed versus floating interest rate assets. Average investment securities comprised 38% of interest-earning assets for the quarter ended March 31, 2013 versus 35% for the quarter ended March 31, 2012. Floating rate loans represented approximately 57% of our total loans receivable portfolio for the quarter ended March 31, 2013 as compared to 53% of total loans receivable for the quarter ended March 31, 2012.

As a result of the current low level of interest rates, coupled with the Federal Reserve's currently stated intention to maintain this accommodating level of rates through at least mid-2015, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or decline further, throughout the remainder of 2013 and in 2014 as well.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2013 was 0.44%, compared to 0.62% for the first quarter of 2012. Our deposit cost of funds decreased 11 bps from 0.42% in the first quarter of 2012 to 0.31% for the first quarter of 2013. The average rate paid on deposits decreased across all categories during the first quarter of 2013 compared to first quarter of 2012. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on interest checking, savings and money market deposit accounts. These decreases were in response to the continued low level of general market interest rates. At March 31, 2013, $608.9 million, or 28%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR) or to an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at much higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with much lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 26 bps from 1.29% for the first quarter of 2012 to 1.03% for the first quarter of 2013.

The average cost of short-term borrowings was 0.23% for the first quarter of 2013 as compared to 0.21% for the first quarter of 2012. The average cost of long-term debt decreased from 4.72% for the first quarter of 2012 to 3.90% during the first quarter of 2013. This change was the result of the retirement of a $8.0 million trust capital debt security with an interest rate of 10.00% during the fourth quarter of 2012. Additionally, a $25 million FHLB borrowing with an interest rate of 1.01% matured in March 2013. The aggregate average cost of all funding sources for the Company was 0.36% for the first quarter of 2013, compared to 0.51% for the same quarter of the prior year.

In the following table, nonaccrual loans have been included in the average loans receivable balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 35% tax rate for 2013 and a 34% tax rate for 2012.

TABLE 2

	Three months ended,
	March 31, 2013			March 31, 2012
	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$917,165	$5,359	2.34%	$788,264	$5,671	2.88%
Tax-exempt	29,869	283	3.80	4,474	50	4.45
Total securities	947,034	5,642	2.38	792,738	5,721	2.89
Federal funds sold	—	—	—	10,843	1	0.05
Total loans receivable	1,553,914	19,403	5.01	1,441,471	19,071	5.25
Total earning assets	$2,500,948	$25,045	4.01%	$2,245,052	$24,793	4.39%
Sources of Funds
Interest-bearing deposits:
Regular savings	$414,297	$326	0.32%	$378,227	$351	0.37%
Interest checking and money market	1,077,739	802	0.30	1,012,270	1,031	0.41
Time deposits	138,630	447	1.31	169,571	641	1.52
Public and other noncore deposits	54,926	44	0.32	48,888	59	0.48
Total interest-bearing deposits	1,685,592	1,619	0.39	1,608,956	2,082	0.52
Short-term borrowings	228,911	131	0.23	99,746	53	0.21
Long-term debt	36,911	360	3.90	49,200	581	4.72
Total interest-bearing liabilities	1,951,414	2,110	0.44	1,757,902	2,716	0.62
Demand deposits (noninterest-bearing)	433,085			393,759
Sources to fund earning assets	2,384,499	2,110	0.36	2,151,661	2,716	0.51
Noninterest-bearing funds (net)	116,449			93,391
Total sources to fund earning assets	$2,500,948	$2,110	0.34%	$2,245,052	$2,716	0.49%
Net interest income and margin on a tax-equivalent basis		$22,935	3.67%		$22,077	3.90%
Tax-exempt adjustment		600			461
Net interest income and margin		$22,335	3.58%		$21,616	3.82%

Other Balances:
Cash and due from banks	$42,817			$42,885
Other assets	91,967			102,594
Total assets	2,635,732			2,390,531
Other liabilities	15,790			15,290
Stockholders' equity	235,443			223,580

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on loans, investment securities and other interest-earning assets and the interest expense paid on deposits, borrowed funds and long-term debt. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets and their related yields; and the volume and composition of interest-bearing liabilities and their associated funding costs. Net interest income is our primary source of earnings. There are several factors that affect net interest income, including:

•	the volume, pricing mix and maturity of interest-earning assets and interest-bearing liabilities;

•	market interest rate fluctuations; and

•	the level of nonperforming loans.

Net interest income, on a fully tax-equivalent basis, for the first quarter of 2013 increased by $858,000, or 4%, over the same period in 2012. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $25.0 million and $24.8 million for the first quarters of 2013 and 2012, respectively. Interest income on loans receivable including loans held for sale, increased by $332,000 from the first quarter of 2012 from $19.1 million to $19.4 million. This was the result of an 8% increase in the volume of average loans outstanding partially offset by a decrease of 24 bps in the yield on the total loan portfolio compared to the first quarter one year ago. Interest income on the investment securities portfolio decreased by $79,000, or 1%, for the first quarter of 2013 as compared to the same period last year. The average balance of the investment portfolio increased $154.3 million, or 19%, for the first quarter of 2013 over the first quarter of 2012, which helped to offset the impact of a 51 bps decrease in the average yield earned on the securities portfolio in the quarter versus the same period last year. The decrease in average yield resulted from the combination of the overall low level of interest rates on new securities purchased as well as the move away from higher credit risk, private-label collateralized mortgage obligations (CMOs) and into lower-yielding agency CMOs with significantly lower credit risk.

Total interest expense for the first quarter decreased $606,000, or 22%, from $2.7 million in 2012 to $2.1 million in 2013. Interest expense on deposits for the quarter decreased by $463,000, or 22%, from the first quarter of 2012. Interest expense on short-term borrowings increased by $78,000 as a result of an increase in balances and rate. Interest expense on long-term debt decreased by $221,000, or 38%, primarily due to the retirement of the $8.0 million trust capital debt security with an interest rate of 10.00%, which occurred in the fourth quarter 2012. Also partially impacting the decrease was the maturity of the previously mentioned FHLB debt in March 2013.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.57% during the first quarter of 2013 compared to 3.77% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 23 bps, from 3.90% for the first quarter of 2012 to 3.67% for the first quarter of 2013, as a result of the previously discussed decreased yield on interest-earning assets, partially offset by a decrease in the cost of funding sources.

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

TABLE 3

	Three Months Ended
	Increase (Decrease)
2013 versus 2012	Due to Changes in (1) (2)
(in thousands)	Volume	Rate	Total
Interest on securities:
Taxable	$788	$(1,100)	$(312)
Tax-exempt	239	(6)	233
Federal funds sold	(1)	—	(1)
Interest on loans receivable	1,071	(739)	332
Total interest income	2,097	(1,845)	252
Interest on deposits:
Regular savings	5	(30)	(25)
Interest checking and money market	7	(236)	(229)
Time deposits	(56)	(138)	(194)
Public funds time	3	(18)	(15)
Short-term borrowings	73	5	78
Long-term debt	(187)	(34)	(221)
Total interest expense	(155)	(451)	(606)
Net increase (decrease)	$2,252	$(1,394)	$858

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 was a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $2.3 million to the ALL for the first quarter of 2013 as compared to $2.5 million for the first quarter of 2012. Nonperforming assets at March 31, 2013 totaled $43.7 million, or 1.67%, of total assets, up $8.6 million, or 24%, from $35.1 million, or 1.33%, of total assets at December 31, 2012 and up $4.5 million, or 12%, from $39.1 million, or 1.58%, of total assets at March 31, 2012. See the Loan and Asset Quality and the Allowance for Loan Losses sections in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Noninterest income for the first quarter of 2013 decreased by $66,000, or 1%, from the same period in 2012. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges, totaled $6.9 million for the first quarter of 2013, an increase of $55,000, or 1%, over the first quarter of 2012. Gains on sales of loans, solely comprised of residential loans sold on the secondary market, totaled $413,000 for the first quarter of 2013 versus $229,000 for the same period in 2012. The increase in gains primarily relates to an increase in the number of loans sold. A net gain of $30,000 was recognized on the sales and calls of investment securities during the first quarter of 2013 compared to a $984,000 gain on sales of investment securities which was recognized in the same period of 2012. There were no OTTI losses in the first quarter of 2013 compared to losses of $649,000 of such losses during the first quarter of 2012.

Noninterest Expenses

Noninterest expenses decreased by $602,000, or 3%, for the first quarter of 2013 compared to the same period in 2012 as a result of a lower level of expenses in almost every major category. A detailed comparison of noninterest expenses for certain categories for the three months ended March 31, 2013 and March 31, 2012 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $287,000, or 3%, for the first quarter of 2013 compared to the first quarter of 2012.

Furniture and equipment decreased $179,000, or 14%, for the first quarter of 2013 compared to the first quarter of 2012. Certain equipment of the Bank was replaced in the first quarter of 2012 which reflected a higher level of noncapitalized expense for that period of 2012. The first quarter of 2013 reflects a more normal level of expense.

Regulatory assessments and related costs for the first quarter 2013 totaled $534,000 and were $292,000, or 35% lower than the same period of 2012. The decrease was directly associated with a lower level of FDIC premiums beginning in the third quarter of 2012 as a result of the termination of the regulatory consent order that had been in place since April 2010.

Foreclosed real estate expenses totaled $144,000 during the first quarter of 2013, a decrease of $219,000, or 60%, from the same quarter in 2012. Metro experienced lower operating costs and fewer write-downs on foreclosed properties during the first quarter of 2013 compared to the same period of 2012 largely due to ownership of fewer properties.

Bank shares tax increased $61,000, or 12%, for the first quarter of 2013 over the same period in 2012 as a result of the growth of the Bank's equity capital balance which is used in the bank shares tax formula.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the first quarters of 2013 and 2012 this ratio equaled 2.30% and 2.61%, respectively, reflecting more stringent expense control in the first quarter of 2013 despite a 10% increase in average assets.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended March 31, 2013, the operating efficiency ratio was 75.2%, compared to 78.9% for the same period in 2012. The decrease in the operating efficiency ratio relates to a 3% decrease in total noninterest expense partially offset by a 1% decrease in noninterest income.

Provision for Federal Income Taxes

The provision for federal income taxes was $1.4 million for the first quarter of 2013 compared to $942,000 for the same period in 2012. The Company's statutory tax rate was 35% in 2013 compared to 34% in 2012. The effective tax rates were 28% and 26% for the quarters ended March 31, 2013 and March 31, 2012, respectively. The reason for the increase in the effective tax rate for the first quarter of 2013 over the same quarter last year was the result of a higher statutory rate, higher overall pretax income and the proportion of tax free income to the Company's earnings before taxes was higher during the first quarter of 2012.

Net Income and Net Income per Common Share

Net income for the first quarter of 2013 was $3.6 million compared to $2.7 million recorded in the first quarter of 2012. The 36% increase was primarily due to a $719,000 increase in net interest income combined with a $602,000 decrease in noninterest expenses and a $200,000 decrease in the provision for loan losses, all of which were partially offset by a $494,000 increase in the provision for income taxes and a $66,000 decrease in noninterest income.

Basic and fully-diluted net income per common share was $0.26 for the first quarter of 2013 compared to $0.19 for the first quarter of 2012. The increase was directly related to the 36% increase in net income as stated above.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2013 was 0.56%, compared to 0.45% for the first quarter of 2012. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 6.28% for the first quarter of 2013, compared to 4.83% for the first quarter of 2012.

FINANCIAL CONDITION

Securities

During the first three months of 2013, the total investment securities portfolio decreased by $49.6 million from $944.9 million to $895.3 million. Net of tax, the unrealized gain position on AFS securities included in stockholders' equity as accumulated other comprehensive income decreased by $2.6 million from an unrealized gain of $7.2 million at December 31, 2012 to an unrealized gain of $4.6 million at March 31, 2013 due to a decrease in the level of market prices associated with the investment securities in our portfolio and, to a lesser extent, a change in the portfolio make up during the quarter.

Securities with a market value of $60.9 million were sold and another $50.0 million of securities were called during the first three months of 2013 with the Bank realizing total net pretax gains of $30,000. The securities sold included one agency CMO and three mortgage-backed securities (MBSs) with a combined fair market value of $3.6 million and a carrying value of $3.4 million that had been classified as held to maturity but were sold as their current face had fallen below 15% of the original purchase amount. The Company also sold one corporate bond with a fair market value of $10.0 million that had been classified as held to maturity but was sold within three months of its contractual maturity date.

During the first three months of 2013, the fair value of the Bank's AFS securities portfolio decreased by $2.3 million, from $675.1 million at December 31, 2012 to $672.8 million at March 31, 2013. The change was a result of $47.3 million of securities sold, principal pay downs of $41.9 million, premium amortization and the above-mentioned $2.6 million decrease in net unrealized gains, offset by purchases of new securities totaling $91.5 million.

The AFS portfolio is comprised of U.S. Government agency securities, agency residential MBSs, agency CMOs and municipal securities. At March 31, 2013, the weighted-average life, duration and taxable equivalent yield of our AFS portfolio was approximately 4.2 years, 3.9 years and 2.30%, respectively, as compared to 3.6 years, 3.4 years and 2.31%, respectively, at December 31, 2012. The lengthening of both average life and duration was primarily the result of increased interest rates slowing the prepayments of amortizing securities.

During the first three months of 2013, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $47.3 million from $269.8 million to $222.5 million. The decrease was the result of $13.4 million of securities sold, principal pay downs of $4.1 million, premium amortization and $49.8 million of called bonds that were partially offset by new purchases totaling $20.0 million. The securities held in this portfolio include U.S. government agency securities, agency residential MBSs, agency CMOs, corporate debt securities and municipal securities. At March 31, 2013, the weighted-average life, duration and taxable equivalent yield of our HTM portfolio was approximately 5.2 years, 4.5 years and 2.68%, respectively, as compared to 5.3 years, 4.5 years and 2.78%, respectively, at December 31, 2012. Both the average life and duration of the portfolio are significantly impacted by the callable agency debentures. As the general level of interest rates falls, the bonds are assumed more likely to be called, resulting in a shorter average life and duration. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity.

The unrealized losses in the Company's investment portfolio at March 31, 2013 were comprised of seven agency debentures, 13 government agency CMOs and seven investment-grade municipal bonds.

See the detailed discussion in Note 3 to the Consolidated Financial Statements included in this interim report on Form 10-Q for details regarding our assessment and the determination of OTTI.

Loans Held for Sale

Loans held for sale are comprised of student loans and selected residential mortgage loans the Company originates with the intention of selling in the future. Occasionally, loans held for sale also include business and industry loans that the Company decides to sell. Held for sale loans are carried at the lower of cost or estimated fair value, calculated in the aggregate. At the present time, the majority of the Company's residential loans are originated with the intent to sell to the secondary market unless a loan is nonconforming to the secondary market standards or if we agree not to sell the loan due to a customer's request. The residential mortgage loans that are designated as held for sale are sold to other financial institutions in correspondent relationships. The sale of these loans takes place typically within 30 - 45 days of funding.

Total loans held for sale were $6.7 million at March 31, 2013 and $15.2 million at December 31, 2012. At March 31, 2013, loans held for sale were comprised of $3.6 million of student loans and $3.1 million of residential mortgages as compared to $3.8 million of student loans and $11.4 million of residential mortgages at December 31, 2012. The decrease in residential mortgages held for sale was the result of principal sales of mortgage loans of $14.5 million partially offset by $6.1 million in mortgage loan originations during the first three months of 2013. At March 31, 2013 there was $281,000 of student loans held for sale that were past due and no past due or impaired residential mortgage loans held for sale.

Loans Receivable

Commercial loans outstanding are comprised of commercial and industrial, tax-exempt, owner occupied real estate, commercial construction and land development and commercial real estate loans. Consumer type loans consist of residential real estate mortgages, home equity loans, consumer lines of credit and other consumer-related loans. We manage risk associated with our loan portfolio in part through diversification, with what we believe are sound policies and underwriting procedures that are reviewed, updated and approved at least annually, as well as through our ongoing loan monitoring efforts. Additionally, we monitor concentrations of loans or loan relationships by purpose, collateral or industry.

During the first three months of 2013, total gross loans receivable increased by $45.5 million, or 3% (nonannualized), from $1.53 billion at December 31, 2012 to $1.57 billion at March 31, 2013. Gross loans receivable represented 72% of total deposits and 60% of total assets at March 31, 2013, as compared to 69% and 58%, respectively, at December 31, 2012.

The following table reflects the composition of the Company's loan portfolio as of March 31, 2013 and 2012, respectively:

TABLE 4

(dollars in thousands)	March 31, 2013	% of Total	December 31, 2012	% of Total	$ Change	% Change
Commercial and industrial	$393,826	25%	$376,988	25%	$16,838	4%
Commercial tax-exempt	82,651	5	92,202	6	(9,551)	(10)
Owner occupied real estate	274,641	18	268,372	17	6,269	2
Commercial construction and land development	99,795	6	100,399	7	(604)	(1)
Commercial real estate	427,928	27	394,404	26	33,524	8
Residential	84,845	6	83,899	5	946	1
Consumer	210,652	13	212,533	14	(1,881)	(1)
Gross loans	1,574,338	100%	1,528,797	100%	$45,541	3%
Less: ALL	27,472		25,282		2,190	9
Net loans receivable	$1,546,866		$1,503,515		43,351	3%

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

The table that follows presents information regarding nonperforming assets at March 31, 2013 and at the end of the previous four quarters. Nonaccruing as well as accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$12,451	$11,289	$17,133	$16,631	$9,689
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	3,428	3,119	3,230	3,275	2,920
Commercial construction and land development	12,024	6,300	6,826	4,002	6,623
Commercial real estate	5,575	5,659	4,571	6,174	7,771
Residential	3,295	3,203	3,149	3,233	3,412
Consumer	2,517	2,846	2,304	2,123	2,055
Total nonaccrual loans	39,290	32,416	37,213	35,438	32,470
Loans past due 90 days or more and still accruing	1,726	220	704	154	8
Total nonperforming loans	41,016	32,636	37,917	35,592	32,478
Foreclosed assets	2,675	2,467	4,391	4,032	6,668
Total nonperforming assets	$43,691	$35,103	$42,308	$39,624	$39,146
Troubled Debt Restructurings
Nonaccruing TDRs	$18,927	$13,247	$14,283	$7,924	$10,295
Accruing TDRs	14,308	19,559	20,424	17,818	15,899
Total TDRs	$33,235	$32,806	$34,707	$25,742	$26,194
Nonperforming loans to total loans	2.61%	2.13%	2.52%	2.38%	2.21%
Nonperforming assets to total assets	1.67%	1.33%	1.67%	1.62%	1.58%
Nonperforming loan coverage	67%	77%	68%	73%	73%
Nonperforming assets / capital plus ALL	17%	13%	16%	16%	16%

Nonperforming assets at March 31, 2013, were $43.7 million, or 1.67%, of total assets, as compared to $35.1 million, or 1.33%, of total assets at December 31, 2012 and compared to $39.1 million, or 1.58%, of total assets at March 31, 2012. Nonperforming assets increased by $8.6 million during the first quarter of 2013 as nonperforming loan balances increased by $8.4 million and total foreclosed asset balances increased by $208,000. The Company continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate.

Nonperforming Loans

Total nonperforming loan balances increased by $8.4 million in the first quarter of 2013 to $41.0 million, or 2.61%, of total loans outstanding from $32.6 million at December 31, 2012. This increase occurred primarily in the commercial construction and land development category and was the result of a large relationship that was reclassified from accruing trouble debt restructuring status to nonaccrual status with a specific reserve. In addition, loans past due 90 days or more and still accruing increased $1.5 million due to one relationship which made payments subsequent to the end of the first quarter of 2013 bringing the outstanding balance to less than 30 days past due.
Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

Loans which have been partially charged off and have updated appraisal values remain on nonaccrual status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

The following table details the change in the total of nonaccrual loan balances for the three months ended March 31, 2013:

TABLE 6

Three Months Ended
(in thousands)	March 31, 2013
Nonaccrual loans beginning balance	$32,416
Additions	9,374
Principal charge-offs	(768)
Pay downs	(1,028)
Upgrades to accruing status	(92)
Transfers to foreclosed assets	(612)
Nonaccrual loans ending balance	$39,290

During the first quarter of 2013, the additions to nonaccrual status consisted of 18 commercial loans ranging from $8,000 to approximately $4.3 million and 11 consumer loans averaging $46,000 each. As discussed previously, one large relationship was reclassified from accruing TDR status to nonaccrual status and constitutes a large portion of the additions to nonaccrual.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial and industrial loans and commercial construction and land development loans, our two largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Commercial and Industrial:
Number of loans	54	50	49	42	42
Number of loans greater than $1 million	5	4	5	5	3
Average outstanding balance of those loans:
Greater than $1 million	$1,703	$2,024	$2,445	$2,474	$2,195
Less than $1 million	$81	$70	$112	$116	$80
Commercial Construction and Land Development:
Number of loans	10	10	9	10	16
Number of loans greater than $1 million	4	2	2	2	2
Average outstanding balance of those loans:
Greater than $1 million	$2,719	$2,484	$2,500	$1,352	$1,352
Less than $1 million	$193	$168	$262	$163	$280

At March 31, 2013, 54 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $500 to $2.9 million. Of the 54 loans, five loans were in excess of $1.0 million and aggregated $8.5 million, or 68%, of total nonaccrual commercial and industrial loans. The average recorded investment of these loans was $1.7 million per loan. The remaining 49 loans account for the difference at an average recorded investment of $81,000 per loan.

There were 10 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $63,000 to $4.3 million. Of the 10 loans, four loans were in excess of $1.0 million each and aggregated $10.9 million, or 90%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $2.7 million per loan. The remaining 6 loans account for the difference at an average recorded investment of $193,000 per loan.

Foreclosed Assets
Foreclosed assets totaled $2.7 million at March 31, 2013 compared to $2.5 million at December 31, 2012. The total was comprised of 13 properties at March 31, 2013 compared to 14 properties at December 31, 2012 with the largest property valued at $1.4 million at both period ends. The increase in foreclosed real estate during the first three months of 2013 is the result of the transfer of three properties into this category totaling approximately $612,000 partially offset by the sale of four properties for a total of $360,000.
The Company obtains third party appraisals by one of several Board pre-approved certified general appraisers on nonperforming loans secured by real estate at the time a loan is determined to be nonperforming to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any unpaid real estate taxes and any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring the property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals, recent offers or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral in attempt to minimize losses. All TDRs are considered to be impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine that there is reasonable assurance of repayment.

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

Total TDR balances increased by $429,000, or 1%, during the first quarter of 2013. As of March 31, 2013, TDRs totaled $33.2 million, of which $18.9 million were included in total nonaccruing loans. The remaining $14.3 million of TDRs were accruing at March 31, 2013. TDR loans totaled $32.8 million at December 31, 2012, of which $13.2 million were included in total nonaccruing loans. The remaining $19.6 million of TDRs at December 31, 2012 were accruing. The net increase in total TDRs was the result of the addition of four loans totaling $1.4 million partially offset by a charge-down of one relationship plus payments received on existing TDRs. The increase in nonaccruing TDRs and decrease in accruing TDRs was primarily a result of one large relationship that was reclassified from accruing status to nonaccruing status during the first quarter of 2013 as previously mentioned.

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $58.5 million at March 31, 2013 with an aggregate specific allowance of $9.3 million compared to impaired loans totaling $56.6 million at December 31, 2012 with a $7.1 million aggregate specific allocation. The specific allocations at March 31, 2013 and December 31, 2012 related to six relationships for both quarters.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended March 31, 2013, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
The Bank obtains third party appraisals ordered by the Real Estate Loan Administration Department on nonperforming loans secured by real estate at the time the loan is determined to be impaired. The Bank properly charges down loans based on the appropriate discounted fair value of the collateral as determined by the current appraisal or other collateral valuations less any unpaid real estate taxes and any costs to sell. The charge-down of any impaired loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal or valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.
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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at March 31, 2013.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $51.1 million at March 31, 2013 compared to $46.9 million at December 31, 2012 and were comprised of $18.2 million of special mention rated loans and $32.9 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at March 31, 2013.

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

Allowance for Loan Losses

The Company recorded provisions of $2.3 million to the allowance during the first quarter of 2013, compared to $2.5 million for the first quarter of 2012. Net charge-offs for the three months ended March 31, 2013 were $110,000, or 0.03% (annualized), of average loans outstanding compared to $361,000, or 0.10% (annualized), of average loans outstanding in the same period of 2012. Net charge-offs during the first quarter of 2013 included a recovery of $477,000 on one loan that had been partially charged off in 2010 and 2011.

The ALL as a percentage of total loans receivable was 1.74% at March 31, 2013, compared to 1.65% at December 31, 2012. The increase in the allowance was primarily due to an increase in specific allocations on certain impaired loans. The Company had a total specific reserves of $9.3 million which covered eight impaired loans at March 31, 2013.  At December 31, 2012, the Company had total of $7.1 million of specific reserves covering seven impaired loans. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 67% as of March 31, 2013 compared to 77% at December 31, 2012. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at March 31, 2013 were $2.20 billion, down $34.5 million, or 2% (nonannualized), from total deposits of $2.23 billion at December 31, 2012 but up $110.0 million, or 5%, over March 31, 2012. Core deposits totaled $2.14 billion at March 31, 2013, down $33.0 million, or 2% (nonannualized), from December 31, 2012 but up $110.1 million, or 5%, over the previous twelve months. Total noninterest-bearing deposits increased by $27.2 million, or 6% (nonannualized), from $455.0 million at December 31, 2012 to $482.2 million at March 31, 2013 and total interest-bearing deposits decreased by $61.7 million, or 3% (nonannualized), for the same period. Specifically, demand interest-bearing deposits decreased $67.0 million and time and other noncore deposits decreased by $9.8 million for the first three months of 2013 while savings deposits increased by $15.1 million in the same period. The cost of total core deposits for the first quarter of 2013 was 0.31%, down 11 bps from the same period in 2012.

The average balances and weighted-average rates paid on deposits for the first three months of 2013 and 2012 are presented in the table that follows:

TABLE 8

	Three Months Ended March 31,
	2013		2012
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$433,085		$393,759
Interest-bearing (money market and checking)	1,077,739	0.30%	1,012,270	0.41%
Savings	414,297	0.32	378,227	0.37
Time and other noncore deposits	193,556	1.03	218,459	1.29
Total deposits	$2,118,677		$2,002,715

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At March 31, 2013, short-term borrowings totaled $148.9 million as compared to $113.2 million at December 31, 2012. Average short-term borrowings for the first three months of 2013 were $228.9 million as compared to $99.7 million for the first three months of 2012. The average rate paid on the short-term borrowings was 0.23% for the first three months of 2013 compared to 0.21% for the first three months of 2012.

Long-Term Debt

Long-term debt totaled $15.8 million at March 31, 2013 compared to $40.8 million at December 31, 2012, the decrease was the result of a $25.0 million FHLB borrowing which matured during the quarter.  The advance had an original term of two years and a fixed rate of 1.01%.

Stockholders' Equity

At March 31, 2013, stockholders' equity totaled $236.5 million, up $1.1 million, over $235.4 million at December 31, 2012. Stockholders' equity at March 31, 2013 included $4.6 million of unrealized gains and at December 31, 2012 included $7.2 million of unrealized gains, net of income tax impacts, on securities available for sale. Total stockholders' equity to total assets was 9.05% at March 31, 2013 compared to 8.93% at December 31, 2012. Tangible common equity to tangible assets was 9.01% at March 31, 2013 compared to 8.90% at December 31, 2012.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either March 31, 2013 or December 31, 2012. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	March 31, 2013	December 31, 2012
Total stockholders' equity to assets (GAAP)	9.05%	8.93%
Less: Effect of excluding preferred stock	0.04%	0.03%
Tangible common equity to tangible assets	9.01%	8.90%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2013, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Total Capital	15.19%	15.22%	14.60%	14.59%	8.00%	10.00%
Tier 1 Capital	13.94	13.97	13.34	13.34	4.00	6.00
Leverage ratio (to total average assets)	9.40	9.61	9.00	9.18	4.00	5.00

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

The following table compares the impact on forecasted net interest income at March 31, 2013 and 2012 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	March 31, 2013		March 31, 2012
	12 Months	24 Months	12 Months	24 Months
Plus 300	0.19%	3.26%	(0.66)%	2.36%
Plus 200	0.25	2.29	(0.60)	1.58
Plus 100	0.30	1.18	(0.49)	0.73

Management continues to evaluate strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of a portion of our AFS investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings, extending the maturity structure of the Bank's short-term borrowing position or fixing the cost of our short-term borrowings.

Management uses many assumptions to calculate the impact of changes in interest rates. Actual results may not be similar to our projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. In general, a flattening of the interest rate yield curve would result in reduced net interest income compared to a normal-shaped interest rate curve scenario and proportionate rate shift assumptions. Actual results may also differ due to management's actions, if any, in response to the changing rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At March 31, 2013 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2013 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.2 years.

Liquidity

The objective of liquidity risk management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits on demand at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. There are two fundamental risks in our liquidity risk management. The first is if we are unable to meet our funding requirements at a reasonable and profitable cost. The second is the potential inability to operate our business because adequate contingency liquidity is not available in a stressed environment or under adverse conditions.

We manage liquidity risk at both the Bank and the holding company of Metro Bank (the Parent) levels to help ensure that we can obtain cost-effective funding to meet current and future obligations and to help ensure that we maintain an appropriate level of contingent liquidity. The board of directors is responsible for approving our Liquidity Policy to be managed by the ALCO and management.

Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a quarterly basis, a comprehensive liquidity analysis is reviewed by our board of directors. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed Liquidity Contingency Plan designed to respond to an overall decline in the financial condition of the banking industry or a problem specific to the Company.

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

Our investment portfolio consists primarily of U.S. Government agency CMOs and MBSs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and may be influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The current market environment has positively impacted the fair market value of certain securities in the Company's investment portfolio; however, the Company is not inclined to act on a sale of such securities for liquidity purposes at this time. With interest rates at or near record-lows, the Company would more likely be inclined to borrow from one of the sources discussed in the following paragraph.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of March 31, 2013 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $555.3 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures. At March 31, 2013, our total potential liquidity through FHLB and other secondary sources was $590.3 million, of which $441.4 million was available, as compared to $442.6 million available out of our total potential liquidity of $580.8 million at December 31, 2012. The $9.5 million increase in potential liquidity was mainly due to an increase in the Bank's borrowing capacity as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis.

The Dodd-Frank Act provided temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and terminated on December 31, 2012. Prior to the program's December 31, 2012 expiration, the Bank entered into a deposit placement agreement with a national firm. The agreement allows customers the ability to place certain deposits with other member institutions on a reciprocal basis, thereby achieving additional FDIC insurance coverage. The Bank had $3.9 million in reciprocal deposits at March 31, 2013 with an average balance of $3.2 million at March 31, 2013. This is shown with public fund time and other deposits in Table 1. The Bank believes this will help mitigate any potential adverse impact on its liquidity position; however it has not experienced and does not anticipate a material level of customer demand for this program.

The Parent Company Liquidity - Uses

The Parent and the Bank's liquidity are managed separately. At the parent level, primary liquidity obligations include debt service related to parent company long-term debt or borrowings, unallocated corporate expenses, funding its subsidiaries, and could also include paying dividends to Metro shareholders, common stock or preferred stock share repurchases or acquisitions if Metro chose to do so.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first three months of 2013, the Parent has sufficient cash on hand to support its normal operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from Metro Bank, other sources of liquidity for the parent company include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We can also generate liquidity for Metro and its subsidiaries through the issuance of debt and equity securities. Metro has an effective shelf registration statement, whereby we can issue additional debt and equity securities.

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

Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (Disclosure Controls). This evaluation (Controls Evaluation) was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that their Disclosure Controls or their internal controls and procedures for financial reporting will prevent all errors and all fraud. The Company's Disclosure Controls are designed to provide reasonable assurance that the information provided in the reports we file under the Exchange Act, including this quarterly Form 10-Q report, is appropriately recorded, processed and summarized. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The Company conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended March 31, 2013.

Item 5. Other Information.

No items to report for the quarter ended March 31, 2013.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/10/2013	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/10/2013	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and, (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.