Form 10-Q
period 2013-06-30
METRO BANCORP, INC.
filed 2013-08-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,144,555	Common shares outstanding at	July 31, 2013

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$48,011	$56,582
Securities, available for sale at fair value	644,668	675,109
Securities, held to maturity at cost (fair value 2013: $210,755; 2012: $273,671)	218,794	269,783
Loans, held for sale	7,160	15,183
Loans receivable, net of allowance for loan losses (allowance 2013: $28,038; 2012: $25,282)	1,605,828	1,503,515
Restricted investments in bank stock	23,819	15,450
Premises and equipment, net	77,788	78,788
Other assets	32,337	20,465
Total assets	$2,658,405	$2,634,875

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$463,805	$455,000
Interest-bearing	1,704,954	1,776,291
Total deposits	2,168,759	2,231,291
Short-term borrowings	230,025	113,225
Long-term debt	15,800	40,800
Other liabilities	15,353	14,172
Total liabilities	2,429,937	2,399,488
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2013: 14,138,800; 2012: 14,131,263)	14,139	14,131
Surplus	157,918	157,305
Retained earnings	63,964	56,311
Accumulated other comprehensive income (loss)	(7,953)	7,240
Total stockholders' equity	228,468	235,387
Total liabilities and stockholders' equity	$2,658,405	$2,634,875

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest Income
Loans receivable, including fees:
Taxable	$18,516	$18,075	$36,487	$35,835
Tax-exempt	905	897	1,836	1,764
Securities:
Taxable	5,007	5,567	10,366	11,238
Tax-exempt	184	86	368	119
Federal funds sold	—	—	—	1
Total interest income	24,612	24,625	49,057	48,957
Interest Expense
Deposits	1,525	2,000	3,144	4,082
Short-term borrowings	181	74	312	127
Long-term debt	307	581	667	1,162
Total interest expense	2,013	2,655	4,123	5,371
Net interest income	22,599	21,970	44,934	43,586
Provision for loan losses	1,800	2,950	4,100	5,450
Net interest income after provision for loan losses	20,799	19,020	40,834	38,136
Noninterest Income
Service charges, fees and other operating income	7,093	7,076	14,025	13,953
Gains on sales of loans	250	372	663	601
Total fees and other income	7,343	7,448	14,688	14,554
Other-than-temporary impairment (OTTI) losses	—	—	—	(649)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment loss on investment securities	—	—	—	(649)
Net gains (losses) on sales/calls of securities	(9)	12	21	996
Total noninterest income	7,334	7,460	14,709	14,901
Noninterest Expenses
Salaries and employee benefits	10,391	10,166	21,216	20,704
Occupancy	2,150	2,050	4,273	4,133
Furniture and equipment	1,185	1,238	2,272	2,504
Advertising and marketing	448	381	817	801
Data processing	3,276	3,281	6,482	6,663
Regulatory assessments and related costs	551	849	1,085	1,675
Telephone	875	833	1,828	1,707
Loan expense	1,044	321	1,369	691
Foreclosed real estate	71	781	215	1,144
Pennsylvania shares tax	573	515	1,138	1,019
Other	1,796	2,259	3,994	4,564
Total noninterest expenses	22,360	22,674	44,689	45,605
Income before taxes	5,773	3,806	10,854	7,432
Provision for federal income taxes	1,725	1,044	3,161	1,986
Net income	$4,048	$2,762	$7,693	$5,446
Net Income per Common Share
Basic	$0.28	$0.19	$0.54	$0.38
Diluted	0.28	0.19	0.54	0.38
Average Common and Common Equivalent Shares Outstanding
Basic	14,137	14,128	14,134	14,127
Diluted	14,243	14,128	14,201	14,127
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$4,048	$2,762	$7,693	$5,446
Other comprehensive (loss) income, net of tax:
Net unrealized holding gains (losses) arising during the period (net of taxes for the three months 2013: ($6,759); 2012: ($631), net of taxes for the six months 2013: ($8,137); 2012: $1,147)	(12,554)	(1,226)	(15,426)	2,227
Reclassification adjustment for net realized (gains) losses on securities recorded in income (1) (net of taxes for the three months 2013: $2; 2012: $105, net of taxes for the six months 2013: $124; 2012: ($226)	7	204	233	(438)
Reclassification for OTTI credit losses recorded in income (net of taxes for the six months 2012: $221)	—	—	—	428
Other comprehensive (loss) income	(12,547)	(1,022)	(15,193)	2,217
Total comprehensive (loss) income	$(8,499)	$1,740	$(7,500)	$7,663

(1) Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Net income	—	—	—	5,446	—	5,446
Other comprehensive income	—	—	—	—	2,217	2,217
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 3,100 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	3	32	—	—	35
Common stock share-based awards	—	—	423	—	—	423
June 30, 2012	$400	$14,128	$156,639	$50,903	$6,031	$228,101

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	7,693	—	7,693
Other comprehensive loss	—	—	—	—	(15,193)	(15,193)
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 6,255 shares issued under stock option plans, including tax benefit of $7	—	6	73	—	—	79
Common stock of 10 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,272 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	41	—	—	43
Common stock share-based awards	—	—	499	—	—	499
June 30, 2013	$400	$14,139	$157,918	$63,964	$(7,953)	$228,468

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Operating Activities
Net income	$7,693	$5,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	5,450
Provision for depreciation and amortization	2,646	3,045
Deferred income tax benefit	(564)	(106)
Amortization of securities premiums and accretion of discounts (net)	602	826
Losses (gains) on sales of available for sales securities (net)	357	(664)
Gains on sales/calls of held to maturity securities	(379)	(332)
Other-than-temporary impairment losses on investment securities	—	649
Proceeds from sales of other loans originated for sale	30,196	31,130
Loans originated for sale	(21,510)	(35,349)
Gains on sales of loans originated for sale	(663)	(601)
Loss on write-down on foreclosed real estate	15	187
Losses on sales of foreclosed real estate (net)	57	741
(Gains) losses on disposal of premises and equipment (net)	116	(14)
Stock-based compensation	499	423
Amortization of deferred loan origination fees and costs (net)	1,349	1,359
(Increase) decrease in other assets	(1,216)	1,285
Increase (decrease) in other liabilities	1,181	(1,090)
Net cash provided by operating activities	24,479	12,385
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	87,792	69,601
Proceeds from sales	76,262	249,323
Purchases	(157,777)	(307,800)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	57,767	121,734
Proceeds from sales	13,600	4,822
Purchases	(20,000)	(120,974)
Proceeds from sales of foreclosed real estate	542	3,354
Increase in loans receivable (net)	(110,455)	(59,779)
(Purchase) redemption of restricted investment in bank stock (net)	(8,369)	1,632
Proceeds from sale of premises and equipment	66	14
Purchases of premises and equipment	(1,828)	(2,725)
Net cash used by investing activities	(62,400)	(40,798)
Financing Activities
(Decrease) increase in demand, interest checking, money market, and savings deposits (net)	(57,505)	23,947
Decrease in time and other noncore deposits (net)	(5,027)	(9,606)
Increase in short-term borrowings (net)	116,800	7,250
Repayment of long-term borrowings	(25,000)	—
Proceeds from common stock options exercised	72	—
Proceeds from dividend reinvestment and common stock purchase plan	43	35
Tax benefit on exercise of stock options	7	—
Cash dividends on preferred stock	(40)	(40)
Net cash provided by financing activities	29,350	21,586
Decrease in cash and cash equivalents	(8,571)	(6,827)
Cash and cash equivalents at beginning of year	56,582	55,073
Cash and cash equivalents at end of period	$48,011	$48,246
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$3,924	$5,505
Cash paid for income taxes	3,925	2,450
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	2,693	1,421
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Events occurring subsequent to the balance sheet through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the six months ended June 30, 2013 and 2012, respectively: risk-free interest rates of 1.4% and 1.7%; volatility factors of the expected market price of the Company's common stock of 41% and 48%; assumed forfeiture rates of 11.16% and 8.97%; weighted-average expected lives of the options of 7.5 years for both June 30, 2013 and June 30, 2012; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the six months ended June 30, 2013 and 2012 was $7.54 and $5.99 per option, respectively. In the first six months of 2013, the Company granted 126,271 options to purchase shares of the Company's stock at exercise prices ranging from $16.53 to $17.10 per share.

The Company recorded stock-based compensation expense of approximately $499,000 and $423,000 during the first six months ended June 30, 2013 and June 30, 2012, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2013 and 2012 the Company reversed $135,000 and $230,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2009 and 2008, respectively.

NOTE 3.    Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,994	$—	$(2,991)	$31,003
Residential mortgage-backed securities	68,949	—	(1,844)	67,105
Agency collateralized mortgage obligations	527,064	3,114	(9,349)	520,829
Municipal securities	26,895	—	(1,164)	25,731
Total	$656,902	$3,114	$(15,348)	$644,668
Held to Maturity:
U.S. Government agency securities	$149,089	$—	$(9,518)	$139,571
Residential mortgage-backed securities	18,024	1,089	—	19,113
Agency collateralized mortgage obligations	43,703	476	—	44,179
Corporate debt securities	5,000	55	—	5,055
Municipal securities	2,978	3	(144)	2,837
Total	$218,794	$1,623	$(9,662)	$210,755

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,994	$19	$(252)	$33,761
Residential mortgage-backed securities	55,614	1,596	—	57,210
Agency collateralized mortgage obligations	547,641	9,971	(745)	556,867
Municipal securities	26,890	381	—	27,271
Total	$664,139	$11,967	$(997)	$675,109
Held to Maturity:
U.S. Government agency securities	$178,926	$700	$(363)	$179,263
Residential mortgage-backed securities	23,827	1,889	—	25,716
Agency collateralized mortgage obligations	49,051	1,587	—	50,638
Corporate debt securities	15,000	13	—	15,013
Municipal securities	2,979	62	—	3,041
Total	$269,783	$4,251	$(363)	$273,671

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	5,000	5,055
Due after five years through ten years	47,480	44,074	70,000	65,105
Due after ten years	13,409	12,660	82,067	77,303
	60,889	56,734	157,067	147,463
Residential mortgage-backed securities	68,949	67,105	18,024	19,113
Agency collateralized mortgage obligations	527,064	520,829	43,703	44,179
Total	$656,902	$644,668	$218,794	$210,755

During the second quarter of 2013, the Company sold 10 securities with a total fair market value of $29.0 million. The Company had no agency debentures that were called by their respective issuers. In total, the Company realized net securities losses of $9,000. Of the investments sold, none were from the held to maturity (HTM) portfolio.

During the second quarter of 2012, the Company sold four mortgage-backed securities (MBSs), six agency collateralized mortgage obligations (CMOs) and three private-label CMOs all with a total fair market value of $44.5 million and realized a net pretax gain of $12,000. Four of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its originally purchased par value and, therefore, were sold without tainting the remaining HTM portfolio. The Company also had $20.0 million of agency debentures that were called by their issuing agency during the second quarter of 2012.

During the first six months of 2013, the Company sold 21 securities with a total fair market value of $89.9 million. The Company also had $50.0 million of agency debentures that were called by their respective issuers. In total, the Company realized net security gains of $21,000. Of the investments sold, five were from the HTM portfolio, four of which were amortizing securities that had already returned at least 85% of their respective principal, and one of which was a corporate bond within three months of its maturity date. In all cases, these could be sold without tainting the remaining HTM portfolio.

During the first six months of 2012, the Company sold four MBSs, 27 agency CMOs and five private-label CMOs with a total fair market value of $254.1 million and realized a net pretax gain of $996,000. Five of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its original purchased par value and, therefore, were sold without tainting the remaining HTM portfolio. Additionally, the Company had $130.3 million in a total of nine agency debentures that were called by their issuing agency.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale (AFS) and HTM portfolios. The Company uses the specific identification method to record security sales.

At June 30, 2013, securities with a carrying value of $692.3 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized Losses	OTTI Credit Losses	Net Gains
Three Months Ended:
June 30, 2013	$363	$(372)	$—	$(9)
June 30, 2012	626	(614)	—	12
Six Months Ended:
June 30, 2013	$1,183	$(1,162)	$—	$21
June 30, 2012	2,495	(1,499)	(649)	347

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$31,003	$(2,991)	$—	$—	$31,003	$(2,991)
Residential mortgage-backed securities	67,105	(1,844)	—	—	67,105	(1,844)
Agency CMOs	298,454	(9,349)	—	—	298,454	(9,349)
Municipal securities	25,731	(1,164)	—	—	25,731	(1,164)
Total	$422,293	$(15,348)	$—	$—	$422,293	$(15,348)
Held to Maturity:
U.S. Government agency securities	$139,571	$(9,518)	$—	$—	$139,571	$(9,518)
Municipal securities	1,731	(144)	—	—	1,731	(144)
Total	$141,302	$(9,662)	$—	$—	$141,302	$(9,662)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$24,748	$(252)	$—	$—	$24,748	$(252)
Agency CMOs	53,274	(745)	—	—	53,274	(745)
Total	$78,022	$(997)	$—	$—	$78,022	$(997)
Held to Maturity:
U.S. Government agency securities	$57,572	$(363)	$—	$—	$57,572	$(363)
Total	$57,572	$(363)	$—	$—	$57,572	$(363)

The Company's investment securities portfolio consists of U.S. Government agency debentures, U.S. Government sponsored agency MBSs, agency CMOs, corporate bonds and municipal bonds. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at June 30, 2013 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 27 CMOs and ten MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns 26 municipal bonds that were in an unrealized loss position as of June 30, 2013. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. In all cases, the bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard and Poors. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The table that follows rolls forward the cumulative life-to-date credit losses which have been recognized in earnings for the private-label CMOs for the three months and six months ended June 30, 2013 and June 30, 2012. The Company did not incur any credit losses for the private-label CMOs in 2013 and does not currently hold private-label CMOs as of June 30, 2013.

	Private-label CMOs
	Available for Sale
(in thousands)	2013	2012
Cumulative OTTI credit losses at April 1,	$—	$2,293
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Reduction due to credit impaired securities sold	—	(2,041)
Cumulative OTTI credit losses recognized for securities still held at June 30,	$—	$252

	Private-label CMOs
	Available for Sale
(in thousands)	2013	2012
Cumulative OTTI credit losses at January 1,	$—	$2,949
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	649
Reduction due to credit impaired securities sold	—	(3,346)
Cumulative OTTI credit losses recognized for securities still held at June 30,	$—	$252

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $512.8 million at June 30, 2013, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at June 30, 2013 and December 31, 2012 is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$415,740	$376,988
Commercial tax-exempt	82,455	92,202
Owner occupied real estate	288,702	268,372
Commercial construction and land development	105,596	100,399
Commercial real estate	433,628	394,404
Residential	90,590	83,899
Consumer	217,155	212,533
	1,633,866	1,528,797
Less: allowance for loan losses	28,038	25,282
Net loans receivable	$1,605,828	$1,503,515

The following table summarizes nonaccrual loans by loan type at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial and industrial	$12,053	$11,289
Commercial tax-exempt	—	—
Owner occupied real estate	4,999	3,119
Commercial construction and land development	12,027	6,300
Commercial real estate	3,893	5,659
Residential	7,133	3,203
Consumer	3,422	2,846
Total nonaccrual loans	$43,527	$32,416

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Company does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $43.5 million exceeds the balance of total loans that are 90 days past due of $24.4 million at June 30, 2013 as presented in the aging analysis tables that follow.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At June 30, 2013 there were no unused commitments on nonaccrual loans.

The following tables are an age analysis of past due loan receivables as of June 30, 2013 and December 31, 2012:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
June 30, 2013
Commercial and industrial	$402,836	$5,307	$3,067	$4,530	$12,904	$415,740	$—
Commercial tax-exempt	82,455	—	—	—	—	82,455	—
Owner occupied real estate	283,912	998	626	3,166	4,790	288,702	—
Commercial construction and land development	97,258	—	—	8,338	8,338	105,596	—
Commercial real estate	427,131	822	4,889	786	6,497	433,628	—
Residential	82,560	—	2,258	5,772	8,030	90,590	—
Consumer	211,777	1,795	1,791	1,792	5,378	217,155	—
Total	$1,587,929	$8,922	$12,631	$24,384	$45,937	$1,633,866	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2012
Commercial and industrial	$368,769	$1,096	$3,256	$3,867	$8,219	$376,988	$30
Commercial tax-exempt	92,202	—	—	—	—	92,202	—
Owner occupied real estate	265,817	610	353	1,592	2,555	268,372	—
Commercial construction and land development	89,250	4,251	4,318	2,580	11,149	100,399	188
Commercial real estate	386,821	3,846	78	3,659	7,583	394,404	—
Residential	76,587	4,303	1,252	1,757	7,312	83,899	—
Consumer	208,335	2,277	410	1,511	4,198	212,533	2
Total	$1,487,781	$16,383	$9,667	$14,966	$41,016	$1,528,797	$220

The past due portfolio is constantly moving through collection efforts which include: restructures when appropriate, foreclosures or ultimately charge offs. During the first six months of 2013, $13.0 million of past due loans at December 31, 2012 improved to current status at June 30, 2013. Another $4.1 million of past due loan balances paid off during the first six months of 2013. Additionally, $999,000 and $2.6 million of those loans past due at December 31, 2012, were charged off or moved to foreclosed real estate, respectively. Another $25.8 million in current loans at December 31, 2012, became delinquent and were reported as past due at June 30, 2013. Out of the $25.8 million of loans that became past due after December 31, 2012, $3.5 million were 90 days past due or greater, $14.1 million were 60-89 days past due while the remainder, or $8.2 million, were 30-59 days past due at June 30, 2013.

The commercial and industrial loan category had the most significant dollar increase in past due status since December 31, 2012. The majority of the increase was in the 30-59 days past due as the result of two large loans. In addition, owner occupied real estate past dues increased $2.2 million while the commercial construction and land development category decreased by $2.8 million.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of June 30, 2013 and December 31, 2012 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

June 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$2,695	$—	$1,415	$3,470	$1,755	$508	$492	$—	$10,335
Collectively evaluated for impairment	7,854	74	792	4,340	3,304	355	766	218	17,703
Total ALL	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038
Loans receivable:
Loans evaluated individually	$15,406	$—	$5,260	$15,526	$15,330	$8,283	$3,863	$—	$63,668
Loans evaluated collectively	400,334	82,455	283,442	90,070	418,298	82,307	213,292	—	1,570,198
Total loans receivable	$415,740	$82,455	$288,702	$105,596	$433,628	$90,590	$217,155	$—	$1,633,866

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$2,399	$—	$1,451	$2,470	$800	$—	$—	$—	$7,120
Collectively evaluated for impairment	7,560	83	678	4,752	3,183	324	793	789	18,162
Total ALL	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Loans receivable:
Loans evaluated individually	$13,082	$—	$3,380	$15,549	$17,136	$4,163	$3,331	$—	$56,641
Loans evaluated collectively	363,906	92,202	264,992	84,850	377,268	79,736	209,202	—	1,472,156
Total loans receivable	$376,988	$92,202	$268,372	$100,399	$394,404	$83,899	$212,533	$—	$1,528,797

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

Typically commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. The market value and cash flow of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans generally carry a lower risk factor comparatively within the commercial portfolio because the repayment of these loans relies primarily on the cash flow from a business which is more stable and predictable.

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

The following tables summarize the transactions in the ALL for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at April 1	$10,408	$75	$2,208	$7,967	$5,038	$338	$787	$651	$27,472
Provision charged to operating expenses	1,175	(1)	51	(161)	162	539	468	(433)	1,800
Recoveries of loans previously charged-off	194	—	—	12	—	—	22	—	228
Loans charged-off	(1,228)	—	(52)	(8)	(141)	(14)	(19)	—	(1,462)
Balance at June 30	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	1,522	(9)	311	115	1,299	666	767	(571)	4,100
Recoveries of loans previously charged-off	332	—	3	498	—	3	58	—	894
Loans charged-off	(1,264)	—	(236)	(25)	(223)	(130)	(360)	—	(2,238)
Balance at June 30	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at April 1	$8,251	$72	$1,794	$8,940	$3,347	$426	$783	$146	$23,759
Provision charged to operating expenses	2,481	2	368	172	(129)	22	79	(45)	2,950
Recoveries of loans previously charged-off	180	—	4	15	27	—	21	—	247
Loans charged-off	(337)	—	(49)	(210)	(106)	(10)	(86)	—	(798)
Balance at June 30	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	2,434	(5)	1,473	1,225	140	67	80	36	5,450
Recoveries of loans previously charged-off	201	—	7	450	30	1	45	—	734
Loans charged-off	(460)	—	(92)	(598)	(272)	(65)	(159)	—	(1,646)
Balance at June 30	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158

The following table presents information regarding the Company's impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$10,101	$15,253	$—	$7,426	$11,746	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	3,845	4,448	—	1,929	2,301	—
Commercial construction and land development	7,717	7,863	—	7,716	8,500	—
Commercial real estate	11,173	11,329	—	12,965	14,619	—
Residential	5,130	5,482	—	4,163	4,423	—
Consumer	3,371	3,625	—	3,331	3,547	—
Total impaired loans with no related allowance	41,337	48,000	—	37,530	45,136	—
Loans with an allowance recorded:
Commercial and industrial	5,305	5,305	2,695	5,656	6,526	2,399
Owner occupied real estate	1,415	1,415	1,415	1,451	1,451	1,451
Commercial construction and land development	7,809	7,809	3,470	7,833	7,833	2,470
Commercial real estate	4,157	4,157	1,755	4,171	4,172	800
Residential	3,153	3,153	508	—	—	—
Consumer	492	492	492	—	—	—
Total impaired loans with an allowance recorded	22,331	22,331	10,335	19,111	19,982	7,120
Total impaired loans:
Commercial and industrial	15,406	20,558	2,695	13,082	18,272	2,399
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,260	5,863	1,415	3,380	3,752	1,451
Commercial construction and land development	15,526	15,672	3,470	15,549	16,333	2,470
Commercial real estate	15,330	15,486	1,755	17,136	18,791	800
Residential	8,283	8,635	508	4,163	4,423	—
Consumer	3,863	4,117	492	3,331	3,547	—
Total impaired loans	$63,668	$70,331	$10,335	$56,641	$65,118	$7,120

Compared to December 31, 2012, $32.8 million of impaired loans without a specific reserve remained impaired without a specific reserve at June 30, 2013. In addition $16.6 million of impaired loans with specific reserves at December 31, 2012 remained impaired with a specific reserve at June 30, 2013. A total of $15.2 million of loans were downgraded and deemed to be impaired subsequent to December 31, 2012, $5.9 million of these loans had a specific reserve related to them. A total of $2.9 million of loans impaired at December 31, 2012 were paid in full during the first six months of 2013, $851,000 were charged-off and $2.6 million were transfered to foreclosed real estate.

The following table presents additional information regarding the Company's impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$9,952	$43	$11,321	$31	$9,230	$74	$12,103	$92
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	2,764	—	4,306	43	2,358	—	5,508	123
Commercial construction and land development	7,806	45	10,680	130	7,915	90	11,161	251
Commercial real estate	11,557	111	10,842	39	12,210	256	11,429	96
Residential	4,901	19	3,963	7	4,736	36	3,785	18
Consumer	3,305	8	2,268	2	3,184	14	2,136	2
Total impaired loans with no related allowance	40,285	226	43,380	252	39,633	470	46,122	582
Loans with an allowance recorded:
Commercial and industrial	5,312	—	4,219	—	5,251	—	3,010	—
Owner occupied real estate	1,418	—	1,456	—	1,427	—	1,136	—
Commercial construction and land development	7,816	—	13,312	—	7,829	—	13,066	—
Commercial real estate	4,159	—	—	—	4,165	—	—	—
Residential	1,051	—	—	—	526	—	—	—
Consumer	164	—	—	—	82	—	—	—
Total impaired loans with an allowance recorded	19,920	—	18,987	—	19,280	—	17,212	—
Total impaired loans:
Commercial and industrial	15,264	43	15,540	31	14,481	74	15,113	92
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	4,182	—	5,762	43	3,785	—	6,644	123
Commercial construction and land development	15,622	45	23,992	130	15,744	90	24,227	251
Commercial real estate	15,716	111	10,842	39	16,375	256	11,429	96
Residential	5,952	19	3,963	7	5,262	36	3,785	18
Consumer	3,469	8	2,268	2	3,266	14	2,136	2
Total impaired loans	$60,205	$226	$62,367	$252	$58,913	$470	$63,334	$582

Impaired loans averaged approximately $58.9 million and $63.3 million for the six months ended June 30, 2013 and 2012, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note. Interest income continued to accrue on impaired loans that were still accruing and totaled $470,000 and $582,000 for the six months ended June 30, 2013 and 2012, respectively.

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
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended June 30, 2013 and December 31, 2012. There were no loans classified as doubtful for the periods ended June 30, 2013 or December 31, 2012.

	June 30, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$367,438	$11,646	$24,603	$12,053	$415,740
Commercial tax-exempt	82,455	—	—	—	82,455
Owner occupied real estate	272,441	3,842	7,420	4,999	288,702
Commercial construction and land development	89,173	1,851	2,545	12,027	105,596
Commercial real estate	420,386	567	8,782	3,893	433,628
Total	$1,231,893	$17,906	$43,350	$32,972	$1,326,121

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$335,463	$6,120	$24,116	$11,289	$376,988
Commercial tax-exempt	92,202	—	—	—	92,202
Owner occupied real estate	253,338	4,160	7,755	3,119	268,372
Commercial construction and land development	81,219	5,046	7,834	6,300	100,399
Commercial real estate	379,313	574	8,858	5,659	394,404
Total	$1,141,535	$15,900	$48,563	$26,367	$1,232,365

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$83,457	$7,133	$90,590
Consumer	213,733	3,422	217,155
Total	$297,190	$10,555	$307,745

	December 31, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$80,696	$3,203	$83,899
Consumer	209,687	2,846	212,533
Total	$290,383	$6,049	$296,432

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and six month periods ended June 30, 2013 and 2012. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Material extension of time	—	$—	1	$1,262	—	$—	1	$1,262
Change in amortization period	8	1,204	—	—	8	1,204	—	—
Owner occupied real estate:
Forbearance agreement	—	—	—	—	1	193	—	—
Commercial construction and land development:
Material extension of time	1	1,851	1	351	4	2,902	5	3,396
Commercial real estate:
Material extension of time	—	—	—	—	—	—	1	68
Change in amortization period	3	2,942	—	—	3	2,942	—	—
Residential:
Material extension of time	—	—	1	280	1	260	1	280
Combination of concessions	—	—	—	—	—	—	1	195
Consumer:
Material extension of time	—	—	1	178	—	—	2	195
Total	12	$5,997	4	$2,071	17	$7,501	11	$5,396

The following table represents loans receivable modified as TDR within the 12 months previous to June 30, 2013 and 2012, respectively, and that subsequently defaulted during the three and six month periods ended June 30, 2013 and 2012, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	9	$6,151	1	$2	10	$6,390	2	$180
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	2	1,610	—	—	2	1,610	1	82
Commercial construction and land development	2	2,628	1	211	3	6,119	5	3,239
Commercial real estate	3	2,942	—	—	4	6,217	4	3,366
Residential	—	—	1	194	1	259	3	624
Consumer	—	—	1	177	2	177	1	177
Total	16	$13,331	4	$584	22	$20,772	16	$7,668

Of the 22 contracts that subsequently payment defaulted during the six month period ended June 30, 2013, 20 were still in payment default at June 30, 2013. Sixteen of the 20 contracts totaling $17.5 million were less than 30 days past due.

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The amount of the liability for guarantees under standby letters of credit issued was $48,000 for the periods ended June 30, 2013 and December 31, 2012. The Company had $38.8 million and $34.1 million of standby letters of credit at June 30, 2013 and December 31, 2012, respectively.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. At June 30, 2013, the Company had $528.9 million in total unused commitments, including the standby letters of credit. Management does not anticipate any material losses as a result of these transactions.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
U.S. Government agency securities	$31,003	$—	$31,003	$—
Residential MBSs	67,105	—	67,105	—
Agency CMOs	520,829	—	520,829	—
Municipal securities	25,731	—	25,731	—
Securities available for sale	$644,668	$—	$644,668	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
U.S. Government agency securities	$33,761	$—	$33,761	$—
Residential MBSs	57,210	—	57,210	—
Agency CMOs	556,867	—	556,867	—
Municipal securities	27,271	—	27,271	—
Securities available for sale	$675,109	$—	$675,109	$—

As of June 30, 2013 and December 31, 2012, the Company did not have any liabilities that were measured at fair value on a recurring basis.

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

At June 30, 2013, the cumulative fair value of ten impaired loans with individual allowance allocations totaled $12.0 million, net of valuation allowances of $10.3 million and the fair value of impaired loans that were partially charged off during the first six months of 2013 totaled $2.1 million, net of charge-offs of $1.3 million. At December 31, 2012, the cumulative fair value of seven impaired loans with individual allowance allocations totaled $12.0 million, net of valuation allowances of $7.1 million and impaired loans that were partially charged off during 2012 totaled $4.2 million, net of charge-offs of $2.6 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. There were no foreclosed assets with valuation allowances recorded subsequent to initial foreclosure at June 30, 2013 and December 31, 2012, respectively.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Impaired loans with specific allocation	$11,996	$—	$—	$11,996
Impaired loans net of partial charge-offs	2,142	—	—	2,142
Total	$14,138	$—	$—	$14,138

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans with specific allocation	$11,991	$—	$—	$11,991
Impaired loans net of partial charge-offs	4,227	—	—	4,227
Total	$16,218	$—	$—	$16,218

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between levels 1 and 2 or between levels 2 and 3 for the six months ended June 30, 2013.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the six months ended June 30, 2013 or the year ended December 31, 2012.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Central Bankers Bank (ACBB) stock at June 30, 2013 and December 31, 2012.

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

The estimated fair values of the Company's financial instruments were as follows at June 30, 2013 and December 31, 2012:

Fair Value Measurements at June 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$48,011	$48,011	$48,011	$—	$—
Securities	863,462	855,423	—	855,423	—
Loans, held for sale	7,160	7,199	—	—	7,199
Loans receivable, net	1,605,828	1,614,277	—	—	1,614,277
Restricted investments in bank stock	23,819	23,819	—	—	23,819
Accrued interest receivable	7,290	7,290	7,290	—	—
Financial liabilities:
Deposits	$2,168,759	$2,169,781	$—	$—	$2,169,781
Short-term borrowings	230,025	230,025	230,025	—	—
Long-term debt	15,800	10,617	—	—	10,617
Accrued interest payable	505	505	505	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$56,582	$56,582	$56,582	$—	$—
Securities	944,892	948,780	—	948,780	—
Loans, held for sale	15,183	15,415	—	—	15,415
Loans receivable, net	1,503,515	1,516,839	—	—	1,516,839
Restricted investments in bank stock	15,450	15,450	—	—	15,450
Accrued interest receivable	7,206	7,206	7,206	—	—
Financial liabilities:
Deposits	$2,231,291	$2,232,789	$—	$—	$2,232,789
Short-term borrowings	113,225	113,225	113,225	—	—
Long-term debt	40,800	35,629	—	—	35,629
Accrued interest payable	308	308	308	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $1.7 million for the second quarter of 2013, compared to $1.0 million for the same period in 2012. The effective tax rate was 30% and 27% for the quarters ended June 30, 2013 and June 30, 2012, respectively. The reason for the increase in the effective tax rate for the second quarter of 2013 over the same quarter last year was the result of a higher statutory rate, higher overall pretax income partially offset by the proportion of tax free income to the Company's earnings before taxes which was higher during the second quarter of 2012.

The tax provision for federal income taxes was $3.2 million for the first six months of 2013, compared to $2.0 million for the same period in 2012. The effective tax rates were 29% and 27% for the first six months months ended June 30, 2013 and June 30, 2012, respectively. The variance in effective tax rates was primarily the result of a higher statutory rate, higher overall pretax income during the first six months of 2013 partially offset by the proportion of tax free income to the Company's earnings before taxes which was higher during the first six months of 2012. The Company's statutory tax rate was 35% for the six months months ended June 30, 2013 compared to 34% in the first six months of 2012.

At June 30, 2013, the Company had a net deferred tax asset of $11.6 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at June 30, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of June 30, 2013 compared to December 31, 2012 and in some instances June 30, 2012 and statements of income for the three months and six months ended June 30, 2013 compared to the same periods in 2012. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

•	possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements;

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

EXECUTIVE SUMMARY

The Company recorded net income of $4.0 million, or $0.28 per common share, for the second quarter of 2013 compared to net income of $2.8 million, or $0.19 per common share, for the same period one year ago. Net income for the first six months of 2013 totaled $7.7 million, or $0.54 per common share, up $2.2 million, or 41%, over $5.4 million, or $0.38 per common share recorded for the first half of 2012. Net loans grew $139.2 million, or 9%, and total deposits increased $82.9 million, or 4%, over the past twelve months.

Income Statement Highlights:

•	The net income of $4.0 million for the second quarter of 2013 represents an all-time high in quarterly net income for Metro.

•
Total revenues for the second quarter of 2013 were $29.9 million, up $503,000, or 2%, over total revenues of $29.4 million for the same quarter one year ago. This also represents an all-time high for the Company in quarterly revenue. Total revenues for the first half of 2013 increased $1.2 million, or 2%, over the first half of 2012.

•
The Company's net interest margin on a fully-taxable basis for the second quarter of 2013 was 3.62%, compared to 3.86% for the second quarter of 2012. The Company's deposit cost of funds for the second quarter was 0.29%, down from 0.39% for the same period one year ago.

•
Noninterest expenses were down $314,000, or 1%, from the same quarter one year ago. Total noninterest expenses for the first six months of 2013 were down $916,000, or 2%, compared to the first half of 2012.

Balance Sheet Highlights:

•	Net loans grew $139.2 million, or 9%, to $1.61 billion compared to $1.47 billion at June 30, 2012.

•	The ALL totaled $28.0 million, or 1.72%, of total loans at June 30, 2013 compared to $26.2 million, or 1.75%, of total loans at June 30, 2012.

•	Total deposits for the second quarter of 2013 increased to $2.17 billion, up $82.9 million, or 4%, over the second quarter one year ago.

•	Core deposits (all deposits excluding public fund time and brokered deposits) grew $76.3 million, or 4%, over the past twelve months.

•	Nonperforming assets were 1.81% of total assets at June 30, 2013 compared to 1.62% of total assets one year ago.

•	Metro's capital levels remain strong with a total risk-based capital ratio of 14.89%, a Tier 1 Leverage ratio of 9.37% and a tangible common equity to tangible assets ratio of 8.55%.

•	Stockholders' equity totaled $228.5 million, or 8.59% of total assets, at June 30, 2013 and the Company's book value per share was $16.09.

Summarized below are financial highlights for the six months ended June 30, 2013 compared to the same period in 2012:

TABLE 1

	At or for the Three Months Ended			For the Six Months Ended
(in thousands, except per share data)	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Total assets	$2,658,405	$2,449,801	9%
Total loans (net)	1,605,828	1,466,597	9
Total deposits	2,168,759	2,085,915	4
Total stockholders' equity	228,468	228,101	—
Total revenues	$29,933	$29,430	2%	$59,643	$58,487	2%
Provision for loan losses	1,800	2,950	(39)	4,100	5,450	(25)
Total noninterest expenses	22,360	22,674	(1)	44,689	45,605	(2)
Net income	4,048	2,762	47	7,693	5,446	41
Diluted net income per common share	0.28	0.19	47	0.54	0.38	42

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At June 30, 2013, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and six months ended June 30, 2013 and 2012, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Second Quarter 2013 compared to Second Quarter 2012

Interest-earning assets averaged $2.55 billion for the second quarter of 2013, compared to $2.31 billion for the second quarter in 2012. For the quarter ended June 30, 2013, total loans receivable including loans held for sale, averaged $1.63 billion compared to $1.49 billion for the second quarter in 2012, a 9% increase. For the same two quarters, total securities, including restricted investments in bank stock, averaged $919.4 million and $822.9 million, respectively, a 12% increase.

The fully tax-equivalent yield on interest-earning assets for the second quarter of 2013 was 3.93%, a decrease of 39 basis points (bps) from the comparable period in 2012. The composition of earning assets was consistent during the second quarter of 2013 compared to the same period in 2012 and therefore, the decrease resulted from lower yields on both the Company's securities and loans receivable portfolios. These decreases in yields were a result of the continued low level of general market interest rates as legacy investment securities and loans outstanding with higher yields continue to paydown contractually and are replaced with new securities and loans at lower current market yields. Floating rate loans represented approximately 58% of our total loans receivable portfolio for the quarters ended June 30, 2013 and June 30, 2012.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain the current low-level of short-term interest rates through at least mid-2015, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or decline further, throughout the remainder of 2013 and in 2014 as well.

The average balance of total deposits increased $45.9 million, or 2%, for the second quarter of 2013 over the second quarter of 2012 from $2.05 billion to $2.09 billion. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $325.0 million for the second quarter of 2013 versus $116.6 million for the same quarter of 2012. These new deposits and additional borrowings were used to fund loan originations and to purchase investment securities.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2013 was 0.40%, compared to 0.59% for the second quarter of 2012. Our deposit cost of funds decreased 10 bps from 0.39% in the second quarter of 2012 to 0.29% for the second quarter of 2013. The average rate paid on deposits decreased across all categories during the second quarter of 2013 compared to second quarter of 2012. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on interest checking, savings and money market deposit accounts. These decreases were a result of the continued low level of general market interest rates. At June 30, 2013, $590.2 million, or 27%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London

Interbank Offered Rate (LIBOR), the United States 90-Day Treasury bill or to an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 24 bps from 1.21% for the second quarter of 2012 to 0.97% for the second quarter of 2013.

The average cost of short-term borrowings was 0.22% for the second quarter of 2013 as compared to 0.25% for the second quarter of 2012. The average cost of long-term debt was 7.77% for the second quarter of 2013 compared to 4.72% during the second quarter of 2012. This change was the net result of a $25 million FHLB borrowing with an interest rate of 1.01% which matured in March 2013 as well as the retirement of an $8.0 million trust capital debt security with an interest rate of 10.00% during the fourth quarter of 2012. The aggregate average cost of all funding sources for the Company was 0.33% for the second quarter of 2013, compared to 0.48% for the same quarter of the prior year.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Interest-earning assets averaged $2.52 billion for the first six months of 2013, compared to $2.28 billion for the same period in 2012. For the same two periods, total loans receivable including loans held for sale, averaged $1.59 billion in 2013 and $1.47 billion in 2012. Total securities, including restricted investments in bank stock, averaged $933.1 million and $807.8 million for the first six months of 2013 and 2012, respectively.
The fully tax-equivalent yield on interest-earning assets for the first six months of 2013 was 3.97%, a decrease of 38 bps versus the comparable period in 2012. This decrease primarily resulted from the continued overall lower level of interest rates as yields declined for both investment securities and loans. The average fully-taxable equivalent yield on the investment portfolio fell 49 bps from 2.83% during the first six months of 2012 to 2.34% during the first six months of 2013 as the yields on new securities purchased in 2013 are lower than the yields on securities purchased in 2012. The average fully-taxable equivalent yield on the loan portfolio declined 28 bps from 5.21% during the first six months of 2012 to 4.93% during the first six months of 2013.

The Company funded the growth in earning assets over the past twelve months with growth in both deposits and an increase in the use of short-term borrowings. Total average deposits, including noninterest-bearing funds, increased by $80.9 million, or 4%, for the first six months of 2013 over the same period of 2012 from $2.03 billion to $2.11 billion. Short-term borrowings averaged $277.2 million and $108.2 million in the first six months of 2013 and 2012, respectively.

The average rate paid on interest-bearing liabilities for the first six months of 2013 was 0.42%, compared to 0.61% for the first six months of 2012. Our deposit cost of funds decreased from 0.41% in the first six months of 2012 to 0.30% for the same period in 2013. The aggregate cost of all funding sources was 0.34% for the first six months of 2013, compared to 0.49% for the same period in 2012.

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

TABLE 2

	Three months ended,						Six months ended,
	June 30, 2013			June 30, 2012			June 30, 2013			June 30, 2012
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$889,510	$5,007	2.25%	$809,219	$5,567	2.75%	$903,261	$10,366	2.30%	$798,741	$11,238	2.81%
Tax-exempt	29,871	284	3.80	13,696	131	3.80	29,870	567	3.80	9,085	180	3.96
Total securities	919,381	5,291	2.30	822,915	5,698	2.77	933,131	10,933	2.34	807,826	11,418	2.83
Federal funds sold	—	—	—	—	—	—	—	—	—	5,421	1	0.05
Total loans receivable	1,628,073	19,908	4.85	1,492,052	19,436	5.17	1,591,199	39,311	4.93	1,466,762	38,508	5.21
Total earning assets	$2,547,454	$25,199	3.93%	$2,314,967	$25,134	4.32%	$2,524,330	$50,244	3.97%	$2,280,009	$49,927	4.35%
Sources of Funds
Interest-bearing deposits:
Regular savings	$424,474	$335	0.32%	$398,407	$371	0.37%	$419,414	$661	0.32%	$388,317	$722	0.37%
Interest checking and money market	1,039,872	733	0.28	1,015,165	984	0.39	1,058,702	1,535	0.29	1,013,717	2,015	0.40
Time deposits	130,015	397	1.22	162,437	588	1.46	134,298	844	1.27	166,004	1,229	1.49
Public time and other noncore deposits	59,894	60	0.40	52,089	57	0.44	57,423	104	0.37	50,489	116	0.46
Total interest-bearing deposits	1,654,255	1,525	0.37	1,628,098	2,000	0.49	1,669,837	3,144	0.38	1,618,527	4,082	0.51
Short-term borrowings	325,044	181	0.22	116,620	74	0.25	277,243	312	0.22	108,183	127	0.23
Long-term debt	15,800	307	7.77	49,200	581	4.72	26,297	667	5.07	49,200	1,162	4.72
Total interest-bearing liabilities	1,995,099	2,013	0.40	1,793,918	2,655	0.59	1,973,377	4,123	0.42	1,775,910	5,371	0.61
Demand deposits (noninterest-bearing)	440,573			420,807			436,850			407,283
Sources to fund earning assets	2,435,672	2,013	0.33	2,214,725	2,655	0.48	2,410,227	4,123	0.34	2,183,193	5,371	0.49
Noninterest-bearing funds (net)	111,782			100,242			114,103			96,816
Total sources to fund earning assets	$2,547,454	$2,013	0.32%	$2,314,967	$2,655	0.46%	$2,524,330	$4,123	0.33%	$2,280,009	$5,371	0.47%
Net interest income and margin on a tax-equivalent basis		$23,186	3.62%		$22,479	3.86%		$46,121	3.64%		$44,556	3.88%
Tax-exempt adjustment		587			509			1,187			970
Net interest income and margin		$22,599	3.52%		$21,970	3.77%		$44,934	3.55%		$43,586	3.80%

Other Balances:
Cash and due from banks	$50,801			$42,507			$46,831			$42,696
Other assets	90,398			98,686			91,178			100,641
Total assets	2,688,653			2,456,160			2,662,339			2,423,346
Other liabilities	17,725			13,754			16,763			14,522
Stockholders' equity	235,256			227,681			235,349			225,631

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

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2013 increased by $707,000, or 3%, over the same period in 2012. Interest income, on a fully tax-equivalent basis, on interest-earning assets totaled $25.2 million and $25.1 million for the second quarters of 2013 and 2012, respectively. Interest income on loans receivable including loans held for sale, increased by $472,000 over the second quarter of 2012 from $19.4 million to $19.9 million. This was the result of an 9% increase in the volume of average loans outstanding partially offset by a decrease of 32 bps in the yield on the total loan portfolio compared to the second quarter one year ago. Interest income on the investment securities portfolio decreased by $407,000, or 7%, for the second quarter of 2013 as compared to the same period last year. The average balance of the investment portfolio increased $96.5 million, or 12%, for the second quarter of 2013 over the second quarter of 2012, which helped to somewhat offset the impact of a 47 bps decrease in the average yield earned in the quarter versus the same period last year. The decrease in average yield resulted from the overall low level of interest rates on new securities purchased, as previously mentioned.

Total interest expense for the second quarter decreased $642,000, or 24%, from $2.7 million in 2012 to $2.0 million in 2013. Interest expense on deposits for the quarter decreased by $475,000, or 24%, from the second quarter of 2012. Interest expense on short-term borrowings increased by $107,000 primarily as a result of an increase in balances partially offset by a slight decrease in rate. Interest expense on long-term debt decreased by $274,000, or 47%, primarily due to the retirement of the $8.0 million trust capital debt security with an interest rate of 10.00%, which occurred in the fourth quarter 2012. Also impacting the decrease was the maturity of the previously mentioned FHLB debt in March 2013.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2013 increased by $1.6 million, or 4%, over the same period in 2012. Interest income on interest-earning assets totaled $50.2 million for the first six months of 2013, an increase of $317,000, compared to the same period in 2012. The increase in interest income earned was the result of an increase in the average balance of investment securities and loans receivable that helped to offset a 38 bp decrease in the yield on earning assets due to the continued low interest rate environment that has existed over the past several years. Total interest expense for the first six months decreased $1.3 million, or 23%, from $5.4 million in 2012 to $4.1 million in 2013. Interest expense on deposits decreased by $938,000, or 23%, for the first six months of 2013 versus the same period of 2012. Interest expense on short-term borrowings increased by $185,000 for the first six months of 2013 compared to the same period in 2012 and interest expense on long-term debt totaled $667,000 for the first six months of 2013, as compared to $1.2 million for the first six months of 2012. The decrease in interest expense on long-term debt was primarily the result of the previously mentioned retirement of a $8.0 million trust capital debt security with an interest rate of 10.00%, combined with the previously mentioned FHLB debt in March 2013. Overall, the decreases in the average rate earned on interest-earning assets and interest expense directly relate to the lower level of general market interest rates present in the first six months of 2013 compared to the first six months of 2012.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.53% during the second quarter of 2013 compared to 3.73% during the same period in the previous year and was 3.55% during the first six months of 2013 versus 3.74% during the first six months of 2012. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully tax-equivalent net interest margin decreased 24 bps, from 3.86% for the second quarter of 2012 to 3.62% for the second quarter of 2013, as a result of the previously discussed decreased yield on interest-earning assets, partially offset by a decrease in the cost of funding sources. For the first six months of 2013 and 2012, the fully tax-equivalent net interest margin was 3.64% and 3.88%, respectively.

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

TABLE 3

	Three Months Ended			Six Months Ended
	Increase (Decrease)			Increase (Decrease)
2013 versus 2012	Due to Changes in (1)			Due to Changes in (1) (2)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$414	$(974)	$(560)	$1,200	$(2,072)	$(872)
Tax-exempt	154	(1)	153	394	(7)	387
Federal funds sold	—	—	—	(1)	—	(1)
Interest on loans receivable	1,246	(774)	472	2,329	(1,526)	803
Total interest income	1,814	(1,749)	65	3,922	(3,605)	317
Interest on deposits:
Regular savings	—	(36)	(36)	6	(67)	(61)
Interest checking and money market	(25)	(226)	(251)	(19)	(461)	(480)
Time deposits	(63)	(128)	(191)	(120)	(265)	(385)
Public funds time	(2)	5	3	1	(13)	(12)
Short-term borrowings	116	(9)	107	190	(5)	185
Long-term debt	(209)	(65)	(274)	(428)	(67)	(495)
Total interest expense	(183)	(459)	(642)	(370)	(878)	(1,248)
Net increase (decrease)	$1,997	$(1,290)	$707	$4,292	$(2,727)	$1,565

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 was a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. We recorded a provision of $1.8 million to the ALL for the second quarter of 2013 as compared to $3.0 million for the second quarter of 2012. For the six months ended June 30, 2013 a provision of $4.1 million was recorded versus $5.5 million for the six months ended June 30, 2012. Nonperforming assets at June 30, 2013 totaled $48.1 million, or 1.81%, of total assets, up $13.0 million, or 37%, from $35.1 million, or 1.33%, of total assets at December 31, 2012 and up $8.5 million, or 21%, from $39.6 million, or 1.62%, of total assets at June 30, 2012. See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this document for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Total noninterest income for the second quarter of 2013 decreased by $126,000, or 2%, from the same period in 2012. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges, totaled $7.1 million for the second quarter of 2013, an increase of $17,000 over the second quarter of 2012. Gains on sales of loans, solely comprised of residential loans sold on the secondary market, totaled $250,000 for the second quarter of 2013 versus $372,000 for the same period in 2012. The decrease in gains primarily relates to an decrease in the number of loans sold. A net gain of $9,000 was recognized on the sales and calls of investment securities during the second quarter of 2013 compared to a $12,000 gain on sales of investment securities which was recognized in the same period of 2012. There were no OTTI losses in the second quarter of 2013 or 2012.

Total noninterest income for the first six months of 2013 decreased by $192,000, or 1%, from the same period in 2012. Service charges, fees and other operating income totaled $14.0 million, increasing $72,000, from the first six months of 2012. Gains on the sale of loans were $663,000 during the first six months of 2013 compared to $601,000 in the same period of 2012. There were no OTTI charges during the first six months of 2013; however, noninterest income for the first six months of 2012 was partially offset by $649,000 in OTTI charges on private-label collateralized mortgage obligations (CMOs) in the Bank's investment portfolio . The Company recognized net gains of $21,000 on sales of securities during the first six months of 2013 compared to net gains of $996,000 on sales and calls of securities in the first six months of 2012.

Noninterest Expenses

Second Quarter 2013 compared to Second Quarter 2012

Noninterest expenses decreased by $314,000, or 1%, for the second quarter of 2013 compared to the same period in 2012 as a result of a disciplined approach to expense management. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2013 and June 30, 2012 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $225,000, or 2%, for the second quarter of 2013 compared to the second quarter of 2012.

Advertising and marketing expenses increased by $67,000, or 18%, for the second quarter of 2013 compared to the second quarter of 2012 due to an increase in the level of advertising related to product promotions.

Regulatory assessments and related costs for the second quarter 2013 totaled $551,000 and were $298,000, or 35% lower than the same period of 2012. The decrease was directly associated with a lower level of FDIC premiums beginning in the third quarter of 2012 as a result of the termination of the regulatory consent order that had been in place from April 2010 through April 2012.

Loan expenses increased by $723,000, or 225%, for the second quarter of 2013 compared to the second quarter of 2012 due in large part to real estate taxes paid to secure collateral on problem loans, one of which was moved into foreclosed real estate during the second quarter at a fair market value of $2.0 million.

Foreclosed real estate expenses totaled $71,000 during the second quarter of 2013, a decrease of $710,000, or 91%, from the same quarter in 2012. Metro recorded a $640,000 loss during the second quarter 2012 on the sale of a large foreclosed asset property. It did not have any corresponding losses on sales of foreclosed real estate during the second quarter 2013.

Bank shares tax increased $58,000, or 11%, for the second quarter of 2013 over the same period in 2012 as a result of the growth of the Bank's equity capital balance which is used in the bank shares tax formula.

Other expense totaled $1.8 million during the second quarter of 2013, a decrease of $463,000, or 20%, from the same quarter in 2012. Metro had a decrease in third party consulting expenses and a reduction in stationary, printing and postage costs for the quarter versus the same period last year.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

For the first six months of 2013, noninterest expenses decreased by $916,000, or 2%, compared to the first six months of 2012. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first six months of 2013 were $21.2 million, an increase of $512,000, or 2%, compared to the first six months of 2012.

Regulatory assessments and related fees of $1.1 million during the first six months of 2013 were $590,000, or 35%, lower compared to the same period in 2012.  This was the result of lower FDIC insurance premiums in 2013 compared to 2012 for reasons previously discuss above.

Loan expense totaled $1.4 million for the first six months of 2013, an increase of $678,000, or 98%, compared to the same period in 2012 due in large part to real estate taxes paid to secure collateral on problem loans, one of which was moved into foreclosed real estate during the second quarter at a fair market value of $2.0 million.

Foreclosed real estate expenses of $215,000 decreased by $929,000, or 81%, during the first six months of 2013 compared to the same period in 2012. Metro incurred a $640,000 pretax loss on the sale of one foreclosed property during the first six months of 2012.

Bank shares tax increased $119,000, or 12%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of the growth of the Bank's equity capital, which is used in the bank shares tax formula.

Other expense totaled $4.0 million for the first six months of 2013, a decrease of $570,000, or 12%, compared to the same period in 2012. Contributing to this change in 2013 was a decrease in third party consulting expenses, a reduction in printing costs and a refund on state use tax paid in prior periods.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the second quarters of 2013 and 2012 this ratio equaled 2.24% and 2.49%, respectively, reflecting more stringent expense control in the second quarter of 2013 despite a 9% increase in average assets. For the six-month period ended June 30, 2013, the ratio equaled 2.27% compared to 2.55% for the six-month period ended June 30, 2012.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended June 30, 2013, the operating efficiency ratio was 74.7%, compared to 76.9% for the same period in 2012. The decrease in the operating efficiency ratio relates to a 1% decrease in total noninterest expense combined with a 2% increase in total revenues. The efficiency ratio equaled 74.9% for the first six months of 2013, compared to 77.9% for the first six months of 2012. The decrease for the six months ended June 30, 2013 versus June 30, 2012 was due to a 2% increase in total revenues combined with a 2% decrease in noninterest expenses (excluding nonrecurring).

Provision for Federal Income Taxes

The provision for federal income taxes was $1.7 million for the second quarter of 2013 compared to $1.0 million for the same period in 2012. For the six months ended June 30, the tax expense was $3.2 million for 2013 compared to $2.0 million in 2012. The Company's statutory tax rate was 35% in 2013 compared to 34% in 2012. The effective tax rates were 30% and 27% for the respective quarters ended June 30, 2013 and June 30, 2012, and 29% and 27% for the six months ended June 30, 2013 and June 30, 2012, respectively. The reason for the increase in the effective tax rate for the second quarter of 2013 over the same quarter last year and for the first six months of both 2013 and 2012 was the result of a higher statutory rate and higher overall pretax income, partially offset by the higher proportion of tax free income to the Company's earnings before taxes during the comparable prior year periods.

Net Income and Net Income per Common Share

Net income for the second quarter of 2013 was $4.0 million compared to $2.8 million recorded in the second quarter of 2012. The 47% increase was primarily due to a $629,000 increase in net interest income combined with a $1.2 million decrease in the provision for loan losses and a $314,000 decrease in noninterest expenses, all of which were partially offset by a $681,000 increase in the provision for income taxes and a $126,000 decrease in noninterest income.

Net income for the first six months of 2013 was $7.7 million, an increase of $2.2 million, compared to $5.4 million recorded in the first six months of 2012. The higher net income in 2013 was due to a $1.3 million increase in net interest income, a $1.4 million decrease in the provision for loan losses and a $916,000 decrease in noninterest expenses, partially offset by a $1.2 million increase in the provision for income taxes and a $192,000 decrease in noninterest income.

Basic and fully-diluted net income per common share was $0.28 for the second quarter of 2013 compared to $0.19 for the second quarter of 2012. The increase was directly related to the 47% increase in net income as stated above. For the first six months of 2013, basic and fully-diluted net income per common share was $0.54 compared to basic and fully-diluted net income per common share of $0.38 for the six months ended June 30, 2012.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2013 was 0.60%, compared to 0.45% for the second quarter of 2012. The ROA for the first six months in 2013 and 2012 was 0.58% and 0.45%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 6.90% for the second quarter of 2013, compared to 4.88% for the second quarter of 2012. The ROE for the first six months of 2013 was 6.59%, compared to 4.85% for the first six months of 2012.

FINANCIAL CONDITION

Securities

During the first six months of 2013, the total investment securities portfolio decreased by $81.4 million from $944.9 million to $863.5 million. Net of tax, the unrealized gain (loss) position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) decreased by $15.2 million from an unrealized gain of $7.2 million at December 31, 2012 to an unrealized loss of $8.0 million at June 30, 2013 due to a steep decline in the level of market prices associated with fixed rate investments during the second quarter of 2013.

Securities with a market value of $89.9 million were sold and another $50.0 million of securities were called during the first six months of 2013 with the Bank realizing total net pretax gains of $21,000. The securities sold included one agency CMO and three mortgage-backed securities (MBSs) with a combined fair market value of $3.6 million and a carrying value of $3.4 million that had been classified as held to maturity but were sold as their current face had fallen below 15% of the original purchase amount. The Company also sold one corporate bond with a fair market value of $10.0 million that had been classified as held to maturity but was sold within three months of its contractual maturity date.

During the second quarter of 2013, interest rates at the longer end of the yield curve rose sharply, largely in response to investor fears the Federal Reserve would either end or taper its bond buying program in the near future. The potential for lower demand helped push Treasury prices down and interest rates up with the yield on the five-year Treasury note rising 63 bps from 0.77% on March 31, 2013 to 1.40% on June 2013. This rise in interest rates adversely affected the fair market value of the Company's existing securities.

During the first six months of 2013, the fair value of the Bank's AFS securities portfolio decreased by $30.4 million, from $675.1 million at December 31, 2012 to $644.7 million at June 30, 2013. The change was a result of $76.3 million of securities sold, principal pay downs of $87.8 million, premium amortization and the above-mentioned $15.2 million decrease in net unrealized gains, offset by purchases of new securities totaling $157.8 million.

The AFS portfolio is comprised of U.S. Government agency securities, agency residential MBSs, agency CMOs and municipal securities. At June 30, 2013, the weighted-average life, duration and taxable equivalent yield of our AFS portfolio was approximately 5.4 years, 4.8 years and 2.25%, respectively, as compared to 3.6 years, 3.4 years and 2.31%, respectively, at December 31, 2012. The lengthening of both average life and duration was primarily the result of increased interest rates slowing the prepayments of amortizing securities and by the impact of callable municipal bonds. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity rather than the call date.

During the first six months of 2013, the carrying value of securities in the held to maturity (HTM) portfolio decreased by $51.0 million from $269.8 million to $218.8 million. The decrease was the result of $13.6 million of securities sold, principal pay downs of $7.8 million, premium amortization and $50.0 million of called bonds that were partially offset by new purchases totaling $20.0 million.

The securities held in the HTM portfolio include U.S. government agency securities, agency residential MBSs, agency CMOs, corporate debt securities and municipal securities. At June 30, 2013, the weighted-average life, duration and taxable equivalent yield of our HTM portfolio was approximately 8.8 years, 7.4 years and 2.65%, respectively, as compared to 5.3 years, 4.5 years and 2.78%, respectively, at December 31, 2012. Both the average life and duration of the portfolio are significantly impacted by the callable agency debentures. As the general level of interest rates falls, the bonds are assumed more likely to be called, resulting in a shorter average life and duration. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity.

The unrealized losses in the Company's investment portfolio at June 30, 2013 were comprised of 11 agency debentures, 27 government agency CMOs, 10 MBSs and 26 investment-grade municipal bonds.

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

Total loans held for sale were $7.2 million at June 30, 2013 and $15.2 million at December 31, 2012. At June 30, 2013, loans held for sale were comprised of $3.4 million of student loans and $3.8 million of residential mortgages as compared to $3.8 million of student loans and $11.4 million of residential mortgages at December 31, 2012. The decrease in residential mortgages held for sale was the result of principal sales of mortgage loans of $29.5 million partially offset by $21.5 million in mortgage loan originations during the first six months of 2013. At June 30, 2013 there was $315,000 of student loans held for sale that were past due and no past due or impaired residential mortgage loans held for sale.

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

During the first six months of 2013, total gross loans receivable increased by $105.1 million, or 7% (nonannualized), from $1.53 billion at December 31, 2012 to $1.63 billion at June 30, 2013. Gross loans receivable represented 75% of total deposits and 61% of total assets at June 30, 2013, as compared to 69% and 58%, respectively, at December 31, 2012.

The following table reflects the composition of the Company's loan portfolio as of June 30, 2013 and 2012, respectively:

TABLE 4

(dollars in thousands)	June 30, 2013	% of Total	December 31, 2012	% of Total	$ Change	% Change
Commercial and industrial	$415,740	25%	$376,988	25%	$38,752	10%
Commercial tax-exempt	82,455	5	92,202	6	(9,747)	(11)
Owner occupied real estate	288,702	18	268,372	17	20,330	8
Commercial construction and land development	105,596	6	100,399	7	5,197	5
Commercial real estate	433,628	27	394,404	26	39,224	10
Residential	90,590	6	83,899	5	6,691	8
Consumer	217,155	13	212,533	14	4,622	2
Gross loans	1,633,866	100%	1,528,797	100%	$105,069	7%
Less: ALL	28,038		25,282		2,756	11
Net loans receivable	$1,605,828		$1,503,515		$102,313	7%

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

The table that follows presents information regarding nonperforming assets at June 30, 2013 and at the end of the previous four quarters. Nonaccruing as well as accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$12,053	$12,451	$11,289	$17,133	$16,631
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	4,999	3,428	3,119	3,230	3,275
Commercial construction and land development	12,027	12,024	6,300	6,826	4,002
Commercial real estate	3,893	5,575	5,659	4,571	6,174
Residential	7,133	3,295	3,203	3,149	3,233
Consumer	3,422	2,517	2,846	2,304	2,123
Total nonaccrual loans	43,527	39,290	32,416	37,213	35,438
Loans past due 90 days or more and still accruing	—	1,726	220	704	154
Total nonperforming loans	43,527	41,016	32,636	37,917	35,592
Foreclosed assets	4,611	2,675	2,467	4,391	4,032
Total nonperforming assets	$48,138	$43,691	$35,103	$42,308	$39,624
Troubled Debt Restructurings
Nonaccruing TDRs	$18,817	$18,927	$13,247	$14,283	$7,924
Accruing TDRs	14,888	14,308	19,559	20,424	17,818
Total TDRs	$33,705	$33,235	$32,806	$34,707	$25,742
Nonperforming loans to total loans	2.66%	2.61%	2.13%	2.52%	2.38%
Nonperforming assets to total assets	1.81%	1.67%	1.33%	1.67%	1.62%
Nonperforming loan coverage	64%	67%	77%	68%	73%
Nonperforming assets / capital plus ALL	19%	17%	13%	16%	16%

Nonperforming assets at June 30, 2013, were $48.1 million, or 1.81%, of total assets, as compared to $35.1 million, or 1.33%, of total assets at December 31, 2012 and compared to $39.6 million, or 1.62%, of total assets at June 30, 2012. Nonperforming assets increased by $13.0 million since December 31, 2012 as nonperforming loan balances increased by $10.9 million and total foreclosed asset balances increased by $2.1 million. The Company continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. In the paragraphs that follow is a discussion of the components of the Company's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2012 and June 30, 2013.

Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

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

Nonaccrual loan balances increased by $11.1 million in the first six months of 2013 to $43.5 million from $32.4 million at December 31, 2012. This increase occurred primarily in the commercial construction and land development category and was the result of a large relationship that was reclassified from accruing trouble debt restructuring status at December 31, 2012 to nonaccrual status with a specific reserve during the first quarter of 2013. The residential category increased significantly as well primarily as a result of a large residential mortgage which was placed on nonaccrual with a specific reserve at the end of the second quarter of 2013 and is expected to be restructured during the third quarter of 2013.

The following table details the change in the total of nonaccrual loan balances for the three months and six months ended June 30, 2013:

TABLE 6

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2013
Nonaccrual loans beginning balance	$39,290	$32,416
Additions	8,714	18,088
Principal charge-offs	(1,448)	(2,210)
Pay downs	(948)	(1,982)
Upgrades to accruing status	—	(92)
Transfers to foreclosed assets	(2,081)	(2,693)
Nonaccrual loans ending balance	$43,527	$43,527

During the second quarter of 2013, the additions to nonaccrual consisted of 10 commercial loans ranging from $8,000 to approximately $1.6 million and 15 consumer loans totaling $4.8 million. The consumer loans included two related loans totaling $3.7 million with a specific reserve of $1.0 million.  Excluding this relationship the remaining 13 consumer loans averaged $89,000 each.  The majority of the increase in nonaccrual commercial loans in the second quarter of 2013 was associated with one relationship totaling $2.9 million.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial and industrial loans and commercial construction and land development loans, our two largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Commercial and Industrial:
Number of loans	49	54	50	49	42
Number of loans greater than $1 million	4	5	4	5	5
Average outstanding balance of those loans:
Greater than $1 million	$1,872	$1,703	$2,024	$2,445	$2,474
Less than $1 million	$102	$81	$70	$112	$116
Commercial Construction and Land Development:
Number of loans	10	10	10	9	10
Number of loans greater than $1 million	4	4	2	2	2
Average outstanding balance of those loans:
Greater than $1 million	$2,714	$2,719	$2,484	$2,500	$1,352
Less than $1 million	$197	$193	$168	$262	$163

At June 30, 2013, 49 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $2.9 million. Of the 49 loans, four loans were in excess of $1.0 million and aggregated $7.5 million, or 62%, of total nonaccrual commercial and industrial loans. The average recorded investment of these loans was $1.9 million per loan. The remaining 45 loans account for the difference at an average recorded investment of $102,000 per loan.

There were 10 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $83,000 to $4.3 million. Of the 10 loans, four loans were in excess of $1.0 million each and aggregated $10.9 million, or 90%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $2.7 million per loan. The remaining 6 loans account for the difference at an average recorded investment of $197,000 per loan.

Foreclosed Assets
Foreclosed assets totaled $4.6 million at June 30, 2013 compared to $2.5 million at December 31, 2012. The total was comprised of 10 properties at June 30, 2013 with the largest property carried at $2.0 million compared to 14 properties at December 31, 2012 with the largest property valued at $1.4 million. The change in foreclosed real estate during the first six months of 2013 is the result of the transfer of six properties into this category totaling approximately $2.7 million partially offset by the sale of nine properties for a total of $505,000 and the donation of one property to a local non-profit entity.
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
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to the Company in granting a concession is to avoid foreclosure or repossession of collateral in an attempt to minimize losses. All TDRs are considered to be impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine that there is reasonable assurance of repayment.

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

As of June 30, 2013, TDRs totaled $33.7 million, of which $18.8 million were included in total nonaccruing loans. The remaining $14.9 million of TDRs were accruing at June 30, 2013. TDR loans totaled $32.8 million at December 31, 2012, of which $13.2 million were included in total nonaccruing loans and the remaining $19.6 million were accruing. The net increase in total TDRs was the result of the addition of 17 loans totaling $7.5 million partially offset by charge-downs totaling $148,000, transfers to foreclosed real estate of $201,000, pay-offs of $759,000 and pay-downs of approximately $5.5 million. The increase for the first six months of 2013 in nonaccruing TDRs and decrease in accruing TDRs was primarily a result of one large relationship that subsequently defaulted on its modified terms and was reclassified from accruing status to nonaccruing status during the first quarter of 2013 as previously mentioned.

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $63.7 million at June 30, 2013 with an aggregate specific allowance of $10.3 million compared to impaired loans totaling $56.6 million at December 31, 2012 with a $7.1 million aggregate specific allocation. The specific allocations at June 30, 2013 related to seven relationships compared to six relationships at December 31, 2012.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended June 30, 2013, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
The Bank generally obtains third party appraisals ordered by the Real Estate Loan Administration Department on nonperforming loans secured by real estate at the time the loan is determined to be impaired. The Bank properly charges down loans based on the appropriate discounted fair value of the collateral as determined by the current appraisal or other collateral valuations less any unpaid real estate taxes and any costs to sell. The charge-down of any impaired loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal or valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.

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
The Bank may create a specific reserve for all or a part of a particular loan in lieu of a charge-off as a result of management's evaluation of the impaired loan. In these instances, the Bank has determined that a loss is probable but not imminent based upon available information surrounding the credit at the time of the analysis, however, management believes a reserve is appropriate to acknowledge the potential risk of loss.
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at June 30, 2013.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $47.9 million at June 30, 2013 compared to $46.9 million at December 31, 2012 and were comprised of $14.8 million of special mention rated loans and $33.0 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at June 30, 2013.

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

Allowance for Loan Losses

The Company recorded provisions of $1.8 million to the allowance during the second quarter of 2013, compared to $3.0 million for the second quarter of 2012. Net charge-offs for the three months ended June 30, 2013 were $1.2 million, or 0.31% (annualized), of average loans outstanding compared to $551,000, or 0.15% (annualized), of average loans outstanding in the same period of 2012.

During the first six months of 2013 the Company recorded provisions of $4.1 million to the ALL compared to $5.5 million for the first six months of 2012. Net charge-offs for the six months ended June 30, 2013 were $1.3 million, or 0.17% (annualized), of average loans outstanding compared to $912,000, or 0.13% (annualized), of average loans outstanding for the same period of 2012. Of the $1.3 million of net loan charge-offs for 2013, approximately $932,000, or 69%, was associated with commercial and industrial loans. In addition, net charge-offs during the first six months of 2013 included a recovery of $477,000 on one commercial construction and land development loan that had been partially charged off in 2010 and 2011.

The ALL as a percentage of total loans receivable was 1.72% at June 30, 2013, compared to 1.65% at December 31, 2012. The increase in the allowance balance from December 31, 2012 to June 30, 2013 was primarily the result of a necessary increase in specific allocations on certain impaired loans. The Company had total specific reserves of $10.3 million covering ten impaired loans at June 30, 2013.  At December 31, 2012, the Company had total of $7.1 million of specific reserves covering seven impaired loans. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 64% as of June 30, 2013 compared to 77% at December 31, 2012. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at June 30, 2013 were $2.17 billion, down $62.5 million, or 3% (nonannualized), from total deposits of $2.23 billion at December 31, 2012 but up $82.8 million, or 4%, over June 30, 2012. Total noninterest-bearing deposits increased by $8.8 million, or 2% (nonannualized), from $455.0 million at December 31, 2012 to $463.8 million at June 30, 2013 and total interest-bearing deposits decreased by $71.3 million, or 4% (nonannualized), for the same period. Specifically, demand interest-bearing deposits decreased $124.4 million and time and other noncore deposits decreased by $5.0 million for the first six months of 2013 while savings deposits increased by $58.1 million in the same period. Core deposits totaled $2.10 billion at June 30, 2013, down $73.9 million, or 3% (nonannualized), from December 31, 2012 but up $76.3 million, or 4%, over the previous twelve months. The cost of total core deposits for the second quarter of 2013 was 0.29%, down 10 bps from the same period in 2012.

The average balances and weighted-average rates paid on deposits for the first six months of 2013 and 2012 are presented in the table that follows:

TABLE 8

	Six Months Ended June 30,
	2013		2012
( in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$436,850		$407,283
Interest-bearing (money market and checking)	1,058,702	0.29%	1,013,717	0.40%
Savings	419,414	0.32	388,317	0.37
Time and other noncore deposits	191,721	1.00	216,493	1.25
Total deposits	$2,106,687		$2,025,810

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At June 30, 2013, short-term borrowings totaled $230.0 million as compared to $113.2 million at December 31, 2012. Average short-term borrowings for the first six months of 2013 were $277.2 million as compared to $108.2 million for the first six months of 2012. The year over year increase was the result of utilizing such borrowings to supplement deposit growth in order to fund the year over year increase in average earning assets. The average rate paid on the short-term borrowings was 0.22% for the first six months of 2013 compared to 0.23% for the first six months of 2012.

Long-Term Debt

Long-term debt totaled $15.8 million at June 30, 2013 compared to $40.8 million at December 31, 2012. The decrease was the result of a $25.0 million FHLB borrowing which matured during the first quarter of 2013.  The advance had an original term of two years and a fixed rate of 1.01%.

Stockholders' Equity

At June 30, 2013, stockholders' equity totaled $228.5 million, down $6.9 million, from $235.4 million at December 31, 2012. The decrease in stockholders' equity was primarily the result of a decline of $15.2 million in other comprehensive income as the company's AFS securities portfolio experienced a change from an unrealized gain position, net of income tax impacts, of $7.2 million at December 31, 2012 to an unrealized loss position, net of income tax impacts, of $8.0 million at June 30, 2013. The decrease was partially offset by net income of $7.7 million and common stock share-based awards of $499,000 for the six months ended June 30, 2013. Total stockholders' equity to total assets was 8.59% at June 30, 2013 compared to 8.93% at December 31, 2012. Tangible common equity to tangible assets was 8.55% at June 30, 2013 compared to 8.90% at December 31, 2012.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either June 30, 2013 or December 31, 2012. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	June 30, 2013	December 31, 2012
Total stockholders' equity to assets (GAAP)	8.59%	8.93%
Less: Effect of excluding preferred stock	0.04%	0.03%
Tangible common equity to tangible assets	8.55%	8.90%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2013, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Total Capital	14.89%	15.22%	14.33%	14.59%	8.00%	10.00%
Tier 1 Capital	13.63	13.97	13.08	13.34	4.00	6.00
Leverage ratio (to total average assets)	9.37	9.61	8.99	9.18	4.00	5.00

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

Our ALCO policy has established that income sensitivity will be considered acceptable in the 100 bp and 200 bp scenarios if overall net interest income volatility is within 4% of forecasted net interest income in the first year and within 5% using a two-

year time frame. In the 300 bp and 400 bp scenarios income sensitivity will be considered acceptable if net interest income volatility is within 5% of forecasted net interest income in the first year and within 6% using a two-year time frame. In the 500 bp scenario income sensitivity will be considered acceptable if net interest income volatility is within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net interest income at June 30, 2013 and 2012 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	June 30, 2013		June 30, 2012
	12 Months	24 Months	12 Months	24 Months
Plus 300	(0.23)%	3.51%	1.68%	6.57%
Plus 200	(0.39)	2.06	1.03	4.39
Plus 100	(0.47)	0.58	0.36	1.99

This quarter's net interest income changes indicate negative first year impacts and less favorable two year impacts to net interest income than shown in previous quarters. The recent steepening of the interest rate yield curve has led to a slowdown in projected fixed rate loan and investment cash flows, and resulted in fewer assets expected to reprice to higher rates in rising interest rate scenarios. In addition, the Company has grown its fixed rate investment portfolio, and funded a portion of this growth with overnight borrowings, resulting in possible shrinking net interest margins as interest rates increase. As a result of both of these factors, net interest income is projected to be less favorable in rising interest rate scenarios than in previous projections.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At June 30, 2013 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2013 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.2 years.

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

Our investment portfolio consists primarily of U.S. Government agency CMOs and MBSs. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and may be influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The current market environment has negatively impacted the fair market value of certain securities in the Company's investment portfolio and therefore the Company is not inclined to act on a sale of such securities for liquidity purposes at this time. With short-term interest rates at or near record-lows, the Company would more likely be inclined to borrow from one of the sources discussed in the following paragraph.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of June 30, 2013 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $562.5 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures. At June 30, 2013, our total potential liquidity through FHLB and other secondary sources was $597.5 million, of which $282.2 million was available, as compared to $407.5 million available out of our total potential liquidity of $580.8 million at December 31, 2012. The decline in FHLB borrowing capacity was primarily driven by an expected cyclical decline in deposits, coupled with higher loan and investment balances. The $16.7 million increase in potential liquidity was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis.

The Dodd-Frank Act provided temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and terminated on December 31, 2012. Prior to the program's December 31, 2012 expiration, the Bank entered into a deposit placement agreement with a national firm. The agreement allows customers the ability to place certain deposits with other member institutions on a reciprocal basis, thereby achieving additional FDIC insurance coverage. The Bank had $1.9 million in reciprocal deposits at June 30, 2013 with a year-to-date average balance of $6.8 million at June 30, 2013. This is shown with public time and other noncore deposits in Table 2. The Bank believes this will help mitigate any potential adverse impact on its liquidity position; however it has not experienced and does not anticipate a material level of customer demand for this program.

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

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first six months of 2013, the Parent has sufficient cash on hand to support its normal operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

No items to report for the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2013.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended June 30, 2013.

Item 5. Other Information.

No items to report for the quarter ended June 30, 2013.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

8/9/2013	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/9/2013	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and, (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed "filed" or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.