Form 10-Q
period 2013-09-30
METRO BANCORP, INC.
filed 2013-11-12
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,155,303	Common shares outstanding at	October 31, 2013

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$59,382	$56,582
Securities, available for sale at fair value	612,151	675,109
Securities, held to maturity at cost (fair value 2013: $262,976; 2012: $273,671)	277,224	269,783
Loans, held for sale	5,011	15,183
Loans receivable, net of allowance for loan losses (allowance 2013: $27,425; 2012: $25,282)	1,675,251	1,503,515
Restricted investments in bank stock	18,538	15,450
Premises and equipment, net	76,447	78,788
Other assets	31,978	20,465
Total assets	$2,755,982	$2,634,875

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$436,013	$455,000
Interest-bearing	1,741,058	1,776,291
Total deposits	2,177,071	2,231,291
Short-term borrowings	316,225	113,225
Long-term debt	15,800	40,800
Other liabilities	15,945	14,172
Total liabilities	2,525,041	2,399,488
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2013: 14,150,737; 2012: 14,131,263)	14,151	14,131
Surplus	158,415	157,305
Retained earnings	68,620	56,311
Accumulated other comprehensive income (loss)	(10,645)	7,240
Total stockholders' equity	230,941	235,387
Total liabilities and stockholders' equity	$2,755,982	$2,634,875

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest Income
Loans receivable, including fees:
Taxable	$18,752	$18,084	$55,239	$53,919
Tax-exempt	908	929	2,744	2,693
Securities:
Taxable	5,021	5,094	15,387	16,332
Tax-exempt	185	148	553	267
Federal funds sold	—	—	—	1
Total interest income	24,866	24,255	73,923	73,212
Interest Expense
Deposits	1,503	1,842	4,647	5,924
Short-term borrowings	189	43	501	170
Long-term debt	307	592	974	1,754
Total interest expense	1,999	2,477	6,122	7,848
Net interest income	22,867	21,778	67,801	65,364
Provision for loan losses	1,200	2,500	5,300	7,950
Net interest income after provision for loan losses	21,667	19,278	62,501	57,414
Noninterest Income
Service charges, fees and other operating income	7,368	6,833	21,393	20,786
Net gains on sales of loans	148	352	811	953
Total fees and other income	7,516	7,185	22,204	21,739
Other-than-temporary impairment (OTTI) losses	—	—	—	(649)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment loss on investment securities	—	—	—	(649)
Net gains (losses) on sales/calls of securities	—	(37)	21	959
Total noninterest income	7,516	7,148	22,225	22,049
Noninterest Expenses
Salaries and employee benefits	10,761	10,021	31,977	30,725
Occupancy	2,205	2,105	6,478	6,238
Furniture and equipment	1,114	1,160	3,386	3,664
Advertising and marketing	610	446	1,427	1,247
Data processing	3,206	3,220	9,688	9,883
Regulatory assessments and related costs	588	1,847	1,673	3,522
Telephone	888	881	2,716	2,588
Loan expense	306	339	1,675	1,030
Foreclosed real estate	54	399	269	1,543
Pennsylvania shares tax	552	437	1,690	1,456
Other	2,159	2,198	6,153	6,762
Total noninterest expenses	22,443	23,053	67,132	68,658
Income before taxes	6,740	3,373	17,594	10,805
Provision for federal income taxes	2,064	1,381	5,225	3,367
Net income	$4,676	$1,992	$12,369	$7,438
Net Income per Common Share
Basic	$0.33	$0.14	$0.87	$0.52
Diluted	0.33	0.14	0.86	0.52
Average Common and Common Equivalent Shares Outstanding
Basic	14,145	14,129	14,138	14,128
Diluted	14,315	14,129	14,248	14,128
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$4,676	$1,992	$12,369	$7,438
Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains arising during the period (net of taxes for the three months 2013: ($1,450); 2012: $711, net of taxes for the nine months 2013: ($9,586); 2012: $1,858)	(2,692)	1,381	(18,118)	3,608
Reclassification adjustment for net realized losses (gains) on securities recorded in income [1] (net of taxes for the three months 2013: $0; 2012: $13, net of taxes for the nine months 2013: $125; 2012: ($213))	—	24	233	(414)
Reclassification for OTTI credit losses recorded in income (net of taxes for the nine months 2012: $221)	—	—	—	428
Other comprehensive (loss) income	(2,692)	1,405	(17,885)	3,622
Total comprehensive (loss) income	$1,984	$3,397	$(5,516)	$11,060

[1] Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
January 1, 2012	$400	$14,125	$156,184	$45,497	$3,814	$220,020
Net income	—	—	—	7,438	—	7,438
Other comprehensive income	—	—	—	—	3,622	3,622
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 30 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 3,433 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	3	47	—	—	50
Common stock share-based awards	—	—	752	—	—	752
September 30, 2012	$400	$14,128	$156,983	$52,875	$7,436	$231,822

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	12,369	—	12,369
Other comprehensive loss	—	—	—	—	(17,885)	(17,885)
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 17,510 shares issued under stock option plans, including tax benefit of $34	—	18	234	—	—	252
Common stock of 30 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 1,934 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	68	—	—	70
Common stock share-based awards	—	—	807	—	—	807
September 30, 2013	$400	$14,151	$158,415	$68,620	$(10,645)	$230,941

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Operating Activities
Net income	$12,369	$7,438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,300	7,950
Provision for depreciation and amortization	3,907	4,447
Deferred income tax (benefit) expense	(781)	19
Amortization of securities premiums and accretion of discounts (net)	722	1,162
Losses (gains) on sales of available for sales securities (net)	358	(627)
Gains on sales/calls of held to maturity securities	(379)	(332)
Other-than-temporary impairment losses on investment securities	—	649
Proceeds from sales of other loans originated for sale	44,337	55,558
Loans originated for sale	(33,297)	(54,097)
Gains on sales of loans (net)	(811)	(953)
Loss on write-down on foreclosed real estate	27	257
Losses on sales of foreclosed real estate (net)	48	785
Losses on disposal of premises and equipment (net)	216	3
Stock-based compensation	807	752
Amortization of deferred loan origination fees and costs (net)	2,031	2,005
(Increase) decrease in other assets	(74)	4,026
Increase (decrease) in other liabilities	1,127	(2,018)
Net cash provided by operating activities	35,907	27,024
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	116,049	124,827
Proceeds from sales	76,262	252,563
Purchases	(157,777)	(378,959)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	62,629	141,416
Proceeds from sales	13,600	4,822
Purchases	(83,292)	(122,849)
Proceeds from sale of loans receivable	4,952	—
Proceeds from sales of foreclosed real estate	1,547	3,450
Increase in loans receivable (net)	(186,249)	(76,290)
(Purchase) redemption of restricted investment in bank stock (net)	(3,088)	3,077
Proceeds from sale of premises and equipment	316	14
Purchases of premises and equipment	(2,098)	(3,048)
Net cash used by investing activities	(157,149)	(50,977)
Financing Activities
(Decrease) increase in demand, interest checking, money market, and savings deposits (net)	(40,477)	193,994
Decrease in time and other noncore deposits (net)	(13,743)	(21,636)
Increase (decrease) in short-term borrowings (net)	203,000	(65,000)
Repayment of long-term borrowings	(25,000)	—
Proceeds from common stock options exercised	218	—
Proceeds from dividend reinvestment and common stock purchase plan	70	50
Tax benefit on exercise of stock options	34	—
Cash dividends on preferred stock	(60)	(60)
Net cash provided by financing activities	124,042	107,348
Increase in cash and cash equivalents	2,800	83,395
Cash and cash equivalents at beginning of year	56,582	55,073
Cash and cash equivalents at end of period	$59,382	$138,468
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$6,211	$8,049
Cash paid for income taxes	4,925	2,450
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	2,732	1,989
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries including Metro Bank (the Bank). All material intercompany transactions have been eliminated.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal, recurring nature. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (allowance or ALL), impaired loans, the valuation of foreclosed assets, the valuation of securities available for sale, the valuation of deferred tax assets, the determination of other-than-temporary impairment (OTTI) on the Company's investment securities portfolio and fair value measurements.

Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The effective date of this update for public entities is for fiscal years and interim periods, beginning after December 15, 2013. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 2.	Stock-based Compensation

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the nine months ended September 30, 2013 and 2012, respectively: risk-free interest rates of 1.4% and 1.7%; volatility factors of the expected market price of the Company's common stock of 41% and 48%; assumed forfeiture rates of 11.20% and 9.04%; weighted-average expected lives of the options of 7.5 years for both September 30, 2013 and September 30, 2012; and no cash dividends. Using these assumptions, the weighted-average fair value of options granted for the nine months ended September 30, 2013 and 2012 was $7.55 and $5.99 per option, respectively. In the first nine months of 2013, the Company granted 126,571 options to purchase shares of the Company's stock at exercise prices ranging from $16.53 to $21.01 per share.

The Company recorded stock-based compensation expense of approximately $807,000 and $752,000 during the first nine months ended September 30, 2013 and September 30, 2012, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2013 and 2012 the Company reversed $135,000 and $230,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2009 and 2008, respectively.

NOTE 3.    Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(3,623)	$30,372
Residential mortgage-backed securities	67,323	12	(2,274)	65,061
Agency collateralized mortgage obligations	500,312	2,734	(12,014)	491,032
Municipal securities	26,897	—	(1,211)	25,686
Total	$628,527	$2,746	$(19,122)	$612,151
Held to Maturity:
U.S. Government agency securities	$149,093	$—	$(13,108)	$135,985
Residential mortgage-backed securities	16,793	1,055	—	17,848
Agency collateralized mortgage obligations	103,361	385	(2,526)	101,220
Corporate debt securities	5,000	94	—	5,094
Municipal securities	2,977	4	(152)	2,829
Total	$277,224	$1,538	$(15,786)	$262,976

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,994	$19	$(252)	$33,761
Residential mortgage-backed securities	55,614	1,596	—	57,210
Agency collateralized mortgage obligations	547,641	9,971	(745)	556,867
Municipal securities	26,890	381	—	27,271
Total	$664,139	$11,967	$(997)	$675,109
Held to Maturity:
U.S. Government agency securities	$178,926	$700	$(363)	$179,263
Residential mortgage-backed securities	23,827	1,889	—	25,716
Agency collateralized mortgage obligations	49,051	1,587	—	50,638
Corporate debt securities	15,000	13	—	15,013
Municipal securities	2,979	62	—	3,041
Total	$269,783	$4,251	$(363)	$273,671

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	5,000	5,094
Due after five years through ten years	47,482	43,453	70,000	63,648
Due after ten years	13,410	12,605	82,070	75,166
	60,892	56,058	157,070	143,908
Residential mortgage-backed securities	67,323	65,061	16,793	17,848
Agency collateralized mortgage obligations	500,312	491,032	103,361	101,220
Total	$628,527	$612,151	$277,224	$262,976

During the third quarter of 2013, the Company did not sell any securities and had no agency debentures that were called by their respective issuers.

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

During the first nine months of 2013, the Company sold 21 securities with a total fair market value of $89.9 million. The Company also had $50.0 million of agency debentures that were called by their respective issuers. In total, the Company realized net security gains of $21,000. Of the investments sold, five were from the held to maturity (HTM) portfolio, four of which were amortizing securities that had already returned at least 85% of their respective principal, and one of which was a corporate bond within three months of its maturity date. In all cases, these could be sold without tainting the remaining HTM portfolio.

During the first nine months of 2012, the Company sold four mortgage-backed securities (MBSs), 27 agency CMOs and seven private-label CMOs with a total fair market value of $257.4 million and realized a net pretax gain of $959,000. Five of the bonds sold had been classified as held to maturity, however, each remaining par value was less than 15% of its original purchased par value and, therefore, was sold without tainting the remaining HTM portfolio. Additionally, the Company had $160.3 million in a total of 11 agency debentures and one corporate debenture that were called by their respective issuers.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale (AFS) and HTM portfolios. The Company uses the specific identification method to record security sales.

At September 30, 2013, securities with a carrying value of $709.3 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized Losses	OTTI Credit Losses	Net Gains (Losses)
Three Months Ended:
September 30, 2013	$—	$—	$—	$—
September 30, 2012	5	(42)	—	(37)
Nine Months Ended:
September 30, 2013	$1,183	$(1,162)	$—	$21
September 30, 2012	2,500	(1,541)	(649)	310

In determining fair market values for its portfolio holdings, the Company receives information from a third party provider which management evaluates and corroborates using amounts from one of its securities brokers. Under the current guidance, these values are considered Level 2 inputs, based upon mathematically derived matrix pricing and observed data from similar assets. They are not Level 1 direct quotes, nor do they reflect Level 3 inputs that would be derived from internal analysis or judgment. As the Company does not manage a trading portfolio and typically only sells from its AFS portfolio in order to manage interest rate risk or credit exposure, direct quotes, or street bids, are warranted on an as-needed basis.

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$30,372	$(3,623)	$—	$—	$30,372	$(3,623)
Residential mortgage-backed securities	61,773	(2,274)	—	—	61,773	(2,274)
Agency CMOs	276,814	(12,014)	—	—	276,814	(12,014)
Municipal securities	25,686	(1,211)	—	—	25,686	(1,211)
Total	$394,645	$(19,122)	$—	$—	$394,645	$(19,122)
Held to Maturity:
U.S. Government agency securities	$135,985	$(13,108)	$—	$—	$135,985	$(13,108)
Agency CMOs	79,267	(2,526)	—	—	79,267	(2,526)
Municipal securities	1,723	(152)	—	—	1,723	(152)
Total	$216,975	$(15,786)	$—	$—	$216,975	$(15,786)

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$24,748	$(252)	$—	$—	$24,748	$(252)
Agency CMOs	53,274	(745)	—	—	53,274	(745)
Total	$78,022	$(997)	$—	$—	$78,022	$(997)
Held to Maturity:
U.S. Government agency securities	$57,572	$(363)	$—	$—	$57,572	$(363)
Total	$57,572	$(363)	$—	$—	$57,572	$(363)

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

The unrealized losses in the Company's investment portfolio at September 30, 2013 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 30 CMOs and nine MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns 26 municipal bonds that were in an unrealized loss position as of September 30, 2013. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. In all cases, the bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard and Poors. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The table that follows rolls forward the cumulative life-to-date credit losses which have been recognized in earnings for the private-label CMOs for the three months and nine months ended September 30, 2013 and September 30, 2012. The Company did not incur any credit losses for the private-label CMOs in 2013 and does not currently hold private-label CMOs as of September 30, 2013.

	Private-label CMOs
	Available for Sale
(in thousands)	2013	2012
Cumulative OTTI credit losses at July 1,	$—	$252
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	—
Reduction due to credit impaired securities sold	—	(112)
Cumulative OTTI credit losses recognized for securities still held at September 30,	$—	$140

	Private-label CMOs
	Available for Sale
(in thousands)	2013	2012
Cumulative OTTI credit losses at January 1,	$—	$2,949
Additional increases for OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	—	649
Reduction due to credit impaired securities sold	—	(3,458)
Cumulative OTTI credit losses recognized for securities still held at September 30,	$—	$140

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $599.2 million at September 30, 2013, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at September 30, 2013 and December 31, 2012 is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$435,508	$376,988
Commercial tax-exempt	82,507	92,202
Owner occupied real estate	300,555	268,372
Commercial construction and land development	124,376	100,399
Commercial real estate	450,611	394,404
Residential	94,227	83,899
Consumer	214,892	212,533
	1,702,676	1,528,797
Less: allowance for loan losses	27,425	25,282
Net loans receivable	$1,675,251	$1,503,515

The following table summarizes nonaccrual loans by loan type at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans:
Commercial and industrial	$9,967	$11,289
Commercial tax-exempt	—	—
Owner occupied real estate	4,924	3,119
Commercial construction and land development	11,723	6,300
Commercial real estate	6,904	5,659
Residential	7,316	3,203
Consumer	2,541	2,846
Total nonaccrual loans	$43,375	$32,416

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of its principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $43.4 million exceeds the balance of total loans that are 90 days past due of $19.4 million at September 30, 2013 as presented in the aging analysis tables that follow.

Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual. At September 30, 2013 there was one nonaccrual loan with an unused commitment of $132,000.

The following tables are an age analysis of past due loan receivables as of September 30, 2013 and December 31, 2012:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
September 30, 2013
Commercial and industrial	$427,524	$2,105	$945	$4,934	$7,984	$435,508	$—
Commercial tax-exempt	82,507	—	—	—	—	82,507	—
Owner occupied real estate	293,443	2,870	839	3,403	7,112	300,555	—
Commercial construction and land development	116,133	169	—	8,074	8,243	124,376	—
Commercial real estate	439,855	3,937	6,241	578	10,756	450,611	—
Residential	90,874	570	1,243	1,540	3,353	94,227	119
Consumer	211,593	1,875	563	861	3,299	214,892	—
Total	$1,661,929	$11,526	$9,831	$19,390	$40,747	$1,702,676	$119

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2012
Commercial and industrial	$368,769	$1,096	$3,256	$3,867	$8,219	$376,988	$30
Commercial tax-exempt	92,202	—	—	—	—	92,202	—
Owner occupied real estate	265,817	610	353	1,592	2,555	268,372	—
Commercial construction and land development	89,250	4,251	4,318	2,580	11,149	100,399	188
Commercial real estate	386,821	3,846	78	3,659	7,583	394,404	—
Residential	76,587	4,303	1,252	1,757	7,312	83,899	—
Consumer	208,335	2,277	410	1,511	4,198	212,533	2
Total	$1,487,781	$16,383	$9,667	$14,966	$41,016	$1,528,797	$220

The past due portfolio is constantly moving through collection efforts which include: restructures when appropriate, foreclosures or ultimately charge-offs. During the first nine months of 2013, $13.2 million of past due loans at December 31, 2012 improved to current status at September 30, 2013. Another $3.5 million of past due loan balances paid off during the first nine months of 2013. Additionally, $3.2 million and $2.7 million of those loans past due at December 31, 2012, were charged off and moved to foreclosed real estate, respectively. Another $22.7 million in current loans at December 31, 2012, became delinquent and were reported as past due at September 30, 2013. Out of the $22.7 million of loans that became past due after December 31, 2012, $10.8 million were 30-59 days past due, $7.7 million were 60-89 days past due while the remainder, or $4.2 million were 90 days past due or greater at September 30, 2013.

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of September 30, 2013 and December 31, 2012 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,790	$—	$1,390	$4,050	$2,638	$523	$477	$—	$10,868
Collectively evaluated for impairment	7,473	75	787	3,439	3,113	356	839	475	16,557
Total ALL	$9,263	$75	$2,177	$7,489	$5,751	$879	$1,316	$475	$27,425
Loans receivable:
Loans evaluated individually	$12,806	$—	$5,185	$14,946	$15,307	$8,187	$3,295	$—	$59,726
Loans evaluated collectively	422,702	82,507	295,370	109,430	435,304	86,040	211,597	—	1,642,950
Total loans receivable	$435,508	$82,507	$300,555	$124,376	$450,611	$94,227	$214,892	$—	$1,702,676

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$2,399	$—	$1,451	$2,470	$800	$—	$—	$—	$7,120
Collectively evaluated for impairment	7,560	83	678	4,752	3,183	324	793	789	18,162
Total ALL	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Loans receivable:
Loans evaluated individually	$13,082	$—	$3,380	$15,549	$17,136	$4,163	$3,331	$—	$56,641
Loans evaluated collectively	363,906	92,202	264,992	84,850	377,268	79,736	209,202	—	1,472,156
Total loans receivable	$376,988	$92,202	$268,372	$100,399	$394,404	$83,899	$212,533	$—	$1,528,797

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

Typically, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. The market value of and cash flow from real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans generally carry a lower risk factor comparatively within the commercial portfolio because the repayment of these loans relies primarily on the cash flow from a business which is more stable and predictable.

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

The following tables summarize the transactions in the ALL for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at July 1	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038
Provision charged to operating expenses	(437)	1	4	(33)	801	45	562	257	1,200
Recoveries of loans previously charged-off	613	—	—	(21)	—	7	11	—	610
Loans charged-off	(1,462)	—	(34)	(267)	(109)	(36)	(515)	—	(2,423)
Balance at September 30	$9,263	$75	$2,177	$7,489	$5,751	$879	$1,316	$475	$27,425

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	1,085	(8)	315	82	2,100	711	1,329	(314)	5,300
Recoveries of loans previously charged-off	945	—	3	477	—	10	69	—	1,504
Loans charged-off	(2,726)	—	(270)	(292)	(332)	(166)	(875)	—	(4,661)
Balance at September 30	$9,263	$75	$2,177	$7,489	$5,751	$879	$1,316	$475	$27,425

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at July 1	$10,575	$74	$2,117	$8,917	$3,139	$438	$797	$101	$26,158
Provision charged to operating expenses	398	6	294	(762)	1,609	101	301	553	2,500
Recoveries of loans previously charged-off	15	—	—	64	55	3	20	—	157
Loans charged-off	(487)	—	—	(625)	(1,580)	(198)	(329)	—	(3,219)
Balance at September 30	$10,501	$80	$2,411	$7,594	$3,223	$344	$789	$654	$25,596

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2012
Balance at January 1	$8,400	$79	$729	$7,840	$3,241	$435	$831	$65	$21,620
Provision charged to operating expenses	2,832	1	1,766	464	1,749	168	381	589	7,950
Recoveries of loans previously charged-off	216	—	8	513	85	4	65	—	891
Loans charged-off	(947)	—	(92)	(1,223)	(1,852)	(263)	(488)	—	(4,865)
Balance at September 30	$10,501	$80	$2,411	$7,594	$3,223	$344	$789	$654	$25,596

The following table presents information regarding the Company's impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$9,577	$14,109	$—	$7,426	$11,746	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	3,795	4,351	—	1,929	2,301	—
Commercial construction and land development	5,574	5,987	—	7,716	8,500	—
Commercial real estate	8,220	8,301	—	12,965	14,619	—
Residential	5,098	5,471	—	4,163	4,423	—
Consumer	2,818	3,095	—	3,331	3,547	—
Total impaired loans with no related allowance	35,082	41,314	—	37,530	45,136	—
Loans with an allowance recorded:
Commercial and industrial	3,229	3,229	1,790	5,656	6,526	2,399
Owner occupied real estate	1,390	1,390	1,390	1,451	1,451	1,451
Commercial construction and land development	9,372	9,372	4,050	7,833	7,833	2,470
Commercial real estate	7,087	7,087	2,638	4,171	4,172	800
Residential	3,089	3,089	523	—	—	—
Consumer	477	477	477	—	—	—
Total impaired loans with an allowance recorded	24,644	24,644	10,868	19,111	19,982	7,120
Total impaired loans:
Commercial and industrial	12,806	17,338	1,790	13,082	18,272	2,399
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,185	5,741	1,390	3,380	3,752	1,451
Commercial construction and land development	14,946	15,359	4,050	15,549	16,333	2,470
Commercial real estate	15,307	15,388	2,638	17,136	18,791	800
Residential	8,187	8,560	523	4,163	4,423	—
Consumer	3,295	3,572	477	3,331	3,547	—
Total impaired loans	$59,726	$65,958	$10,868	$56,641	$65,118	$7,120

Compared to December 31, 2012, $25.8 million of impaired loans without a specific reserve remained impaired without a specific reserve at September 30, 2013. In addition $16.4 million of impaired loans with specific reserves at December 31, 2012 remained impaired with a specific reserve at September 30, 2013. A total of $13.2 million of loans were downgraded and deemed to be impaired subsequent to December 31, 2012, $3.8 million of these loans have a specific reserve related to them. A total of $2.4 million of loans impaired at December 31, 2012 were paid in full during the first nine months of 2013, $2.8 million were charged-off and $2.7 million were transferred to foreclosed real estate.

The following table presents additional information regarding the Company's impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$9,501	$47	$11,921	$48	$9,320	$121	$12,042	$140
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	3,808	—	2,379	27	2,841	—	4,465	150
Commercial construction and land development	6,366	43	9,682	166	7,399	133	10,668	417
Commercial real estate	10,229	104	12,238	79	11,550	360	11,699	175
Residential	5,355	13	4,270	13	4,942	49	3,946	31
Consumer	3,190	8	2,632	6	3,186	22	2,301	8
Total impaired loans with no related allowance	38,449	215	43,122	339	39,238	685	45,121	921
Loans with an allowance recorded:
Commercial and industrial	4,587	—	8,106	—	5,030	—	4,709	—
Owner occupied real estate	1,399	—	2,036	—	1,418	—	1,436	—
Commercial construction and land development	8,848	—	11,524	—	8,168	—	12,552	—
Commercial real estate	5,129	—	—	—	4,486	—	—	—
Residential	3,091	—	—	—	1,381	—	—	—
Consumer	478	—	—	—	214	—	—	—
Total impaired loans with an allowance recorded	23,532	—	21,666	—	20,697	—	18,697	—
Total impaired loans:
Commercial and industrial	14,088	47	20,027	48	14,350	121	16,751	140
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	5,207	—	4,415	27	4,259	—	5,901	150
Commercial construction and land development	15,214	43	21,206	166	15,567	133	23,220	417
Commercial real estate	15,358	104	12,238	79	16,036	360	11,699	175
Residential	8,446	13	4,270	13	6,323	49	3,946	31
Consumer	3,668	8	2,632	6	3,400	22	2,301	8
Total impaired loans	$61,981	$215	$64,788	$339	$59,935	$685	$63,818	$921

Impaired loans averaged approximately $59.9 million and $63.8 million for the nine months ended September 30, 2013 and 2012, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note. Interest income continued to accrue on certain impaired loans totaling $685,000 and $921,000 for the nine months ended September 30, 2013 and 2012, respectively.

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
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended September 30, 2013 and December 31, 2012. There were no loans classified as doubtful for the periods ended September 30, 2013 or December 31, 2012.

	September 30, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$393,313	$9,454	$22,774	$9,967	$435,508
Commercial tax-exempt	82,507	—	—	—	82,507
Owner occupied real estate	284,355	3,983	7,293	4,924	300,555
Commercial construction and land development	108,560	—	4,093	11,723	124,376
Commercial real estate	437,256	607	5,844	6,904	450,611
Total	$1,305,991	$14,044	$40,004	$33,518	$1,393,557

	December 31, 2012
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$335,463	$6,120	$24,116	$11,289	$376,988
Commercial tax-exempt	92,202	—	—	—	92,202
Owner occupied real estate	253,338	4,160	7,755	3,119	268,372
Commercial construction and land development	81,219	5,046	7,834	6,300	100,399
Commercial real estate	379,313	574	8,858	5,659	394,404
Total	$1,141,535	$15,900	$48,563	$26,367	$1,232,365

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$86,911	$7,316	$94,227
Consumer	212,351	2,541	214,892
Total	$299,262	$9,857	$309,119

	December 31, 2012
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$80,696	$3,203	$83,899
Consumer	209,687	2,846	212,533
Total	$290,383	$6,049	$296,432

A trouble debt restructuring (TDR) is a loan of which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater chance of collecting the indebtedness from the borrower. An additional benefit to the Bank in granting a concession is to possibly avoid foreclosure or repossession of loan collateral at a time when collateral values are low.

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and nine month periods ended September 30, 2013 and 2012. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Material extension of time	—	$—	—	$—	—	$—	1	$1,262
Interest rate adjustment	—	—	1	3,404	—	—	1	3,404
Change in amortization period	—	—	—	—	7	1,079	—	—
Combination of concessions	—	—	—	—	1	125	—	—
Owner occupied real estate:
Forbearance agreement	—	—	—	—	1	193	—	—
Commercial construction and land development:
Material extension of time	1	1,749	—	—	4	2,801	5	3,396
Combination of concessions	—	—	1	3,546	—	—	1	3,546
Commercial real estate:
Material extension of time	—	—	—	—	—	—	1	68
Change in amortization period	—	—	—	—	—	—	—	—
Combination of concessions	—	—	1	3,275	3	2,945	1	3,275
Residential:
Material extension of time	—	—	1	49	1	260	2	329
Forbearance agreement	1	3,096	—	—	1	3,096	—	—
Change in amortization period	1	346	—	—	1	346	—	—
Combination of concessions	—	—	—	—	—	—	1	195
Consumer:
Material extension of time	—	—	2	664	1	35	4	859
Forbearance agreement	1	480	—	—	1	480	—	—
Total	4	$5,671	6	$10,938	21	$11,360	17	$16,334

The following table represents loans receivable modified as TDR within the 12 months previous to September 30, 2013 and 2012, respectively, and that subsequently defaulted during the three and nine month periods ended September 30, 2013 and 2012, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$179	1	$2	10	$5,051	2	$177
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	—	—	—	—	2	1,580	—	—
Commercial construction and land development	—	—	—	—	2	2,426	4	2,575
Commercial real estate	—	—	—	—	3	2,943	2	1,011
Residential	1	3,089	1	65	2	3,348	3	609
Consumer	1	477	—	—	2	575	1	178
Total	3	$3,745	2	$67	21	$15,923	12	$4,550

Of the 21 contracts that subsequently payment defaulted during the nine month period ended September 30, 2013, 20 were still in payment default at September 30, 2013. Thirteen of the 20 contracts totaling $13.0 million were less than 30 days past due.

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. There was no liability for guarantees under standby letters of credit at September 30, 2013. The amount of liability for guarantees under standby letters of credit issued at December 31, 2012 was $48,000. The Company had $39.3 million and $34.1 million of standby letters of credit at September 30, 2013 and December 31, 2012, respectively.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. At September 30, 2013, the Company had $522.0 million in total unused commitments, including the standby letters of credit. Management does not anticipate any material losses as a result of these transactions.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
U.S. Government agency securities	$30,372	$—	$30,372	$—
Residential MBSs	65,061	—	65,061	—
Agency CMOs	491,032	—	491,032	—
Municipal securities	25,686	—	25,686	—
Securities available for sale	$612,151	$—	$612,151	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
U.S. Government agency securities	$33,761	$—	$33,761	$—
Residential MBSs	57,210	—	57,210	—
Agency CMOs	556,867	—	556,867	—
Municipal securities	27,271	—	27,271	—
Securities available for sale	$675,109	$—	$675,109	$—

As of September 30, 2013 and December 31, 2012, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranges from 15% to 35%, the weighted-average rate was 22% as of September 30, 2013; inventory and equipment is generally discounted at 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loan is collateral dependent.

At September 30, 2013, the cumulative fair value of 14 impaired loans with individual allowance allocations totaled $13.8 million, net of valuation allowances of $10.9 million and the current fair value of impaired loans that were partially charged off during the first nine months of 2013 totaled $3.8 million at September 30, 2013, net of charge-offs of $2.7 million. At December 31, 2012, the cumulative fair value of seven impaired loans with individual allowance allocations totaled $12.0 million, net of valuation allowances of $7.1 million and impaired loans that were partially charged off during 2012 totaled $4.2 million, net of charge-offs of $2.6 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. There were no foreclosed assets with valuation allowances recorded subsequent to initial foreclosure at September 30, 2013 and December 31, 2012, respectively.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Impaired loans with specific allocation	$13,776	$—	$—	$13,776
Impaired loans net of partial charge-offs	3,842	—	—	3,842
Total	$17,618	$—	$—	$17,618

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Impaired loans with specific allocation	$11,991	$—	$—	$11,991
Impaired loans net of partial charge-offs	4,227	—	—	4,227
Total	$16,218	$—	$—	$16,218

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the nine months ended September 30, 2013.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the nine months ended September 30, 2013 or the year ended December 31, 2012.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at September 30, 2013 and December 31, 2012.

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2013 and December 31, 2012:

Fair Value Measurements at September 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$59,382	$59,382	$59,382	$—	$—
Securities	889,375	875,127	—	875,127	—
Loans, held for sale	5,011	5,057	—	—	5,057
Loans receivable, net	1,675,251	1,682,652	—	—	1,682,652
Restricted investments in bank stock	18,538	18,538	—	—	18,538
Accrued interest receivable	7,257	7,257	7,257	—	—
Financial liabilities:
Deposits	$2,177,071	$2,177,891	$—	$—	$2,177,891
Short-term borrowings	316,225	316,225	316,225	—	—
Long-term debt	15,800	12,642	—	—	12,642
Accrued interest payable	217	217	217	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$56,582	$56,582	$56,582	$—	$—
Securities	944,892	948,780	—	948,780	—
Loans, held for sale	15,183	15,415	—	—	15,415
Loans receivable, net	1,503,515	1,516,839	—	—	1,516,839
Restricted investments in bank stock	15,450	15,450	—	—	15,450
Accrued interest receivable	7,206	7,206	7,206	—	—
Financial liabilities:
Deposits	$2,231,291	$2,232,789	$—	$—	$2,232,789
Short-term borrowings	113,225	113,225	113,225	—	—
Long-term debt	40,800	35,629	—	—	35,629
Accrued interest payable	308	308	308	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $2.1 million for the third quarter of 2013, compared to $1.4 million for the same period in 2012. The effective tax rate was 31% and 41% for the quarters ended September 30, 2013 and September 30, 2012, respectively. The reasons for the decrease in the effective tax rate for the third quarter of 2013 over the same quarter last year was the impact of a one-time nonrecurring regulatory expense of $1.5 million paid in the third quarter of 2012 which was not deductible for federal tax purposes, the proportion of tax free income to the Company's earnings before taxes which was higher during the third quarter of 2012 partially offset by a higher statutory rate and higher overall pretax income.

The tax provision for federal income taxes was $5.2 million for the first nine months of 2013, compared to $3.4 million for the same period in 2012. The effective tax rates were 30% and 31% for the first nine months months ended September 30, 2013 and September 30, 2012, respectively. The variance in effective tax rates was primarily the result of the proportion of tax free income to the Company's earnings before taxes which was higher during the first nine months of 2012, the previously mentioned $1.5 million one-time non-recurring regulatory expense paid in the third quarter of 2012 which was not deductible for federal tax purposes, both of which were partially offset by a higher statutory rate and higher overall pretax income during the first nine months of 2013. The Company's statutory tax rate was 35% for the nine months months ended September 30, 2013 compared to 34% in the first nine months of 2012.

At September 30, 2013, the Company had a net deferred tax asset of $13.3 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at September 30, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of September 30, 2013 compared to December 31, 2012 and in some instances September 30, 2012 and statements of income for the three months and nine months ended September 30, 2013 compared to the same periods in 2012. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

•	the effects of ongoing short and long-term federal budget and tax negotiations and their effects on economic and business conditions in general and our customers in particular;

•	the effects of the failure of the federal government to reach a deal to permanently raise the debt ceiling and the potential negative results on economic and business conditions;

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

EXECUTIVE SUMMARY

The Company recorded net income of $4.7 million, or $0.33 per diluted share, for the third quarter of 2013 compared to net income of $2.0 million, or $0.14 per diluted share, for the same period one year ago, a $2.7 million, or 135%, increase. Financial results for the third quarter and first nine months last year included the impact of a one-time nonrecurring regulatory expense of $1.5 million. Excluding that expense, net income and diluted earnings per share would have been $3.5 million and $0.25, respectively for the third quarter one year ago.

Income Statement Highlights:

•
The net income of $4.7 million for the third quarter of 2013 represents a record high in quarterly net income for Metro. Net income for the first nine months of 2013 totaled $12.4 million, or $0.86 per diluted share, up $4.9 million, or 66%, over $7.4 million, or $0.52 per diluted share recorded for the first nine months of 2012.

•
Total revenues (net interest income plus noninterest income) for the third quarter of 2013 were $30.4 million, up $1.5 million, or 5%, over total revenues of $28.9 million for the same quarter one year ago. Total revenues for the first nine months of 2013 increased $2.6 million, or 3%, over the first nine months of 2012.

•
The Company's net interest margin on a fully-taxable basis for the third quarter of 2013 was 3.58%, compared to 3.85% for the third quarter of 2012. The Company's deposit cost of funds for the third quarter was 0.28%, down from 0.35% for the same period one year ago.

•
The provision for loan losses totaled $1.2 million for the third quarter of 2013 compared to $2.5 million for the third quarter one year ago. The total loan loss provision for the first nine months of 2013 was $5.3 million compared to $8.0 million for the first nine months of 2012.

•
Noninterest income for the third quarter of 2013 was $7.5 million, up $368,000, or 5%, over the third quarter last year. Total noninterest income for the first nine months of 2013 was $22.2 million, compared to $22.0 million for the same period of 2012.

•
Noninterest expenses were down $610,000, or 3%, from the same quarter one year ago. Total noninterest expenses for the first nine months of 2013 were down $1.5 million, or 2%, compared to the first nine months of 2012.

•
Return on average shareholders' equity (ROE) was 8.14% for the third quarter of 2013, compared to 3.44% for the third quarter last year. ROE was 7.10% for the first nine months of 2013 compared to 4.37% for the same period of 2012.

Balance Sheet Highlights:

•	Net loans grew $195.9 million, or 13%, to $1.68 billion compared to $1.48 billion at September 30, 2012. Net loans were up $171.7 million, or 11%, from December 31, 2012 to September 30, 2013.

•
The ALL totaled $27.4 million, or 1.61%, of total loans at September 30, 2013 compared to $25.6 million, or 1.70%, of total loans at September 30, 2012, and compared to $25.3 million, or 1.65% of total loans at December 31, 2012.

•	Total deposits for the third quarter of 2013 were $2.18 billion, down $54.2 million, or 2%, from December 31, 2012 and down $66.9 million, or 3%, compared to the third quarter one year ago.

•	Metro's capital levels remain strong with a total risk-based capital ratio of 14.79%, a Tier 1 Leverage ratio of 9.42% and a tangible common equity to tangible assets ratio of 8.34%.

•	Stockholders' equity totaled $230.9 million, or 8.38% of total assets, at September 30, 2013 and the Company's book value per share was $16.25.

Summarized below are financial highlights for the nine months ended September 30, 2013 compared to the same period in 2012:

TABLE 1

	At or for the Three Months Ended			For the Nine Months Ended
(in thousands, except per share data)	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change
Total assets	$2,755,982	$2,538,361	9%
Total loans (net)	1,675,251	1,479,394	13
Total deposits	2,177,071	2,243,932	(3)
Total stockholders' equity	230,941	231,822	—
Total revenues	$30,383	$28,926	5%	$90,026	$87,413	3%
Provision for loan losses	1,200	2,500	(52)	5,300	7,950	(33)
Total noninterest expenses	22,443	23,053	(3)	67,132	68,658	(2)
Net income	4,676	1,992	135	12,369	7,438	66
Diluted net income per common share	0.33	0.14	136	0.86	0.52	65

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

Allowance for Loan Losses. The allowance represents the amount available for estimated probable losses embedded in Metro Bank's (the Bank) loan portfolio. While the allowance is maintained at a level believed to be adequate by management for estimated probable losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

As part of the quantitative analysis of the adequacy of the ALL, management bases its calculation of probable future loan losses on those loans collectively reviewed for impairment on a two-year period of actual historical losses. The Bank may adjust the number of years used in the historical loss calculation depending on the state of the local, regional and national economies and the period of time which management believes will most accurately forecast future losses.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At September 30, 2013, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2013 and 2012, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods.

Third Quarter 2013 compared to Third Quarter 2012

Interest-earning assets averaged $2.59 billion for the third quarter of 2013, up 13% compared to $2.29 billion for the third quarter in 2012. For the quarter ended September 30, 2013, total loans receivable including loans held for sale, averaged $1.67 billion compared to $1.51 billion for the third quarter in 2012, an 11% increase. For the same two quarters, total securities, including restricted investments in bank stock, averaged $910.9 million and $779.7 million, respectively, a 17% increase.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2013 was 3.88%, a decrease of 40 basis points (bps) from the comparable period in 2012. The decrease resulted from lower yields on both the Company's securities and loans receivable portfolios. These decreases in yields were a result of the continued low level of general market interest rates as legacy investment securities and loans outstanding with higher yields continue to pay down contractually and are replaced with new securities and loans at lower current market yields. Floating rate loans provide lower yields than fixed rate loans and represented approximately 59% of our total loans receivable portfolio for the quarter ended September 30, 2013.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain the current low-level of short-term interest rates for an indefinite period of time, we expect the yields we receive on our interest-earning assets will continue at their current low levels, or decline further, throughout the remainder of 2013 and in 2014 as well.

The average balance of total deposits increased $37.8 million, or 2%, for the third quarter of 2013 over the third quarter of 2012 from $2.08 billion to $2.12 billion. Total average interest-bearing deposits increased by $23.4 million and total average noninterest-bearing deposits increased by $14.4 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $329.9 million for the third quarter of 2013 versus $69.0 million for the same quarter of 2012. These additional borrowings and new deposits were used to fund loan originations and to purchase investment securities.

The average rate paid on our total interest-bearing liabilities for the third quarter of 2013 was 0.39%, compared to 0.55% for the third quarter of 2012. Our deposit cost of funds decreased 7 bps from 0.35% in the third quarter of 2012 to 0.28% for the third quarter of 2013. The average rate paid on deposits decreased across all categories during the third quarter of 2013 compared to third quarter of 2012. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on interest checking, savings and money market deposit accounts. These decreases were a result of the continued low level of general market interest rates. At September 30, 2013, $641.2 million, or 30%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR), the United States 90-Day Treasury bill or to an internally managed index rate. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 23 bps from 1.11% for the third quarter of 2012 to 0.88% for the third quarter of 2013.

The average cost of short-term borrowings was 0.22% for the third quarter of 2013 as compared to 0.24% for the third quarter of 2012. The average cost of long-term debt was 7.77% for the third quarter of 2013 compared to 4.80% during the third quarter of 2012. This change was the net result of a $25 million FHLB borrowing with an interest rate of 1.01% which matured in March 2013 as well as the retirement of an $8.0 million trust capital debt security with an interest rate of 10.00% during the fourth quarter of 2012. The aggregate average cost of all funding sources for the Company was 0.32% for the third quarter of 2013, compared to 0.45% for the same quarter of the prior year.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Interest-earning assets averaged $2.54 billion for the first nine months of 2013, up 11%, compared to $2.28 billion for the same period in 2012. For the same two periods, total loans receivable including loans held for sale, averaged $1.62 billion in 2013 and $1.48 billion in 2012, respectively, a 9% increase. Total securities, including restricted investments in bank stock, averaged $925.7 million and $798.4 million for the first nine months of 2013 and 2012, respectively.
The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2013 was 3.94%, a decrease of 39 bps versus the comparable period in 2012. This decrease primarily resulted from the continued overall lower level of interest rates as yields declined for both investment securities and loans. The average fully-taxable equivalent yield on the investment portfolio fell 46 bps from 2.80% during the first nine months of 2012 to 2.34% during the first nine months of 2013 as the yields on many of the new securities purchased in 2013 are lower than the yields on securities purchased in 2012. The average fully-taxable equivalent yield on the loan portfolio declined 31 bps from 5.17% during the first nine months of 2012 to 4.86% during the first nine months of 2013.

The Company funded the growth in earning assets over the past twelve months with an increase in both short-term borrowings and with the growth of deposits. Short-term borrowings averaged $295.0 million and $95.0 million in the first nine months of 2013 and 2012, respectively. Total average deposits, including noninterest-bearing funds, increased by $66.4 million, or 3%, for the first nine months of 2013 over the same period of 2012 from $2.04 billion to $2.11 billion.

The average rate paid on interest-bearing liabilities for the first nine months of 2013 was 0.41%, compared to 0.59% for the first nine months of 2012. Our deposit cost of funds decreased from 0.39% in the first nine months of 2012 to 0.29% for the same period in 2013. The aggregate cost of all funding sources was 0.34% for the first nine months of 2013, compared to 0.48% for the same period in 2012.

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

TABLE 2

	Three months ended,						Nine months ended,
	September 30, 2013			September 30, 2012			September 30, 2013			September 30, 2012
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$881,068	$5,021	2.28%	$755,138	$5,094	2.70%	$895,782	$15,387	2.29%	$784,101	$16,332	2.78%
Tax-exempt	29,873	284	3.80	24,572	225	3.67	29,871	851	3.80	14,285	405	3.78
Total securities	910,941	5,305	2.33	779,710	5,319	2.73	925,653	16,238	2.34	798,386	16,737	2.80
Federal funds sold	—	—	—	—	—	—	—	—	—	3,601	1	0.05
Total loans receivable	1,674,334	20,150	4.73	1,507,731	19,491	5.08	1,619,215	59,460	4.86	1,480,517	57,999	5.17
Total earning assets	$2,585,275	$25,455	3.88%	$2,287,441	$24,810	4.28%	$2,544,868	$75,698	3.94%	$2,282,504	$74,737	4.33%
Sources of Funds
Interest-bearing deposits:
Regular savings	$458,105	$348	0.30%	$408,213	$367	0.36%	$432,453	$1,009	0.31%	$394,997	$1,088	0.37%
Interest checking and money market	1,039,800	735	0.28	1,043,502	889	0.34	1,052,330	2,270	0.29	1,023,718	2,903	0.38
Time deposits	123,044	368	1.19	151,313	533	1.40	130,506	1,212	1.24	161,071	1,763	1.46
Public time and other noncore deposits	65,145	52	0.32	59,610	53	0.36	60,026	156	0.35	53,551	170	0.42
Total interest-bearing deposits	1,686,094	1,503	0.35	1,662,638	1,842	0.44	1,675,315	4,647	0.37	1,633,337	5,924	0.48
Short-term borrowings	329,868	189	0.22	69,041	43	0.24	294,978	501	0.22	95,041	170	0.23
Long-term debt	15,800	307	7.77	49,200	592	4.80	22,760	974	5.70	49,200	1,754	4.75
Total interest-bearing liabilities	2,031,762	1,999	0.39	1,780,879	2,477	0.55	1,993,053	6,122	0.41	1,777,578	7,848	0.59
Demand deposits (noninterest-bearing)	431,438			417,079			435,026			410,572
Sources to fund earning assets	2,463,200	1,999	0.32	2,197,958	2,477	0.45	2,428,079	6,122	0.34	2,188,150	7,848	0.48
Noninterest-bearing funds (net)	122,075			89,483			116,789			94,354
Total sources to fund earning assets	$2,585,275	$1,999	0.31%	$2,287,441	$2,477	0.43%	$2,544,868	$6,122	0.32%	$2,282,504	$7,848	0.46%
Net interest income and margin on a tax-equivalent basis		$23,456	3.58%		$22,333	3.85%		$69,576	3.62%		$66,889	3.87%
Tax-exempt adjustment		589			555			1,775			1,525
Net interest income and margin		$22,867	3.49%		$21,778	3.75%		$67,801	3.53%		$65,364	3.78%

Other Balances:
Cash and due from banks	$50,839			$56,959			$48,182			$47,485
Other assets	71,101			96,105			84,412			99,118
Total assets	2,707,215			2,440,505			2,677,462			2,429,107
Other liabilities	16,157			12,128			16,558			13,719
Stockholders' equity	227,858			230,419			232,825			227,238

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

Net interest income, on a fully-taxable equivalent basis, for the third quarter of 2013 increased by $1.1 million, or 5%, over the same period in 2012. Interest income, on a fully-taxable equivalent basis, on interest-earning assets totaled $25.5 million and $24.8 million for the third quarters of 2013 and 2012, respectively. Interest income on loans receivable including loans held for sale, increased by $659,000, or 3%, over the third quarter of 2012 from $19.5 million to $20.2 million. This was the result of an 11% increase in the volume of average loans outstanding partially offset by a decrease of 35 bps in the yield on the total loan portfolio compared to the third quarter one year ago. Interest income on the investment securities portfolio decreased by $14,000 for the third quarter of 2013 as compared to the same period last year. The average balance of the investment portfolio increased $131.2 million, or 17%, for the third quarter of 2013 over the third quarter of 2012, which helped to somewhat offset the impact of a 40 bps decrease in the average yield earned in the quarter versus the same period last year. The decrease in average yield resulted from the overall low level of interest rates on new securities purchased, as previously mentioned.

Total interest expense for the third quarter decreased $478,000, or 19%, from $2.5 million in 2012 to $2.0 million in 2013. Interest expense on deposits for the quarter decreased by $339,000, or 18%, from the third quarter of 2012. Interest expense on short-term borrowings increased by $146,000 primarily as a result of an increase in balances partially offset by a slight decrease in rate. Interest expense on long-term debt decreased by $285,000, or 48%, primarily due to the retirement of the $8.0 million trust capital debt security with an interest rate of 10.00%, which occurred in the fourth quarter 2012. Also impacting the decrease was the maturity of the previously mentioned FHLB debt in March 2013.

Net interest income, on a fully-taxable equivalent basis, for the first nine months of 2013 increased by $2.7 million, or 4%, over the same period in 2012. Interest income on interest-earning assets totaled $75.7 million for the first nine months of 2013, an increase of $961,000, compared to the same period in 2012. The increase in interest income earned was the result of a 12% increase in the combined average balance of investment securities and loans receivable that helped to offset a 39 bp decrease in the yield on earning assets due to the continued low interest rate environment that has existed over the past several years. Total interest expense for the first nine months decreased $1.7 million, or 22%, from $7.8 million in 2012 to $6.1 million in 2013. Interest expense on deposits decreased by $1.3 million, or 22%, for the first nine months of 2013 versus the same period of 2012. Interest expense on short-term borrowings increased by $331,000 for the first nine months of 2013 compared to the same period in 2012 and interest expense on long-term debt totaled $974,000 for the first nine months of 2013, as compared to $1.8 million for the first nine months of 2012. The decrease in interest expense on long-term debt was primarily the result of the previously mentioned retirement of a $8.0 million trust capital debt security with an interest rate of 10.00%, combined with the previously mentioned FHLB debt maturity in March 2013. Overall, the decreases in the average rates earned on interest-earning assets and average rates paid on interest-bearing liabilities are a function of higher rates on both assets and liabilities rolling off, offset by lower rates going on to both sides of the balance sheet.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.49% during the third quarter of 2013 compared to 3.73% during the same period in the previous year and was 3.53% during the first nine months of 2013 versus 3.74% during the first nine months of 2012. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully-taxable equivalent net interest margin decreased 27 bps, from 3.85% for the third quarter of 2012 to 3.58% for the third quarter of 2013, as a result of the previously discussed decreased yield on interest-earning assets, partially offset by a decrease in the cost of funding sources. For the first nine months of 2013 and 2012, the fully tax-equivalent net interest margin was 3.62% and 3.87%, respectively.

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

TABLE 3

	Three Months Ended			Nine Months Ended
	Increase (Decrease)			Increase (Decrease)
2013 versus 2012	Due to Changes in (1)			Due to Changes in (1) (2)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$704	$(777)	$(73)	$1,907	$(2,852)	$(945)
Tax-exempt	51	8	59	445	1	446
Federal funds sold	—	—	—	(1)	—	(1)
Interest on loans receivable	1,753	(1,094)	659	4,166	(2,705)	1,461
Total interest income	2,508	(1,863)	645	6,517	(5,556)	961
Interest on deposits:
Regular savings	10	(29)	(19)	17	(96)	(79)
Interest checking and money market	(31)	(123)	(154)	(54)	(579)	(633)
Time deposits	(60)	(105)	(165)	(180)	(371)	(551)
Public funds time	2	(3)	(1)	3	(17)	(14)
Short-term borrowings	150	(4)	146	339	(8)	331
Long-term debt	(212)	(73)	(285)	(672)	(108)	(780)
Total interest expense	(141)	(337)	(478)	(547)	(1,179)	(1,726)
Net increase (decrease)	$2,649	$(1,526)	$1,123	$7,064	$(4,377)	$2,687

(1)
Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume. (2) Changes due to the difference in the number of days (2012 was a leap year) are divided between rate and volume columns based on each categories percent of the total difference.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses. During the third quarter of 2011, the Company had unusually high net charge offs that have not repeated since that period. Those historical losses exceed the two-year inclusion period associated with the quantitative factors calculation and therefore were no longer included in the calculation. During the third quarter of 2013, the reduction in reserve requirements was partially offset by an increase in specific reserves on impaired loans, changes in qualitative factors, and an overall increase in reserves due to an increase in loans receivable.

We recorded a provision of $1.2 million to the ALL for the third quarter of 2013 as compared to $2.5 million for the third quarter of 2012. For the nine months ended September 30, 2013 a provision of $5.3 million was recorded versus $8.0 million for the nine months ended September 30, 2012. The provision for loan losses for the three months and nine months ended September 30, 2013, in addition to net charge offs and the previously mentioned change in the allowance factors adequately supports the allowance balance at September 30, 2013. Nonperforming assets at September 30, 2013 totaled $47.1 million, or 1.71%, of total assets, up $11.9 million, or 34%, from $35.1 million, or 1.33%, of total assets at December 31, 2012 and up $4.7 million, or 11%, from $42.3 million, or 1.67%, of total assets at September 30, 2012. See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this document for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Total noninterest income for the third quarter of 2013 increased by $368,000, or 5%, over the same period in 2012. Service charges, fees and other operating income, comprised primarily of deposit and loan service charges, totaled $7.4 million for the third quarter of 2013, an increase of $535,000, or 8%, over the third quarter of 2012 primarily as a result of an increase in transaction volume. Net gains on sales of loans, primarily comprised of residential loans sold on the secondary market, totaled $148,000 for the third quarter of 2013 versus $352,000 for the same period in 2012. The decrease in gains primarily relates to an decrease in the number of loans sold.

There were no sales and calls of investment securities during the third quarter of 2013; however, there was a $37,000 gain on sales of investment securities during the third quarter of 2012.

Total noninterest income for the first nine months of 2013 increased by $176,000, or 1%, from the same period in 2012. Service charges, fees and other operating income totaled $21.4 million, increasing $607,000, or 3%, over the first nine months of 2012 primarily as a result of an increase in transaction volume. Net gains on the sale of loans were $811,000 during the first nine months of 2013 compared to $953,000 in the same period of 2012.

There were no OTTI charges during the first nine months of 2013; however, noninterest income for the first nine months of 2012 was partially offset by $649,000 in OTTI charges on private-label collateralized mortgage obligations (CMOs) in the Bank's investment portfolio. The Company recognized net gains of $21,000 on sales of securities during the first nine months of 2013 compared to net gains of $959,000 on sales and calls of securities in the first nine months of 2012.

Noninterest Expenses

Third Quarter 2013 compared to Third Quarter 2012

Noninterest expenses decreased by $610,000, or 3%, for the third quarter of 2013 compared to the same period in 2012. Noninterest expenses for the third quarter of 2012 were impacted by a one-time nonrecurring regulatory expense of $1.5 million. Excluding that one-time expense, noninterest expenses for the third quarter of 2013 were up $890,000, or 4%, over the same period of 2012. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2013 and September 30, 2012 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $740,000, or 7%, for the third quarter of 2013 compared to the third quarter of 2012. This increase was primarily a combined result of an increase in full-time equivalent employees as well as an increase in employee compensation levels which had been held relatively flat over the past few years when the Company recorded net losses and lower levels of net income.

Advertising and marketing expenses increased by $164,000, or 37%, for the third quarter of 2013 compared to the third quarter of 2012. The increase was related to an overall higher level of marketing activity in the third quarter of 2013 compared to the same period in 2012.

Regulatory assessments and related costs for the third quarter 2013 totaled $588,000 and were $1.3 million, or 68%, lower than the same period of 2012. The decrease was primarily a result of a one-time nonrecurring regulatory expense in the third quarter of 2012 of $1.5 million.

Foreclosed real estate expenses totaled $54,000 during the third quarter of 2013, a decrease of $345,000, or 86%, from the same quarter in 2012. The number of foreclosed properties held by the Bank has dropped by more than half during this time frame resulting in much lower operating costs.

Bank shares tax increased $115,000, or 26%, for the third quarter of 2013 over the same period in 2012 as a result of the growth of the Bank's balance sheet which is used in the bank shares tax formula.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

For the first nine months of 2013, noninterest expenses decreased by $1.5 million, or 2%, compared to the first nine months of 2012. Excluding the previously mentioned one-time nonrecurring expense incurred in the third quarter of 2012, total noninterest expenses for first nine months of 2013 decreased by $26,000 compared to the first nine months of last year. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first nine months of 2013 were $32.0 million, an increase of $1.3 million, or 4%, over the first nine months of 2012 primarily as a result of an increase in full-time equivalent employees as well as the increase in compensation levels as previously mentioned.

Advertising and marketing expenses increased by $180,000, or 14%, for the first nine months of 2013 compared to the first nine months of 2012 due to a higher level of marketing in 2013.

Regulatory assessments and related fees of $1.7 million during the first nine months of 2013 were $1.8 million, or 52%, lower compared to the same period in 2012. This was primarily the result of the previously discussed one-time nonrecurring regulatory expense in 2012 of $1.5 million.

Loan expenses totaled $1.7 million for the first nine months of 2013, an increase of $645,000, or 63%, compared to the same period in 2012 due in large part to real estate taxes paid to secure collateral on problem loans, one of which was moved into foreclosed real estate during the second quarter at a fair market value of $2.0 million.

Foreclosed real estate expenses of $269,000 decreased by $1.3 million, or 83%, for the first nine months of 2013 compared to the same period in 2012. Metro incurred a $640,000 pretax loss on a sale of a specific property during the first nine months of 2012. Additionally, the number of foreclosed properties held by the Bank has dropped by more than half over the past twelve months resulting in much lower operating costs.

Bank shares tax increased $234,000, or 16%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the growth of the Bank's balance sheet, which is used in the bank shares tax formula as previously mentioned.

Other expense totaled $6.2 million for the first nine months of 2013, a decrease of $609,000, or 9%, compared to the same period in 2012 partially as a result of a reduction in consulting expenses and stationery and supplies.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2013 and 2012 this ratio equaled 2.18% and 2.35%, respectively, reflecting continued disciplined expense management in the third quarter of 2013 despite an 11% increase in average assets. For the nine-month period ended September 30, 2013, the ratio equaled 2.24% compared to 2.48% for the nine-month period ended September 30, 2012.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended September 30, 2013, the operating efficiency ratio was 73.7%, compared to 74.5% for the same period in 2012. The decrease in the operating efficiency ratio relates to a 5% increase in total revenues partially offset by a 4% increase in total noninterest expenses (excluding nonrecurring). The efficiency ratio equaled 74.5% for the first nine months of 2013, compared to 76.8% for the first nine months of 2012. The decrease for the nine months ended September 30, 2013 versus September 30, 2012 was mostly due to a 3% increase in total revenues.

Provision for Federal Income Taxes

The provision for federal income taxes was $2.1 million for the third quarter of 2013 compared to $1.4 million for the same period in 2012. For the nine months ended September 30, the tax expense was $5.2 million for 2013 compared to $3.4 million in 2012. The Company's statutory tax rate was 35% in 2013 compared to 34% in 2012. The effective tax rates were 31% and 41% for the respective quarters ended September 30, 2013 and September 30, 2012, and 30% and 31% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease in the effective tax rate for the third quarter of 2013 from the same quarter last year and for the first nine months of both 2013 and 2012 was the result of a one-time nonrecurring regulatory expense of $1.5 million paid in the third quarter of 2012 which was not deductible for federal tax purposes, the proportion of tax free income to the Company's earnings before taxes which were higher during the comparable prior year periods partially offset by a higher statutory rate and higher overall pretax income.

Net Income and Net Income per Common Share

Net income for the third quarter of 2013 was $4.7 million compared to $2.0 million recorded in the third quarter of 2012. The 135% increase was primarily due to a $1.3 million decrease in the provision for loan losses, a $1.1 million increase in net interest income, a $610,000 decrease in noninterest expenses and a $368,000 increase in noninterest income, all of which were partially offset by a $683,000 increase in the provision for income taxes.

Net income for the first nine months of 2013 was $12.4 million, an increase of $4.9 million, compared to $7.4 million recorded in the first nine months of 2012. The higher net income in 2013 was due to a $2.7 million decrease in the provision for loan losses, a $2.4 million increase in net interest income, a $1.5 million decrease in noninterest expenses and a $176,000 increase in noninterest income, all partially offset by a $1.9 million increase in the provision for income taxes.

Basic and fully-diluted net income per common share was $0.33 for the third quarter of 2013 compared to $0.14 for the third quarter of 2012. The increase was directly related to the 135% increase in net income as stated above. For the first nine months of 2013, basic and fully-diluted net income per common share was $0.87 and $0.86, respectively, compared to basic and fully-diluted net income per common share of $0.52 for the nine months ended September 30, 2012.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the third quarter of 2013 was 0.69%, compared to 0.32% for the third quarter of 2012. The ROA for the first nine months of 2013 and 2012 was 0.62% and 0.41%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 8.14% for the third quarter of 2013, compared to 3.44% for the third quarter of 2012. The ROE for the first nine months of 2013 was 7.10%, compared to 4.37% for the first nine months of 2012.

FINANCIAL CONDITION

Securities

During the first nine months of 2013, the total investment securities portfolio decreased by $55.5 million from $944.9 million to $889.4 million. Net of tax, the unrealized gain (loss) position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) decreased by $17.9 million from an unrealized gain of $7.2 million at December 31, 2012 to an unrealized loss of $10.6 million at September 30, 2013 due to a steep decline in the level of market prices associated with fixed rate investments during the second and third quarters of 2013.

Securities with a market value of $89.9 million were sold and another $50.0 million of securities were called during the first nine months of 2013 with the Bank realizing total net pretax gains of $21,000. The securities sold included one agency CMO and three mortgage-backed securities (MBSs) with a combined fair market value of $3.6 million and a carrying value of $3.4 million that had been classified as held to maturity but were sold as their current face had fallen below 15% of the original purchase amount. The Company also sold one corporate bond with a fair market value of $10.0 million that had been classified as held to maturity but was sold within three months of its contractual maturity date.

During the second and third quarters of 2013, interest rates at the longer end of the yield curve rose sharply, largely in response to investor fears the Federal Reserve would either end or taper its bond buying program in the near future. The potential for lower demand helped push Treasury prices down and interest rates up with the yield on the five-year Treasury note rising 61 bps from 0.77% on March 31, 2013 to 1.38% on September 30, 2013. Similarly, the yield on the 10-year Treasury note rose 76 bps from 1.85% on March 31, 2013 to 2.61% on September 30, 2013. This rise in interest rates adversely affected the fair market value of the Company's existing securities.

During the first nine months of 2013, the fair value of the Bank's AFS securities portfolio decreased by $63.0 million, from $675.1 million at December 31, 2012 to $612.2 million at September 30, 2013. The change was a result of $76.6 million of securities sold, principal pay downs of $116.0 million, premium amortization and the above-mentioned $17.9 million decrease in net unrealized gains, offset by purchases of new securities totaling $157.8 million.

The AFS portfolio is comprised of U.S. Government agency securities, agency residential MBSs, agency CMOs and municipal securities. At September 30, 2013, the weighted-average life, duration and taxable equivalent yield of our AFS portfolio was approximately 5.6 years, 5.0 years and 2.27%, respectively, as compared to 3.6 years, 3.4 years and 2.31%, respectively, at December 31, 2012. The lengthening of both average life and duration was primarily the result of increased interest rates slowing the prepayments of amortizing securities and by the impact of callable municipal bonds. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity rather than the call date.

During the first nine months of 2013, the carrying value of securities in the held to maturity (HTM) portfolio increased by $7.4 million from $269.8 million to $277.2 million. The increase was the result of new purchases totaling $83.3 million partially offset by $13.6 million of securities sold, principal pay downs of $12.6 million, premium amortization and $50.0 million of called bonds.

The securities held in the HTM portfolio include U.S. government agency securities, agency residential MBSs, agency CMOs, corporate debt securities and municipal securities. At September 30, 2013, the weighted-average life, duration and taxable equivalent yield of our HTM portfolio was approximately 7.7 years, 6.6 years and 2.61%, respectively, as compared to 5.3 years, 4.5 years and 2.78%, respectively, at December 31, 2012. Both the average life and duration of the portfolio are significantly impacted by the callable agency debentures. As the general level of interest rates falls, the bonds are assumed more likely to be called, resulting in a shorter average life and duration. As the general level of interest rates rises, the average life and duration lengthen as the bonds extend to maturity.

The unrealized losses in the Company's investment portfolio at September 30, 2013 were comprised of 11 agency debentures, 30 government agency CMOs, nine MBSs and 26 investment-grade municipal bonds.

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

Total loans held for sale were $5.0 million at September 30, 2013 and $15.2 million at December 31, 2012. At September 30, 2013, loans held for sale were comprised of $3.3 million of student loans and $1.7 million of residential mortgages as compared to $3.8 million of student loans and $11.4 million of residential mortgages at December 31, 2012. The decrease in residential mortgages held for sale was the result of principal sales of mortgage loans of $43.5 million partially offset by $33.8 million in mortgage loan originations during the first nine months of 2013. At September 30, 2013 there was $382,000 of student loans held for sale that were past due and no past due or impaired residential mortgage loans held for sale.

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

During the first nine months of 2013, total gross loans receivable increased by $173.9 million, or 11% (nonannualized), from $1.53 billion at December 31, 2012 to $1.70 billion at September 30, 2013. Gross loans receivable represented 78% of total deposits and 62% of total assets at September 30, 2013, as compared to 69% and 58%, respectively, at December 31, 2012. The Bank experienced growth in all but one loan category over the past nine months as a result of general economic improvement in the markets we serve, growth in the breadth and experience of the lending team as well as expansion of the Bank's middle market lending function.

The following table reflects the composition of the Company's loan portfolio as of September 30, 2013 and 2012, respectively:

TABLE 4

(dollars in thousands)	September 30, 2013	% of Total	December 31, 2012	% of Total	$ Change	% Change
Commercial and industrial	$435,508	26%	$376,988	25%	$58,520	16%
Commercial tax-exempt	82,507	5	92,202	6	(9,695)	(11)
Owner occupied real estate	300,555	18	268,372	17	32,183	12
Commercial construction and land development	124,376	7	100,399	7	23,977	24
Commercial real estate	450,611	26	394,404	26	56,207	14
Residential	94,227	5	83,899	5	10,328	12
Consumer	214,892	13	212,533	14	2,359	1
Gross loans	1,702,676	100%	1,528,797	100%	$173,879	11%
Less: ALL	27,425		25,282		2,143	8
Net loans receivable	$1,675,251		$1,503,515		$171,736	11%

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

The table that follows presents information regarding nonperforming assets at September 30, 2013 and at the end of the previous four quarters. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$9,967	$12,053	$12,451	$11,289	$17,133
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	4,924	4,999	3,428	3,119	3,230
Commercial construction and land development	11,723	12,027	12,024	6,300	6,826
Commercial real estate	6,904	3,893	5,575	5,659	4,571
Residential	7,316	7,133	3,295	3,203	3,149
Consumer	2,541	3,422	2,517	2,846	2,304
Total nonaccrual loans	43,375	43,527	39,290	32,416	37,213
Loans past due 90 days or more and still accruing	119	—	1,726	220	704
Total nonperforming loans	43,494	43,527	41,016	32,636	37,917
Foreclosed assets	3,556	4,611	2,675	2,467	4,391
Total nonperforming assets	$47,050	$48,138	$43,691	$35,103	$42,308
Troubled Debt Restructurings
Nonaccruing TDRs	$23,621	$18,817	$18,927	$13,247	$14,283
Accruing TDRs	11,078	14,888	14,308	19,559	20,424
Total TDRs	$34,699	$33,705	$33,235	$32,806	$34,707
Nonperforming loans to total loans	2.55%	2.66%	2.61%	2.13%	2.52%
Nonperforming assets to total assets	1.71%	1.81%	1.67%	1.33%	1.67%
Nonperforming loan coverage	63%	64%	67%	77%	68%
Nonperforming assets / capital plus ALL	18%	19%	17%	13%	16%

Nonperforming assets at September 30, 2013, were $47.1 million, or 1.71%, of total assets, as compared to $35.1 million, or 1.33%, of total assets at December 31, 2012 and compared to $42.3 million, or 1.67%, of total assets at September 30, 2012. The Company continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Company's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2012 and September 30, 2013 are discussed in the paragraphs that follow.

Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

Loans which have been partially charged off remain on nonaccrual status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR, unless collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time.

Nonaccrual loan balances increased by $11.0 million in the first nine months of 2013 to $43.4 million from $32.4 million at December 31, 2012. This increase occurred primarily in the commercial construction and land development and residential categories. A large commercial relationship was reclassified from accruing trouble debt restructuring status at December 31, 2012 to nonaccrual status with a specific reserve during the first quarter of 2013. The majority of this relationship was 60-89 days past due at December 31, 2012 and moved to 90 days past due and greater as shown in the age analysis of past due loan receivables table in Note 4 of the Notes to Consolidated Financial Statements included in this interim report on Form 10-Q. The residential category increased significantly as a result of a large residential mortgage which was placed on nonaccrual status with a specific reserve at the end of the second quarter of 2013 and was subsequently restructured during the third quarter of 2013.
The following table details the change in the total of nonaccrual loan balances for the three months and nine months ended September 30, 2013:

TABLE 6

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2013
Nonaccrual loans beginning balance	$43,527	$32,416
Additions	4,811	22,899
Principal charge-offs	(2,423)	(4,633)
Pay downs	(2,173)	(4,155)
Upgrades to accruing status	(328)	(420)
Transfers to foreclosed assets	(39)	(2,732)
Nonaccrual loans ending balance	$43,375	$43,375

During the third quarter of 2013, the additions to nonaccrual status consisted of 14 commercial loans ranging from $13,000 to approximately $2.3 million and 13 consumer loans totaling $948,000. The majority of the increase in nonaccrual commercial loans in the third quarter of 2013 was associated with one relationship totaling $3.1 million with a specific reserve allocation of $1.0 million.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial and industrial loans and commercial construction and land development loans, our two largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Commercial and Industrial:
Number of loans	38	49	54	50	49
Number of loans greater than $1 million	3	4	5	4	5
Average outstanding balance of those loans:
Greater than $1 million	$1,824	$1,872	$1,703	$2,024	$2,445
Less than $1 million	$129	$102	$81	$70	$112
Commercial Construction and Land Development:
Number of loans	10	10	10	10	9
Number of loans greater than $1 million	4	4	4	2	2
Average outstanding balance of those loans:
Greater than $1 million	$2,704	$2,714	$2,719	$2,484	$2,500
Less than $1 million	$153	$197	$193	$168	$262

At September 30, 2013, 38 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $2.9 million. Of the 38 loans, three loans were in excess of $1.0 million and aggregated $5.5 million, or 55%, of total nonaccrual commercial and industrial loans. The average recorded investment of these loans was $1.8 million per loan. The remaining 35 loans account for the difference at an average recorded investment of $129,000 per loan.

There were 10 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $83,000 to $4.3 million. Of the 10 loans, four loans were in excess of $1.0 million each and aggregated $10.8 million, or 92%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $2.7 million per loan. The remaining 6 loans account for the difference at an average recorded investment of $153,000 per loan.

Foreclosed Assets
Foreclosed assets totaled $3.6 million at September 30, 2013 compared to $2.5 million at December 31, 2012. The total was comprised of eight properties at September 30, 2013 with the largest property carried at $2.0 million compared to 14 properties at December 31, 2012 with the largest property valued at $1.4 million. The change in foreclosed real estate during the first nine months of 2013 is the result of the transfer of seven properties into this category totaling approximately $2.7 million partially offset by the sale of 12 properties for a total of $1.5 million and the donation of one property to a local nonprofit entity.
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

As of September 30, 2013, TDRs totaled $34.7 million, of which $23.6 million were included in total nonaccruing loans. The remaining $11.1 million of TDRs were accruing at September 30, 2013. TDR loans totaled $32.8 million at December 31, 2012, of which $13.2 million were included in total nonaccruing loans and the remaining $19.6 million were accruing. The net increase in total TDRs was the result of the addition of 21 loans totaling $11.4 million, partially offset by charge-offs totaling $1.9 million, transfers to foreclosed real estate of $201,000, pay-offs of $1.1 million and pay-downs of approximately $6.3 million. The increase for the first nine months of 2013 in nonaccruing TDRs and decrease in accruing TDRs was primarily a result of one large relationship that subsequently defaulted on its modified terms and was reclassified from accruing status to nonaccruing status during the first quarter of 2013 as previously mentioned.

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Company, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $59.7 million at September 30, 2013 with an aggregate specific allowance allocation of $10.9 million compared to impaired loans totaling $56.6 million at December 31, 2012 with a $7.1 million aggregate specific allowance allocation. The total specific allowance allocations at September 30, 2013 related to seven loan relationships compared to six loan relationships at December 31, 2012.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended September 30, 2013, included herein, for an age analysis of loans receivable and for further detail regarding impaired loans.
The Company generally obtains third party appraisals ordered by the Real Estate Loan Administration Department on nonperforming loans secured by real estate at the time the loan is determined to be impaired. The Bank charges down loans based on the appropriate discounted fair value of the collateral as determined by the current appraisal or other collateral valuations less any unpaid real estate taxes and any costs to sell. The charge-down of any impaired loan is done upon receipt and satisfactory review of the appraisal or other collateral valuation and, in no event, later than the end of the quarter in which the appraisal or valuation was accepted by the Bank. No significant time lapses during this process have occurred for any period presented.
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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at September 30, 2013.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $44.6 million at September 30, 2013 compared to $46.9 million at December 31, 2012 and were comprised of $13.1 million of special mention rated loans and $31.5 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at September 30, 2013.

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

Allowance for Loan Losses

The Company recorded provisions of $1.2 million to the ALL during the third quarter of 2013, compared to $2.5 million for the third quarter of 2012. Net charge-offs for the three months ended September 30, 2013 were $1.8 million, or 0.43% (annualized), of average loans outstanding compared to $3.1 million, or 0.81% (annualized), of average loans outstanding in the same period of 2012.

During the first nine months of 2013 the Company recorded provisions of $5.3 million to the ALL compared to $8.0 million for the first nine months of 2012. Net charge-offs for the nine months ended September 30, 2013 were $3.2 million, or 0.26% (annualized), of average loans outstanding compared to $4.0 million, or 0.36% (annualized), of average loans outstanding for the same period of 2012. Of the $3.2 million of net loan charge-offs for the first nine months of 2013, approximately $1.8 million, or 56%, was associated with commercial and industrial loans. Included in commercial and industrial net charge-offs was one loan relationship totaling $1.4 million which originated in 2006, as well as the charge off of another relationship totaling $1.2 million, both of which were partially offset by a recovery of $600,000 from a relationship which had been charged down in 2011. In addition, total net charge-offs during the first nine months of 2013 included a recovery of $477,000 on one commercial construction and land development loan that had been charged down in 2010 and fully charged off in 2011.The ALL as a percentage of total loans receivable was 1.61% at September 30, 2013, compared to 1.65% at December 31, 2012.

The increase in the ALL balance from December 31, 2012 to September 30, 2013 was primarily the result of the necessary increase in specific allocations on certain impaired loans combined with the increase in loans receivable both of which were partially offset by a change in qualitative and quantitative factors used in the allowance calculation. The Company had total specific reserve allocations of $10.9 million covering 14 impaired loans at September 30, 2013. Seven of these 14 loans are fully reserved for because they are part of a loan relationship which is evaluated in the aggregate and typically includes shared collateral and has a common repayment source. In the aggregate, management believes the collateral and repayment sources are adequate at September 30, 2013 and therefore did not deem a charge-off necessary. At December 31, 2012, the Company had total of $7.1 million of specific reserve allocations covering seven impaired loans. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 63% as of September 30, 2013 compared to 77% at December 31, 2012. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at September 30, 2013 were $2.18 billion, down $54.2 million, or 2% (nonannualized), from total deposits of $2.23 billion at December 31, 2012. Total noninterest-bearing deposits decreased by $19.0 million, or 4% (nonannualized), from $455.0 million at December 31, 2012 to $436.0 million at September 30, 2013 and total interest-bearing deposits decreased by $35.2 million, or 2% (nonannualized), for the same period. Specifically, demand interest-bearing deposits increased $6.8 million and time and other noncore deposits decreased by $13.7 million for the first nine months of 2013 while savings deposits decreased by $28.3 million in the same period. Core deposits totaled $2.11 billion at September 30, 2013, down $63.2 million, or 3% (nonannualized), from December 31, 2012. The cost of total core deposits for the third quarter of 2013 was 0.28%, down 7 bps from the same period in 2012.

The average balances and weighted-average rates paid on deposits for the first nine months of 2013 and 2012 are presented in the table that follows:

TABLE 8

	Nine Months Ended September 30,
	2013		2012
(in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits:
Noninterest-bearing	$435,026		$410,572
Interest-bearing (money market and checking)	1,052,330	0.29%	1,023,718	0.38%
Savings	432,453	0.31	394,997	0.37
Time and other noncore deposits	190,532	0.96	214,622	1.20
Total deposits	$2,110,341		$2,043,909

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At September 30, 2013, short-term borrowings totaled $316.2 million as compared to $113.2 million at December 31, 2012. Average short-term borrowings for the first nine months of 2013 were $295.0 million as compared to $95.0 million for the first nine months of 2012. The year over year increase was the result of utilizing such borrowings to supplement deposit growth in order to fund the year over year increase in average earning assets. The average rate paid on the short-term borrowings was 0.22% for the first nine months of 2013 compared to 0.23% for the first nine months of 2012.

Long-Term Debt

Long-term debt totaled $15.8 million at September 30, 2013 compared to $40.8 million at December 31, 2012. The decrease was the result of a $25.0 million FHLB borrowing which matured during the first quarter of 2013. The advance had an original term of two years and a fixed rate of 1.01%.

Stockholders' Equity

At September 30, 2013, stockholders' equity totaled $230.9 million, down $4.4 million, from $235.4 million at December 31, 2012. The decrease in stockholders' equity was primarily the result of a decline of $17.9 million in other comprehensive income as the Company's AFS securities portfolio experienced a change from an unrealized gain position, net of income tax impacts, of $7.2 million at December 31, 2012 to an unrealized loss position, net of income tax impacts, of $10.6 million at September 30,

2013. The decrease was partially offset by net income of $12.4 million and common stock share-based awards of $807,000 for the nine months ended September 30, 2013. Total stockholders' equity to total assets was 8.38% at September 30, 2013 compared to 8.93% at December 31, 2012. Tangible common equity to tangible assets was 8.34% at September 30, 2013 compared to 8.90% at December 31, 2012.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either September 30, 2013 or December 31, 2012. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	September 30, 2013	December 31, 2012
Total stockholders' equity to assets (GAAP)	8.38%	8.93%
Less: Effect of excluding preferred stock	0.04%	0.03%
Tangible common equity to tangible assets	8.34%	8.90%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2013, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Total Capital	14.79%	15.22%	14.26%	14.59%	8.00%	10.00%
Tier 1 Capital	13.54	13.97	13.01	13.34	4.00	6.00
Leverage ratio (to total average assets)	9.42	9.61	9.05	9.18	4.00	5.00

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

The following table compares the impact on forecasted net interest income at September 30, 2013 and 2012 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	September 30, 2013		September 30, 2012
	12 Months	24 Months	12 Months	24 Months
Plus 300	(2.06)%	0.20%	1.66%	7.03%
Plus 200	(1.67)	(0.26)	1.12	4.81
Plus 100	(1.14)	(0.62)	0.52	2.28

This quarter's net interest income changes indicate negative first year and two year impacts to net interest income in all scenarios except the two year time period in the plus 300 scenario. The recent steepening of the interest rate yield curve has led to a slowdown in projected fixed rate loan and investment cash flows, and resulted in fewer assets expected to reprice to higher rates in rising interest rate scenarios. In addition, the Company has grown its fixed rate investment portfolio, and funded a portion of this growth with overnight borrowings, resulting in possible shrinking net interest margins as interest rates increase. As a result of both of these factors, net interest income is projected to be less favorable in rising interest rate scenarios than in previous projections.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At September 30, 2013 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2013 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.6 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of September 30, 2013 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $667.4 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures. At September 30, 2013, our total potential liquidity through FHLB and other secondary sources was $702.4 million, of which $336.1 million was available, as compared to $407.5 million available out of our total potential liquidity of $580.8 million at December 31, 2012. The decline in FHLB borrowing capacity was primarily driven by a decline in deposits, coupled with higher loan and investment balances. The $121.6 million increase in potential liquidity in the first nine months of 2013 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis.

The Dodd-Frank Act provided temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. The separate coverage for these accounts became effective on December 31, 2010 and terminated on December 31, 2012. Prior to the program's December 31, 2012 expiration, the Bank entered into a deposit placement agreement with a national firm. The agreement allows customers the ability to place certain deposits with other member institutions on a reciprocal basis, thereby achieving additional FDIC insurance coverage. The Bank had $4.6 million in reciprocal deposits at September 30, 2013 with a year-to-date average balance of $5.8 million at September 30, 2013. This is shown with public time and other noncore deposits in Table 2. The Bank believes this will help mitigate any potential adverse impact on its liquidity position; however it has not experienced and does not anticipate a material level of customer demand for this program.

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

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first nine months of 2013, the Parent has sufficient cash on hand to support its normal operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

No items to report for the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2013.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended September 30, 2013.

Item 5. Other Information.

No items to report for the quarter ended September 30, 2013.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/12/2013	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/12/2013	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and, (vi) the Notes to Consolidated Financial Statements.