Form 10-K
period 2013-12-31
METRO BANCORP, INC.
filed 2014-03-17
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2013, was $260,513,405.
The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2014 was 14,162,521.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 (the Annual Report). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2014.

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

•
changes in accounting principles, policies and guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services;

•	interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems;

•	our ability to maintain compliance with the exchange rules of The Nasdaq Stock Market, Inc.;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	disruptions due to flooding, severe weather or other natural disasters or Acts of God; and

•	our success at managing the risks involved in the foregoing.

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

As of December 31, 2013, the Company had approximately $2.78 billion in assets, $2.24 billion in deposits, $1.73 billion in total net loans (including loans held for sale) and $230.2 million in stockholders’ equity. The Company’s total revenues (net interest income plus noninterest income) were $121.3 million and the Company recorded net income of $17.3 million for the year ended December 31, 2013.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (888) 937-0004. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2013, the Company had 978 employees. Management believes the Company’s relationship with its employees is good.

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2013 included in Item 8 of this Report.

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

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit (CDs), individual retirement accounts, club accounts, debit card services, online banking (including bill payment services, a peer to peer payment service via Popmoney®, external Account to Account transfers and same day bill payment capabilities), mobile banking, gift cards, safe deposit facilities and automated teller facilities. Its services also include a full range of lending activities including commercial and industrial, owner occupied real estate, commercial construction and land development and commercial real estate loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity lines of credit, overdraft checking protection, consumer and business credit cards. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration (SBA) Loan Program and is an approved lender for qualified applicants.

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

The Company has focused its strategy for growth, and profitability, primarily on the further development of its community-based retail and commercial banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract retail deposits. The Company intends to open additional stores over the next several years, subject to regulatory approval. It has been the Company’s experience that most newly opened store offices incur operating losses during the first 20-26 months of operations and become profitable thereafter. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation. In addition to the Company’s successful store concept,  the Company is committed to continually expanding upon technology based self service solutions to enhance their customers’ banking experience.

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

In order to compete with other financial institutions, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit, approximately $41.2 million as of December 31, 2013. As of the end of 2013, all participations totaled approximately $54.3 million. Participations are used to limit the Bank's concentration of credit to any individual or business.

The Bank endeavors to be competitive with all competing financial institutions with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts and interest rates charged on loans.

In consumer transactions, the Bank believes it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, more personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements. In addition, the Bank is committed to continually expanding upon technology based self service solutions to enhance its customers’ banking experience such as online bill payment capabilities, including a peer to peer payment service via Popmoney®, external account to account transfers, same day bill payment capabilities as well as mobile banking.

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

In 2012, the Jumpstart Our Business Startups Act (JOBS Act) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks and bank holding companies by implementing the following changes:

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

Since its enactment, the JOBS Act has not had any application to the Company. However, management will continue to monitor the implementation rules for potential effects which might benefit the Company.

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

Satisfactory financial condition, particularly with regard to capital adequacy and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the Community Reinvestment Act. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Also, at December 31, 2013, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2013 included in Item 8 in this annual report on Form 10-K.

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

Regulatory Capital Changes
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•	A minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule).

•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.
Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.
The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.
The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.
Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.
Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.
The Company is in the process of assessing the impact of these changes on the regulatory ratios of the Company and the Bank on the capital, operations, liquidity and earnings of the Company and the Bank.

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

Volcker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule is delayed to July 21, 2015 in order to provide a transitional period for banking entities to conform their activities and policies to the final rule. Neither the Company nor the Bank engages in activities prohibited by the Volcker Rule however, we are in the process of evaluating the full impact of the Volcker Rule on our current securities activities and our ownership interests in covered securities and do not believe it will have a material impact on the Company or the Bank.
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

Generally, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. These loans comprised 25%, 8% and 27%, respectively, of our loan portfolio at December 31, 2013. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. In addition, the economic downturn has caused several businesses to close. If the value of the real estate or other business assets serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our earnings and financial condition may be negatively impacted by a slow recovery in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania. Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area. The South Central Pennsylvania area experienced some economic recovery during 2013. However, economic weakness still exists and the activity in the area has not yet returned to pre-recession levels. Because of the concentration of our business in this region, we are unable to spread the geographic risks over a larger area. While we experienced 15% growth in our net loans in 2013, a sluggish economy could slow that growth in 2014 and otherwise adversely affect our earnings and financial condition.

Unfavorable economic and market conditions due to the lingering effects of the recent global financial crisis may materially and adversely affect us.

Economic conditions in the United States have stabilized somewhat as inflation remained subdued and economic activity expanded at a moderate pace. Amid signs of an improving U.S. economy (e.g., an improved housing sector, increased consumer spending and a rebound in industrial activity), the economic outlook remains subject to high uncertainty and downside risks. Although signs of a global slowdown persist, it is the fiscal discord in Washington that poses the greatest threat to the U.S. recovery. Future economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to continue or stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed. We could be materially adversely affected by: (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to continue the stabilization or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated. The Bank cannot be assured that any governmental action would benefit the Bank.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If the Company and the Bank are required to maintain higher levels of capital, the Company and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Company and the Bank and adversely impact our financial condition and results of operations.

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

Bank failures in recent years increased the costs of the FDIC and depleted its deposit insurance fund. Future bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. We generally are unable to control the amount of premiums or special assessments that our subsidiary bank is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock.

We plan to continue to grow rapidly but there are limitations and risks associated with rapid growth.

We experienced significant growth in assets, loans and deposits over the past several years. Our growth continues to be achieved through organic growth. We intend to continue to expand our business and operations in our existing South Central Pennsylvania footprint as well as plan to explore opening new stores in other counties in Pennsylvania.

Subject to regulatory approvals, we are targeting to open approximately 5-7 new stores over the next five years. We anticipate the cost to construct and furnish a new store will be approximately $3.1 million, excluding the cost to lease or purchase the land on which the store is located. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms with our high quality service and low fees, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect us.

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

•
changes in accounting principles, policies and guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	rapidly changing technology;

•	continued relationships with major customers;

•	effect of terrorist attacks and threats of actual war;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services;

•	interruption or breach in security of our information systems resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems;

•	our ability to maintain compliance with the exchange rules of The Nasdaq Stock Market, Inc.;

•	our ability to maintain the value and image of our brand and protect our intellectual property rights;

•	disruptions due to flooding, severe weather or other natural disasters or Acts of God; and

•	our success at managing the risks involved in the foregoing.

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2013, the average daily trading volume for our common stock was approximately 24,000 shares.  As a result, a sale of a substantial number of shares of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive.

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

As of December 31, 2013, our executive officers and directors as a group owned and had the right to vote approximately 8.0% of our outstanding stock and other five percent or greater shareholders, which are institutional holders who have sole or shared voting power with the beneficial owners of the stock, owned and had the right to vote approximately 33.5% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, the Company owned 18 properties and leased 26 other properties. The properties owned are not subject to any material liens, encumbrances, or collateral assignments. The properties primarily represent current stores, future store sites, loan production offices, or other operational support locations. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank presently has 33 stores located in the following Pennsylvania counties: Cumberland, Dauphin, York, Berks, Lancaster and Lebanon.

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

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market for the period beginning January 1, 2011 through December 31, 2013.  As of December 31, 2013, there were approximately 2,600 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2013	$23.09	$19.85
September 30, 2013	22.65	18.45
June 30, 2013	20.85	15.94
March 31, 2013	17.49	12.85
December 31, 2012	$13.40	$11.69
September 30, 2012	13.17	11.46
June 30, 2012	12.50	10.56
March 31, 2012	11.93	8.48

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III Item 12 of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2009 to December 31, 2013. This graph is included in the Company’s 2013 Annual Report to Shareholders after Table 19 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc.
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2013	2012	2011	2010	2009

Balance Sheet Data:
Total assets		$2,781,118	$2,634,875	$2,421,219	$2,234,472	$2,147,759
Loans held for sale		6,225	15,183	9,359	18,605	12,712
Loans receivable (net)		1,727,762	1,503,515	1,415,048	1,357,587	1,429,392
Securities available for sale		585,923	675,109	613,459	438,012	388,836
Securities held to maturity		283,814	269,783	196,635	227,576	117,815
Deposits		2,239,621	2,231,291	2,071,574	1,832,179	1,814,733
Short-term borrowings and long-term debt		293,550	154,025	114,200	169,875	105,475
Stockholders' equity		230,183	235,387	220,020	205,351	200,022

Income Statement Data:
Net interest income		$91,130	$87,198	$82,999	$79,850	$75,606
Provision for loan losses		6,875	10,100	20,592	21,000	12,425
Noninterest income		30,190	29,854	30,452	29,380	24,457
Noninterest expenses		89,869	91,144	94,014	97,103	91,710
Income (loss) before income taxes		24,576	15,808	(1,155)	(8,873)	(4,072)
Net income (loss)		17,260	10,894	289	(4,337)	(1,898)

Common Share Data:
Net income (loss) per common share:	Basic	$1.21	$0.77	$0.02	$(0.33)	$(0.24)
	Diluted	1.20	0.77	0.02	(0.33)	(0.24)
Book value per share		16.19	16.58	15.50	14.86	14.80

Selected Ratios:
Performance
Return on average assets		0.64%	0.44%	0.01%	(0.20)%	(0.09)%
Return on average stockholders' equity		7.41	4.76	0.13	(2.09)	(1.34)
Net interest margin		3.51	3.74	3.73	3.89	3.80

Liquidity and Capital
Average loans (including loans HFS) to average deposits		77.39%	71.60%	74.67%	76.60%	86.83%
Average stockholders' equity to average total assets		8.63	9.31	9.18	9.46	6.77
Risk-based capital:	Total	14.59	15.22	15.36	15.83	14.71
	Tier 1	13.41	13.97	14.11	14.58	13.88
Leverage ratio		9.39	9.61	9.99	10.68	11.31

Asset Quality:
Net charge-offs to average loans outstanding		0.55%	0.44%	1.43%	0.98%	1.02%
Nonperforming loans to total year-end loans		2.30	2.13	2.42	3.83	2.61
Nonperforming assets to total year-end assets		1.61	1.33	1.73	2.67	2.12
Allowance for loan losses to total year-end loans		1.32	1.65	1.50	1.57	1.00
Allowance for loan losses to year-end nonperforming loans		57	77	62	41	38

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2013 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2013 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2013 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2013 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

The "Management Report on Internal Control over Financial Reporting" required by this item is incorporated by reference to the Company’s 2013 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9B. Other Information

None.

Part III.

Item 10 . Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2014.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the board of directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its CEO, CFO and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2014.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2014.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)
(a)(3)	List of Exhibits:
3.1	Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement, filed with the SEC on April 22, 2011)
3.2	Amended and Restated Bylaws of Metro Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2014)
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
10.4
The Company’s 1996 Employee Stock Option Plan, as amended November 21, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s 2008 Annual Report on Form 10-K filed with the SEC on March 16, 2009)*

10.5
The Company’s 2001 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.7 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.6
The Company's 2011 Directors Stock Option Plan, as amended October 15, 2010 (incorporated by reference to Exhibit 10.8 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.7
The Company's 2006 Employee Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 27, 2014)*

10.8
Amended and Restated Employment Agreement effective December 17, 2010 with Gary L. Nalbandian (incorporated by reference to Exhibit 10.11 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

10.9
Form of Amended and Restated Employment Agreement effective December 17, 2010 with James R. Ridd (incorporated by reference to Exhibit 10.13 to the Company's 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011)*

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
(The information required by this item appears in Note 13 of the Consolidated Financial Statements of the Company’s 2013 Annual Report to Stockholders and is incorporated by reference herein.)
13	Metro Bancorp, Inc. 2013 Annual Report to Shareholders
16.1	Letter of concurrence from ParenteBeard LLC regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 from the Company's Form 8-K filed with the SEC on July 12, 2013)
21	Subsidiaries of the Company
23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard LLC
24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by CEO and CFO
99	Agreement to Furnish Debt Instruments
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements.

* Denotes a compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	March 17, 2014	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	March 17, 2014	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 17, 2014
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014
Mark A. Zody

/s/ James R. Adair	Director	March 17, 2014
James R. Adair

/s/ John J. Cardello	Director	March 17, 2014
John J. Cardello

/s/ Douglas S. Gelder	Director	March 17, 2014
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 17, 2014
Alan R. Hassman

/s/ J. Rodney Messick	Director	March 17, 2014
J. Rodney Messick

/s/ Howell C. Mette	Director	March 17, 2014
Howell C. Mette

/s/ Michael A. Serluco	Director	March 17, 2014
Michael A. Serluco

/s/ Samir J. Srouji, M.D.	Director	March 17, 2014
Samir J. Srouji, M.D.