Form 10-Q
period 2014-03-31
METRO BANCORP, INC.
filed 2014-05-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,179,223	Common shares outstanding at	April 30, 2014

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$77,728	$44,996
Securities, available for sale at fair value	579,791	585,923
Securities, held to maturity at cost (fair value 2014: $265,374; 2013: $263,697)	280,096	283,814
Loans, held for sale	3,541	6,225
Loans receivable, net of allowance for loan losses (allowance 2014: $23,934; 2013: $23,110)	1,778,311	1,727,762
Restricted investments in bank stock	21,557	20,564
Premises and equipment, net	75,055	75,783
Other assets	33,960	36,051
Total assets	$2,850,039	$2,781,118

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$487,723	$443,287
Interest-bearing	1,707,549	1,796,334
Total deposits	2,195,272	2,239,621
Short-term borrowings	380,189	277,750
Long-term debt	15,800	15,800
Other liabilities	17,991	17,764
Total liabilities	2,609,252	2,550,935
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2014: 14,166,960; 2013: 14,157,219)	14,167	14,157
Surplus	158,825	158,650
Retained earnings	78,415	73,491
Accumulated other comprehensive loss	(11,020)	(16,515)
Total stockholders' equity	240,787	230,183
Total liabilities and stockholders' equity	$2,850,039	$2,781,118

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Interest Income
Loans receivable, including fees:
Taxable	$19,210	$17,971
Tax-exempt	861	931
Securities:
Taxable	5,046	5,359
Tax-exempt	190	184
Total interest income	25,307	24,445
Interest Expense
Deposits	1,434	1,619
Short-term borrowings	231	131
Long-term debt	307	360
Total interest expense	1,972	2,110
Net interest income	23,335	22,335
Provision for loan losses	900	2,300
Net interest income after provision for loan losses	22,435	20,035
Noninterest Income
Service charges on deposit accounts	5,570	5,603
Loan service charges and fees	604	670
Other	757	659
Service charges, fees and other operating income	6,931	6,932
Gains on sales of loans	136	413
Total fees and other income	7,067	7,345
Net gains on sales/calls of securities	11	30
Total noninterest income	7,078	7,375
Noninterest Expenses
Salaries and employee benefits	11,427	10,825
Occupancy	2,475	2,123
Furniture and equipment	1,030	1,087
Advertising and marketing	393	356
Data processing	3,250	3,206
Regulatory assessments and related costs	569	534
Telephone	924	953
Loan expense	135	325
Pennsylvania shares tax	540	565
Other	2,039	2,355
Total noninterest expenses	22,782	22,329
Income before taxes	6,731	5,081
Provision for federal income taxes	1,787	1,436
Net income	$4,944	$3,645
Net Income per Common Share
Basic	$0.35	$0.26
Diluted	0.34	0.26
Average Common and Common Equivalent Shares Outstanding
Basic	14,161	14,132
Diluted	14,344	14,161
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net income	$4,944	$3,645
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (net of taxes for the three months 2014: $2,960; 2013: ($1,379))	5,495	(2,872)
Reclassification adjustment for net realized losses on securities recorded in income [1] (net of taxes for the three months 2013: $122)	—	226
Other comprehensive income (loss)	5,495	(2,646)
Total comprehensive income	$10,439	$999

[1] Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	3,645	—	3,645
Other comprehensive loss	—	—	—	—	(2,646)	(2,646)
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 1,870 shares issued under stock option plans, including tax benefit of $2	—	2	17	—	—	19
Proceeds from issuance of 936 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	41	—	—	42
Common stock share-based awards	—	—	96	—	—	96
March 31, 2013	$400	$14,134	$157,459	$59,936	$4,594	$236,523

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$230,183
Net income	—	—	—	4,944	—	4,944
Other comprehensive income	—	—	—	—	5,495	5,495
Dividends declared on preferred stock	—	—	—	(20)	—	(20)
Common stock of 9,007 shares issued under stock option plans, including tax benefit of $19	—	9	110	—	—	119
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 714 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	14	—	—	15
Common stock share-based awards	—	—	51	—	—	51
March 31, 2014	$400	$14,167	$158,825	$78,415	$(11,020)	$240,787

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Operating Activities
Net income	$4,944	$3,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	2,300
Provision for depreciation and amortization	1,248	1,369
Deferred income tax expense (benefit)	44	(263)
Amortization of securities premiums and accretion of discounts (net)	69	363
Losses on sales of available for sales securities (net)	—	348
Gains on sales/calls of held to maturity securities	(11)	(378)
Proceeds/payments from sales of other loans originated for sale	7,715	26,074
Loans originated for sale	(4,895)	(17,219)
Gains on sales of loans (net)	(136)	(413)
Losses on write-down on foreclosed real estate	—	15
(Gains) losses on sales of foreclosed real estate (net)	(62)	67
(Gains) losses on disposal of premises and equipment (net)	1	(1)
Stock-based compensation	51	191
Amortization of deferred loan origination fees and costs (net)	712	612
Increase in other assets	(1,612)	(2,198)
Increase in other liabilities	227	2,213
Net cash provided by operating activities	9,195	16,725
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	14,499	41,871
Proceeds from sales	—	47,292
Purchases	—	(91,515)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	3,134	54,075
Proceeds from sales	614	13,600
Purchases	—	(20,000)
Proceeds from sales of foreclosed real estate	1,134	317
Increase in loans receivable (net)	(52,534)	(46,875)
Purchase of restricted investment in bank stock (net)	(993)	(4,107)
Proceeds from sale of premises and equipment	—	2
Purchases of premises and equipment	(521)	(1,002)
Net cash used in investing activities	(34,667)	(6,342)
Financing Activities
Decrease in demand, interest checking, money market, and savings deposits (net)	(44,426)	(24,676)
Increase (decrease) in time and other noncore deposits (net)	77	(9,784)
Increase in short-term borrowings (net)	102,439	35,700
Repayment of long-term borrowings	—	(25,000)
Proceeds from common stock options exercised	100	17
Proceeds from dividend reinvestment and common stock purchase plan	15	42
Tax benefit on exercise of stock options	19	2
Cash dividends on preferred stock	(20)	(20)
Net cash provided by (used in) financing activities	58,204	(23,719)
Increase (decrease) in cash and cash equivalents	32,732	(13,336)
Cash and cash equivalents at beginning of year	44,996	56,582
Cash and cash equivalents at end of period	$77,728	$43,246
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$1,667	$1,826
Cash paid for income taxes	—	575
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	373	612
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on Metro Bancorp, Inc.'s (Metro or the Company) accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries including Metro Bank (the Bank). All material intercompany transactions have been eliminated.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for fair presentation have been included and are of a normal, recurring nature. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (allowance or ALL), impaired loans, the valuation of foreclosed assets, the valuation of securities available for sale, the valuation of deferred tax assets, the determination of other-than-temporary impairment (OTTI) on the Company's investment securities portfolio and other fair value measurements.

Recent Accounting Standards

In July 2013, Financial Accounting Standards Board (FASB) issued guidance on the presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The effective date of this update for public entities is for fiscal years and interim periods that began after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2014, FASB clarified the Receivables – Troubled Debt Restructurings by Creditors guidance regarding Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. The effective date of the adoption of this guidance is for interim and annual reporting periods beginning after December 15, 2014. We do not believe the adoption of the amendment to this guidance will have a material impact on our consolidated financial statements.

Reclassifications

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation format. Such reclassifications had no impact on the Company's net operations and stockholders' equity.

NOTE 2.	Stock-based Compensation

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the three months ended March 31, 2014 and 2013, respectively: risk-free interest rates of 2.0% and 1.4%; volatility factors of the expected market price of the Company's common stock of 34% and 41%; assumed forfeiture rates of 10.30% and 11.12%; weighted-average expected lives of the options of 7.2 years and 7.5 years; and no cash dividends in either year. For the three months ended March 31, 2014 and 2013, respectively, options vest at 25% per year after one year from date of grant. Using these assumptions, the weighted-average fair value of options granted for the three months ended March 31, 2014 and 2013 was $7.72 and $7.55 per option, respectively. In the first three months of 2014, the Company granted 116,990 options to purchase shares of the Company's stock at exercise prices ranging from $19.55 to $21.57 per share.

The Company recorded net stock-based compensation expense of approximately $51,000 and $191,000 during the first three months ended March 31, 2014 and March 31, 2013, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2014 and 2013 the Company reversed $238,000 and $135,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2010 and 2009, respectively.

NOTE 3.    Securities

 The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(3,107)	$30,888
Residential mortgage-backed securities	64,662	—	(2,262)	62,400
Agency collateralized mortgage obligations	470,134	1,587	(12,237)	459,484
Municipal securities	27,953	12	(946)	27,019
Total	$596,744	$1,599	$(18,552)	$579,791
Held to Maturity:
U.S. Government agency securities	$149,100	$—	$(12,317)	$136,783
Residential mortgage-backed securities	7,619	258	—	7,877
Agency collateralized mortgage obligations	115,401	207	(2,930)	112,678
Corporate debt securities	5,000	130	—	5,130
Municipal securities	2,976	10	(80)	2,906
Total	$280,096	$605	$(15,327)	$265,374

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(4,069)	$29,926
Residential mortgage-backed securities	65,795	—	(3,295)	62,500
Agency collateralized mortgage obligations	483,591	1,141	(17,668)	467,064
Municipal securities	27,950	—	(1,517)	26,433
Total	$611,331	$1,141	$(26,549)	$585,923
Held to Maturity:
U.S. Government agency securities	$149,096	$—	$(16,082)	$133,014
Residential mortgage-backed securities	7,849	197	—	8,046
Agency collateralized mortgage obligations	118,893	251	(4,465)	114,679
Corporate debt securities	5,000	149	—	5,149
Municipal securities	2,976	—	(167)	2,809
Total	$283,814	$597	$(20,714)	$263,697

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,277	3,196	5,000	5,130
Due after five years through ten years	48,588	45,178	70,000	64,375
Due after ten years	10,083	9,533	82,076	75,314
	61,948	57,907	157,076	144,819
Residential mortgage-backed securities	64,662	62,400	7,619	7,877
Agency collateralized mortgage obligations	470,134	459,484	115,401	112,678
Total	$596,744	$579,791	$280,096	$265,374

During the first quarter of 2014, the Company sold one security with a fair market value of $614,000 and realized a gain of $11,000. The security was from the held to maturity (HTM) portfolio, however, it was an amortizing security that had already returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

During the first quarter of 2013, the Company sold 11 securities with a total fair market value of $60.9 million. The Company also had $50.0 million of agency debentures that were called by their respective issuers. In total, the Company realized net securities gains of $30,000. Of the investments sold, five were from the HTM portfolio; four of which were amortizing securities that had already returned at least 85% of their respective principal and one of which was a corporate bond within three months of its maturity date. In all cases, these could be sold without tainting the remaining HTM portfolio.

The Company does not maintain a trading portfolio and there were no transfers of securities between the available for sale (AFS) and HTM portfolios. The Company uses the specific identification method to record security sales.

At March 31, 2014, securities with a carrying value of $681.7 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized Losses	OTTI Credit Losses	Net Gains
Three Months Ended:
March 31, 2014	$11	$—	$—	$11
March 31, 2013	820	(790)	—	30

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$8,271	$(724)	$22,617	$(2,383)	$30,888	$(3,107)
Residential mortgage-backed securities	62,400	(2,262)	—	—	62,400	(2,262)
Agency collateralized mortgage obligations	208,601	(7,278)	85,231	(4,959)	293,832	(12,237)
Municipal securities	21,326	(946)	—	—	21,326	(946)
Total	$300,598	$(11,210)	$107,848	$(7,342)	$408,446	$(18,552)
Held to Maturity:
U.S. Government agency securities	$90,690	$(8,410)	$46,093	$(3,907)	$136,783	$(12,317)
Agency collateralized mortgage obligations	93,749	(2,930)	—	—	93,749	(2,930)
Municipal securities	1,795	(80)	—	—	1,795	(80)
Total	$186,234	$(11,420)	$46,093	$(3,907)	$232,327	$(15,327)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$8,077	$(918)	$21,849	$(3,151)	$29,926	$(4,069)
Residential mortgage-backed securities	62,500	(3,295)	—	—	62,500	(3,295)
Agency collateralized mortgage obligations	363,993	(16,182)	15,574	(1,486)	379,567	(17,668)
Municipal securities	26,433	(1,517)	—	—	26,433	(1,517)
Total	$461,003	$(21,912)	$37,423	$(4,637)	$498,426	$(26,549)
Held to Maturity:
U.S. Government agency securities	$110,435	$(13,661)	$22,579	$(2,421)	$133,014	$(16,082)
Agency collateralized mortgage obligations	98,082	(4,465)	—	—	98,082	(4,465)
Municipal securities	2,809	(167)	—	—	2,809	(167)
Total	$211,326	$(18,293)	$22,579	$(2,421)	$233,905	$(20,714)

The Company's investment securities portfolio consists of U.S. Government agency debentures, U.S. Government sponsored agency mortgage-backed securities (MBSs), agency collateralized mortgage obligations (CMOs), corporate bonds and municipal bonds. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at March 31, 2014 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 35 CMOs and ten MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns 21 municipal bonds that were in an unrealized loss position as of March 31, 2014. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. In all cases, the bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard and Poors. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not incur any OTTI credit losses during either the first three months of 2014 or 2013.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $622.4 million at March 31, 2014, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at March 31, 2014 and December 31, 2013 is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$465,931	$447,144
Commercial tax-exempt	77,566	81,734
Owner occupied real estate	306,765	302,417
Commercial construction and land development	123,789	133,176
Commercial real estate	512,582	473,188
Residential	98,827	97,766
Consumer	216,785	215,447
	1,802,245	1,750,872
Less: allowance for loan losses	23,934	23,110
Net loans receivable	$1,778,311	$1,727,762

The following table summarizes nonaccrual loans by loan type at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Commercial and industrial	$9,014	$10,217
Commercial tax-exempt	—	—
Owner occupied real estate	6,005	4,838
Commercial construction and land development	10,734	8,587
Commercial real estate	6,043	6,705
Residential	6,551	7,039
Consumer	2,524	2,577
Total nonaccrual loans	$40,871	$39,963

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $40.9 million exceeds the balance of total loans that are 90 days past due of $21.9 million at March 31, 2014 as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables are an age analysis of past due loan receivables as of March 31, 2014 and December 31, 2013:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
March 31, 2014
Commercial and industrial	$457,140	$2,948	$1,620	$4,223	$8,791	$465,931	$—
Commercial tax-exempt	77,566	—	—	—	—	77,566	—
Owner occupied real estate	292,866	2,084	7,579	4,236	13,899	306,765	—
Commercial construction and land development	115,941	280	147	7,421	7,848	123,789	—
Commercial real estate	503,464	4,491	907	3,720	9,118	512,582	—
Residential	87,665	10,129	192	841	11,162	98,827	—
Consumer	212,229	2,068	1,078	1,410	4,556	216,785	—
Total	$1,746,871	$22,000	$11,523	$21,851	$55,374	$1,802,245	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loan Receivables
December 31, 2013
Commercial and industrial	$438,522	$1,830	$1,041	$5,751	$8,622	$447,144	$17
Commercial tax-exempt	81,734	—	—	—	—	81,734	—
Owner occupied real estate	295,278	2,618	1,674	2,847	7,139	302,417	—
Commercial construction and land development	124,240	3,355	342	5,239	8,936	133,176	—
Commercial real estate	465,765	2,142	444	4,837	7,423	473,188	235
Residential	85,352	4,194	6,304	1,916	12,414	97,766	117
Consumer	210,906	2,095	1,335	1,111	4,541	215,447	—
Total	$1,701,797	$16,234	$11,140	$21,701	$49,075	$1,750,872	$369

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of March 31, 2014 and December 31, 2013 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,273	$—	$1,500	$2,339	$—	$524	$476	$—	$6,112
Collectively evaluated for impairment	6,641	68	736	3,503	4,640	499	853	882	17,822
Total ALL	$7,914	$68	$2,236	$5,842	$4,640	$1,023	$1,329	$882	$23,934
Loans receivable:
Loans evaluated individually	$11,589	$—	$6,984	$11,972	$10,284	$7,489	$3,066	$—	$51,384
Loans evaluated collectively	454,342	77,566	299,781	111,817	502,298	91,338	213,719	—	1,750,861
Total loans receivable	$465,931	$77,566	$306,765	$123,789	$512,582	$98,827	$216,785	$—	$1,802,245

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,559	$—	$1,366	$1,660	$—	$524	$476	$—	$5,585
Collectively evaluated for impairment	6,619	72	814	3,899	4,161	436	827	697	17,525
Total ALL	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Loans receivable:
Loans evaluated individually	$13,055	$—	$5,822	$11,669	$10,953	$7,979	$3,121	$—	$52,599
Loans evaluated collectively	434,089	81,734	296,595	121,507	462,235	89,787	212,326	—	1,698,273
Total loans receivable	$447,144	$81,734	$302,417	$133,176	$473,188	$97,766	$215,447	$—	$1,750,872

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

Management bases its quantitative analysis of probable future loan losses (when determining the ALL) on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Management may increase or decrease the historical loss period at some point in the future based on the state of the local, regional and national economies and other factors.

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

The following tables summarize the transactions in the ALL for the three months ended March 31, 2014 and 2013:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	(915)	(4)	(162)	195	1,122	346	133	185	900
Recoveries of loans previously charged-off	1,005	—	243	100	73	—	23	—	1,444
Loans charged-off	(354)	—	(25)	(12)	(716)	(283)	(130)	—	(1,520)
Balance at March 31	$7,914	$68	$2,236	$5,842	$4,640	$1,023	$1,329	$882	$23,934

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	347	(8)	260	276	1,137	127	299	(138)	2,300
Recoveries of loans previously charged-off	138	—	3	486	—	3	36	—	666
Loans charged-off	(36)	—	(184)	(17)	(82)	(116)	(341)	—	(776)
Balance at March 31	$10,408	$75	$2,208	$7,967	$5,038	$338	$787	$651	$27,472

The following table presents information regarding the Company's impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$8,505	$9,057	$—	$9,838	$12,587	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	4,634	4,850	—	4,456	4,664	—
Commercial construction and land development	7,785	7,941	—	8,514	9,047	—
Commercial real estate	10,284	12,607	—	10,953	12,795	—
Residential	4,411	4,925	—	4,901	5,366	—
Consumer	2,590	2,857	—	2,645	2,868	—
Total impaired loans with no related allowance	38,209	42,237	—	41,307	47,327	—
Loans with an allowance recorded:
Commercial and industrial	3,084	3,084	1,273	3,217	3,217	1,559
Owner occupied real estate	2,350	2,350	1,500	1,366	1,366	1,366
Commercial construction and land development	4,187	4,563	2,339	3,155	3,155	1,660
Residential	3,078	3,078	524	3,078	3,078	524
Consumer	476	476	476	476	476	476
Total impaired loans with an allowance recorded	13,175	13,551	6,112	11,292	11,292	5,585
Total impaired loans:
Commercial and industrial	11,589	12,141	1,273	13,055	15,804	1,559
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	6,984	7,200	1,500	5,822	6,030	1,366
Commercial construction and land development	11,972	12,504	2,339	11,669	12,202	1,660
Commercial real estate	10,284	12,607	—	10,953	12,795	—
Residential	7,489	8,003	524	7,979	8,444	524
Consumer	3,066	3,333	476	3,121	3,344	476
Total impaired loans	$51,384	$55,788	$6,112	$52,599	$58,619	$5,585

The following table presents additional information regarding the Company's impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$7,890	$40	$8,508	$31
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	4,786	10	1,951	—
Commercial construction and land development	8,241	17	8,023	45
Commercial real estate	10,770	48	12,862	145
Residential	4,488	13	4,572	17
Consumer	2,635	7	3,062	6
Total impaired loans with no related allowance	38,810	135	38,978	244
Loans with an allowance recorded:
Commercial and industrial	3,246	—	5,190	—
Owner occupied real estate	1,686	—	1,436	—
Commercial construction and land development	3,477	—	7,842	—
Commercial real estate	—	—	4,171	—
Residential	3,079	—	—	—
Consumer	476	—	—	—
Total impaired loans with an allowance recorded	11,964	—	18,639	—
Total impaired loans:
Commercial and industrial	11,136	40	13,698	31
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	6,472	10	3,387	—
Commercial construction and land development	11,718	17	15,865	45
Commercial real estate	10,770	48	17,033	145
Residential	7,567	13	4,572	17
Consumer	3,111	7	3,062	6
Total impaired loans	$50,774	$135	$57,617	$244

Impaired loans averaged approximately $50.8 million and $57.6 million for the three months ended March 31, 2014 and 2013, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income continued to accrue on certain impaired loans totaling $135,000 and $244,000 for the three months ended March 31, 2014 and 2013, respectively.

The Bank assigns loan risk ratings to commercial loans as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, we track loans that are no longer pass rated. We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. Special mention loans are those loans that are currently adequately protected, but potentially weak. The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize our credit position in the future.  Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected. Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its contractual principal and interest payments.  Some identifiers used to determine the collectibility are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended March 31, 2014 and December 31, 2013. There were no loans classified as doubtful for the periods ended March 31, 2014 or December 31, 2013.

	March 31, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$435,605	$5,187	$16,125	$9,014	$465,931
Commercial tax-exempt	77,566	—	—	—	77,566
Owner occupied real estate	288,510	3,632	8,618	6,005	306,765
Commercial construction and land development	110,495	285	2,275	10,734	123,789
Commercial real estate	503,827	1,207	1,505	6,043	512,582
Total	$1,416,003	$10,311	$28,523	$31,796	$1,486,633

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$410,530	$8,064	$18,333	$10,217	$447,144
Commercial tax-exempt	81,734	—	—	—	81,734
Owner occupied real estate	285,416	3,624	8,539	4,838	302,417
Commercial construction and land development	120,687	—	3,902	8,587	133,176
Commercial real estate	464,408	318	1,757	6,705	473,188
Total	$1,362,775	$12,006	$32,531	$30,347	$1,437,659

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$92,276	$6,551	$98,827
Consumer	214,261	2,524	216,785
Total	$306,537	$9,075	$315,612

	December 31, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$90,727	$7,039	$97,766
Consumer	212,870	2,577	215,447
Total	$303,597	$9,616	$313,213

A troubled debt restructuring (TDR) is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater chance of collecting the indebtedness from the borrower. An additional benefit to the Bank in granting a concession is to possibly avoid foreclosure or repossession of loan collateral at a time when collateral values are low.

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three month periods ended March 31, 2014 and 2013. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended
	March 31, 2014		March 31, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Change in amortization period	3	$261	—	$—
Owner occupied real estate:
Forbearance agreement	—	—	1	193
Change in amortization period	1	128	—	—
Commercial construction and land development:
Material extension of time	1	242	3	1,051
Change in amortization period	1	214	—	—
Commercial real estate:
Change in amortization period	14	1,893	—	—
Residential:
Material extension of time	—	—	1	260
Interest rate adjustment	1	143	—	—
Consumer:
Material extension of time	—	—	1	35
Total	21	$2,881	6	$1,539

The following table represents loans receivable modified as TDR within the 12 months previous to March 31, 2014 and 2013, respectively, and that subsequently defaulted during the three month periods ended March 31, 2014 and 2013, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended
	March 31, 2014		March 31, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	7	$1,260	1	$244
Owner occupied real estate	3	914	—	—
Commercial construction and land development	2	1,930	2	3,853
Commercial real estate	—	—	1	3,275
Residential	2	3,213	3	602
Consumer	1	476	3	353
Total	15	$7,793	10	$8,327

Of the 15 contracts that subsequently payment defaulted during the three month period ended March 31, 2014, ten were still in payment default at March 31, 2014.

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

The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities and are subject to the Company's normal underwriting and credit policies. Since the majority of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future funding requirements. Commitments generally have fixed expiration dates or other termination clauses. Management believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit.

The Company had $33.8 million and $37.2 million of standby letters of credit at March 31, 2014 and December 31, 2013, respectively. The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. There was no liability for guarantees under standby letters of credit for the periods ended March 31, 2014 and December 31, 2013.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $553.0 million and $561.0 million in total unused commitments, including the standby letters of credit, at March 31, 2014 and December 31, 2013, respectively. Management does not anticipate any material losses as a result of these transactions.

NOTE 6.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened later this year.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
U.S. Government agency securities	$30,888	$—	$30,888	$—
Residential MBSs	62,400	—	62,400	—
Agency CMOs	459,484	—	459,484	—
Municipal securities	27,019	—	27,019	—
Securities available for sale	$579,791	$—	$579,791	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
U.S. Government agency securities	$29,926	$—	$29,926	$—
Residential MBSs	62,500	—	62,500	—
Agency CMOs	467,064	—	467,064	—
Municipal securities	26,433	—	26,433	—
Securities available for sale	$585,923	$—	$585,923	$—

As of March 31, 2014 and December 31, 2013, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans, measured at fair value, include those loans that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 15% to 35% at March 31, 2014 ; the weighted-average rate was 21% as of March 31, 2014 and December 31, 2013; inventory and equipment is generally discounted at 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loan is collateral dependent.

At March 31, 2014, the cumulative fair value of eight impaired loans with individual allowance allocations totaled $7.1 million, net of valuation allowances of $6.1 million and the current fair value of impaired loans that were partially charged off during the first three months of 2014 totaled $4.2 million at March 31, 2014, net of charge-offs of $1.0 million. At December 31, 2013, the cumulative fair value of six impaired loans with individual allowance allocations totaled $5.7 million, net of valuation allowances of $5.6 million and the current fair value of impaired loans that were partially charged off during 2013 totaled $10.4 million, net of charge-offs of $2.9 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At March 31, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure. At December 31, 2013, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $1.9 million, which was net of a valuation allowance of $62,000.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans with specific allocation	$7,063	$—	$—	$7,063
Impaired loans net of partial charge-offs	4,212	—	—	4,212
Total	$11,275	$—	$—	$11,275

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans with specific allocation	$5,707	$—	$—	$5,707
Impaired loans net of partial charge-offs	10,428	—	—	10,428
Foreclosed assets	1,938	—	—	1,938
Total	$18,073	$—	$—	$18,073

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the three months ended March 31, 2014.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at March 31, 2014 and December 31, 2013:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at March 31, 2014 and December 31, 2013.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest-bearing checking) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value of savings and money market accounts are reported based on the carrying amount. Fair values for fixed-rate certificates of deposits (CDs) are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Company's financial instruments were as follows at March 31, 2014 and December 31, 2013:

Fair Value Measurements at March 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$77,728	$77,728	$77,728	$—	$—
Securities	859,887	845,165	—	845,165	—
Loans, held for sale	3,541	3,587	—	—	3,587
Loans receivable, net	1,778,311	1,786,701	—	—	1,786,701
Restricted investments in bank stock	21,557	21,557	—	—	21,557
Accrued interest receivable	7,159	7,159	7,159	—	—
Financial liabilities:
Deposits	$2,195,272	$2,196,969	$—	$—	$2,196,969
Short-term borrowings	380,189	380,189	380,189	—	—
Long-term debt	15,800	12,870	—	—	12,870
Accrued interest payable	523	523	523	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$44,996	$44,996	$44,996	$—	$—
Securities	869,737	849,620	—	849,620	—
Loans, held for sale	6,225	6,371	—	—	6,371
Loans receivable, net	1,727,762	1,734,609	—	—	1,734,609
Restricted investments in bank stock	20,564	20,564	—	—	20,564
Accrued interest receivable	7,059	7,059	7,059	—	—
Financial liabilities:
Deposits	$2,239,621	$2,241,179	$—	$—	$2,241,179
Short-term borrowings	277,750	277,750	277,750	—	—
Long-term debt	15,800	12,642	—	—	12,642
Accrued interest payable	218	218	218	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $1.8 million for the first quarter of 2014, compared to $1.4 million for the same period in 2013. The effective tax rate was 27% and 28% for the quarters ended March 31, 2014 and March 31, 2013, respectively.

At March 31, 2014, the Company had a net deferred tax asset of $12.5 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at March 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of March 31, 2014 compared to December 31, 2013 and in some instances March 31, 2013 and statements of income for the three months ended March 31, 2014 compared to the same period in 2013. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

•
changes in accounting principles, policies and guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (FASB), and other accounting standards setters;

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

EXECUTIVE SUMMARY

For the start of 2014, we continued to build a healthy balance sheet that we expect will produce increases in future revenues. Combined with our ongoing disciplined expense management, this growth continues to yield an increase in earnings which positions the Company for additional strategic growth.  Significant performance highlights are listed below.

Income Statement Highlights:

•
The Company recorded net income of $4.9 million, or $0.34 per diluted common share, for the first quarter of 2014 compared to net income of $3.6 million, or $0.26 per diluted common share, for the same period one year ago, a $1.3 million, or 36%, increase.

•	Return on average stockholders' equity was 8.42% for the first quarter of 2014, compared to 6.28% for the same period last year.

•
Total revenues (net interest income plus noninterest income) for the first quarter of 2014 were $30.4 million, up $703,000, or 2%, over total revenues of $29.7 million for the same quarter one year ago.

•
The Company's net interest margin on a fully-taxable basis for the first quarter of 2014 was 3.56%, compared to 3.67% for the first quarter of 2013. The Company's deposit cost of funds for the first quarter was 0.27% and compared to 0.31% for the same period one year ago.

•	The provision for loan losses totaled $900,000 for the first quarter of 2014, compared to $2.3 million for the first quarter one year ago.

•	Noninterest income totaled $7.1 million for the first quarter of 2014 compared to $7.4 million for the first quarter of 2013.

•	Noninterest expenses for the first quarter 2014 were $22.8 million, up $453,000, or 2%, over the same quarter last year.

Balance Sheet Highlights:

•	Net loans grew $50.5 million, or 3%, on a linked quarter basis to $1.78 billion and were up $231.4 million, or 15%, over the first quarter 2013.

•	Deposits totaled $2.20 billion at March 31, 2014.

•	Nonperforming assets were 1.57% of total assets at March 31, 2014, compared to 1.67% of total assets one year ago.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 9.48% and a total risk-based capital ratio of 14.59%.

•
Stockholders' equity totaled $240.8 million, or 8.45% of total assets, at the end of the first quarter 2014. At March 31, 2014, the Company's book value per share was $16.92. The market price of Metro's common stock increased by 28% from $16.54 per common share at March 31, 2013 to $21.14 per common share at March 31, 2014.

Summarized below are financial highlights for the three months ended March 31, 2014 compared to the same period in 2013:

TABLE 1

	At or for the Three Months Ended
(in thousands, except per share data)	March 31, 2014	March 31, 2013	% Change
Total assets	$2,850,039	$2,614,559	9%
Total loans (net)	1,778,311	1,546,866	15
Total deposits	2,195,272	2,196,831	—
Total stockholders' equity	240,787	236,523	2
Total revenues	$30,413	$29,710	2%
Provision for loan losses	900	2,300	(61)
Total noninterest expenses	22,782	22,329	2
Net income	4,944	3,645	36
Diluted net income per common share	0.34	0.26	31

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2014, which were unchanged from the policies disclosed in Metro’s 2013 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses (allowance or ALL) represents the amount available for estimated probable losses embedded in Metro Bank's (the Bank) loan portfolio. While the allowance is maintained at a level believed to be adequate by management for estimated probable losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves significant estimates by management, all of which may be susceptible to significant change.

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

As part of the quantitative analysis of the adequacy of the ALL, management based its calculation of probable future loan losses on those loans collectively reviewed for impairment on a rolling two-year period of actual historical losses. Management may adjust the number of years used in the historical loss calculation depending on the state of the local, regional and national economies and the period of time which management believes will most accurately forecast future losses.

Significant estimates are involved in the determination of any loss related to impaired loans. The evaluation of an impaired loan is based on either (1) the discounted cash flows using the loan's effective interest rate, (2) the fair value of the collateral for collateral-dependent loans, or (3) the observable market price of the impaired loan. Each of these estimates involves management's judgment.

In addition to calculating the loss factors, the Bank may periodically adjust the factors for changes in levels and trends of charge-offs, delinquencies and nonaccrual loans; material changes in the mix, volume, or duration of the loan portfolio; changes in lending policies and procedures including underwriting standards; changes in the experience, ability and depth of lending management and other relevant staff; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in national and local economic trends and conditions, among other things. Management judgment is exercised at many levels in making these evaluations.

An integral aspect of our risk management process is allocating the allowance to various components of the loan portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations and other judgmental factors.

Fair Value Measurements. The Company is required to disclose the fair value of its financial instruments that are measured at fair value within a fair value hierarchy. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). Judgment is involved not only with deriving the estimated fair values but also with classifying the particular assets recorded at fair value in the fair value hierarchy. Estimating the fair value of impaired loans or the value of collateral securing foreclosed assets requires the use of significant unobservable inputs (level 3 measurements). The fair value of collateral securing impaired loans or constituting foreclosed assets is generally determined based upon independent third party appraisals of the properties, recent offers, or prices on comparable properties in the proximate vicinity. Such estimates can differ significantly from the amounts the Company would ultimately realize from the loan or disposition of the underlying collateral.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At March 31, 2014, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

For the three months of 2014, total revenues were $30.4 million, up $703,000, or 2%, compared to $29.7 million earned in the comparable period of 2013.

We derive total revenues from various sources, including:

•	Interest income from our loan portfolio;

•	Interest income from our securities portfolio;

•	Fees associated with customer deposit accounts;

•	Fees from issuing loan commitments and standby letters of credit;

•	Fees from various cash management services;

•	Electronic banking services; and

•	Sales of loans and securities.

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three months ended March 31, 2014 and 2013, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for these periods.

Interest-earning assets averaged $2.68 billion for the first quarter of 2014, up 7% compared to $2.50 billion for the first quarter in 2013. For the quarter ended March 31, 2014, total loans receivable including loans held for sale, averaged $1.78 billion compared to $1.55 billion for the first quarter in 2013, a 14% increase. Total securities, including restricted investments in bank stock, averaged $907.2 million and $947.0 million for the first three months of 2014 and 2013, respectively, a 4% decrease. Over the past two quarters, management has, for the most part, utilized cash flows from the Company's securities portfolio to fund strong loan growth rather than purchase additional securities. This decision was the result of higher yields on new loans than on new securities purchased combined with loan growth that has significantly outpaced deposit growth over the past twelve months.

The fully-taxable equivalent yield on interest-earning assets for the first quarter of 2014 was 3.86%, a decrease of 15 basis points (bps) from the comparable period in 2013. The decrease resulted from lower yields on both the Company's securities and loans receivable portfolios. These decreases in yields were a result of the continued low level of general market interest rates as legacy investment securities and loans outstanding with higher yields continue to pay down contractually and are replaced with new securities and loans at lower current market yields. Our floating rate loans currently provide lower yields than our fixed rate loans and represented approximately 45% of our total loans receivable portfolio for the quarter ended March 31, 2014.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain the current low-level of short-term interest rates for an indefinite period of time, we expect the yields we receive on our interest-earning assets could continue at their current low levels, or decline further, throughout 2014 and in 2015 as well.

The average balance of total deposits increased $49.0 million, or 2%, for the first quarter of 2014 over the first quarter of 2013 from $2.12 billion to $2.17 billion. Total average interest-bearing deposits increased by $36.0 million and total average noninterest-bearing deposits increased by $13.0 million. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $356.6 million for the first quarter of 2014 compared to $228.9 million for the same quarter of 2013. These additional borrowings and new deposits were used to fund loan originations.

The average rate paid on our total interest-bearing liabilities for the first quarter of 2014 was 0.38%, compared to 0.44% for the first quarter of 2013. Our deposit cost of funds decreased 4 bps from 0.31% in the first quarter of 2013 to 0.27% for the first quarter of 2014. The average rate paid on core deposits (total deposits less public time deposits and other noncore deposits) decreased across all categories during the first quarter of 2014 compared to first quarter of 2013. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on interest checking, savings and money market deposit accounts. These decreases were a result of the continued low level of general market interest rates. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 20 bps from 1.03% for the first quarter of 2013 to 0.83% for the first quarter of 2014. At March 31, 2014, $549.4 million, or 25%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR), the United States 90-Day Treasury bill or to an internally managed index rate. If short-term market interest rates increase, the cost of these deposits will increase according to the increase in the respective index to which their interest rates are tied.

The average cost of short-term borrowings was 0.26% for the first quarter of 2014 as compared to 0.23% for the first quarter of 2013. The average cost of long-term debt was 7.77% in the first quarter of 2014 compared to 3.90% in the first quarter of 2013.  Previously, the Company had a $25 million FHLB borrowing with an interest rate of 1.01% which matured in March 2013. This helped to produce a lower weighted-average cost of long-term debt for the first quarter of last year. The aggregate average cost of all funding sources for the Company was 0.31% for the first quarter of 2014, compared to 0.36% for the same quarter of the prior year.

In the following table, nonaccrual loans have been included in the average loans receivable balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 35% tax rate for both years.

TABLE 2

	Three months ended,
	March 31, 2014			March 31, 2013
	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$876,249	$5,046	2.30%	$917,165	$5,359	2.34%
Tax-exempt	30,927	293	3.79	29,869	283	3.80
Total securities	907,176	5,339	2.35	947,034	5,642	2.38
Total loans receivable	1,775,981	20,534	4.63	1,553,914	19,403	5.01
Total earning assets	$2,683,157	$25,873	3.86%	$2,500,948	$25,045	4.01%
Sources of Funds
Interest-bearing deposits:
Regular savings	$460,324	$336	0.30%	$414,297	$326	0.32%
Interest checking and money market	1,070,068	719	0.27	1,077,739	802	0.30
Time deposits	126,453	329	1.06	138,630	447	1.31
Public time and other noncore deposits	64,717	50	0.32	54,926	44	0.32
Total interest-bearing deposits	1,721,562	1,434	0.34	1,685,592	1,619	0.39
Short-term borrowings	356,554	231	0.26	228,911	131	0.23
Long-term debt	15,800	307	7.77	36,911	360	3.90
Total interest-bearing liabilities	2,093,916	1,972	0.38	1,951,414	2,110	0.44
Demand deposits (noninterest-bearing)	446,131			433,085
Sources to fund earning assets	2,540,047	1,972	0.31	2,384,499	2,110	0.36
Noninterest-bearing funds (net)	143,110			116,449
Total sources to fund earning assets	$2,683,157	$1,972	0.30%	$2,500,948	$2,110	0.34%
Net interest income and margin on a tax-equivalent basis		$23,901	3.56%		$22,935	3.67%
Tax-exempt adjustment		566			600
Net interest income and margin		$23,335	3.48%		$22,335	3.58%

Other Balances:
Cash and due from banks	$43,752			$42,817
Other assets	68,553			91,967
Total assets	2,795,462			2,635,732
Other liabilities	17,253			15,790
Stockholders' equity	238,162			235,443

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

Net interest income, on a fully-taxable equivalent basis, for the first quarter of 2014 increased by $1.0 million, or 4%, over the same period in 2013. Interest income, on a fully-taxable equivalent basis, on interest-earning assets totaled $25.9 million for the first quarter of 2014 versus $25.0 million for the first quarter of 2013. Interest income on loans receivable including loans held for sale, increased by $1.1 million, or 6%, over the first quarter of 2013 from $19.4 million to $20.5 million. This was the result of a 14% increase in average loans outstanding partially offset by a decrease of 38 bps in the yield on the total loan portfolio compared to the first quarter one year ago. Interest income on the investment securities portfolio decreased by $303,000, or 5%, for the first quarter of 2014 compared to the same period last year. The average balance of the investment portfolio decreased $39.9 million, or 4%, for the first quarter of 2014 from the first quarter of 2013 and the average yield earned decreased three bps in the quarter versus the same period last year.

Total interest expense for the first quarter decreased $138,000, or 7%, from $2.1 million in 2013 to $2.0 million in 2014. Interest expense on deposits for the quarter decreased by $185,000, or 11%, from the first quarter of 2013. Interest expense on short-term borrowings increased by $100,000 primarily as a result of an increase in balances and a three bps increase in rate. Interest expense on long-term debt decreased by $53,000, or 15%, primarily due to the maturity of the previously mentioned FHLB debt in March 2013.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.48% during the first quarter of 2014 compared to 3.57% during the same period in the previous year. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully-taxable equivalent net interest margin decreased 11 bps, from 3.67% for the first quarter of 2013 to 3.56% for the first quarter of 2014, as a result of the previously discussed decrease in yield on interest-earning assets, partially offset by a decrease in the cost of funding sources.

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

TABLE 3

	Three Months Ended
	Increase (Decrease)
2014 versus 2013	Due to Changes in (1)
(in thousands)	Volume	Rate	Total
Interest on securities:
Taxable	$(231)	$(82)	$(313)
Tax-exempt	11	(1)	10
Interest on loans receivable	2,536	(1,405)	1,131
Total interest income	2,316	(1,488)	828
Interest on deposits:
Regular savings	26	(16)	10
Interest checking and money market	(30)	(53)	(83)
Time deposits	(52)	(66)	(118)
Public funds time and other noncore deposits	5	1	6
Short-term borrowings	81	19	100
Long-term debt	(27)	(26)	(53)
Total interest expense	3	(141)	(138)
Net increase (decrease)	$2,313	$(1,347)	$966

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the

Company uses a two-year period of actual historical losses. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate probable loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year probable loss period in the first quarter of 2014 in determining the adequacy of the ALL.

During the third quarter of 2011, the Company had unusually high net charge-offs that have not repeated since that period. Those historical losses exceed the two-year inclusion period associated with the quantitative factors calculation and therefore were no longer included in the calculation for the first quarter of 2014, however, they were included in the calculation for first quarter of 2013. This situation resulted in a reduction of the ALL required and in a lower provision being needed in the first quarter of 2014. The decrease in reserve needed due to historical loss factors was offset by an increase in the allowance needed due to the additional loans outstanding and an increase in certain qualitative factors.

We recorded a provision of $900,000 to the ALL for the first quarter of 2014 as compared to $2.3 million for the first quarter of 2013. The ALL was $23.9 million, or 1.33%, of total loans outstanding at March 31, 2014 compared to $27.5 million, or 1.74%, of total loans outstanding at March 31, 2013 and compared to $23.1 million, or 1.32%, of total loans outstanding at December 31, 2013. Net charge-offs totaled $76,000 during the first quarter of 2014 compared to $110,000 the first quarter of 2013. Management believes that the provision for loan losses for the three months ended March 31, 2014 adequately supports the allowance balance at March 31, 2014. Nonperforming loans at March 31, 2014 totaled $40.9 million, or 2.27%, of total loans, up $539,000, from $40.3 million, or 2.30%, of total loans at December 31, 2013 but down $145,000 from $41.0 million, or 2.61%, of total loans at March 31, 2013. See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this document for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Total noninterest income for the first quarter of 2014 decreased by $297,000, or 4%, from the same period in 2013. Service charges, fees and other operating income, comprised primarily of deposit service charges, totaled $6.9 million for the first quarter of 2014, the same as the first quarter of 2013.

Net gains on sales of loans, primarily comprised of residential loans sold on the secondary market, totaled $136,000 for the first quarter of 2014 versus $413,000 for the same period in 2013. The decrease of $277,000 was due to a lower volume of residential mortgage loans sold in the first quarter of 2014 as a result of a higher interest rate environment for new residential loans in 2014 versus 2013 as well as the harsh winter weather which slowed the housing market overall.

There was an $11,000 gain on sales of investment securities during the first quarter of 2014 compared to a $30,000 gain on sales of investment securities during the first quarter of 2013.

Noninterest Expenses

Noninterest expenses increased by $453,000, or 2%, for the first quarter of 2014 compared to the same period in 2013. A detailed comparison of noninterest expenses for certain categories for the three months ended March 31, 2014 and March 31, 2013 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $602,000, or 6%, for the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily a combined result of an increase in full-time equivalent employees as well as an increase in employee compensation levels.

Occupancy expenses totaled $2.5 million for the first quarter of 2014, an increase of $352,000, or 17%, over the first quarter of 2013. This increase resulted from the extreme winter weather and therefore higher costs associated with snow and ice removal as well as additional general maintenance costs compared to the same period in 2013.

Loan expenses totaled $135,000 for the first quarter of 2014, a decrease of $190,000, or 58%, from the first quarter of 2013. This decrease resulted from the recovery of legal fees and other related expenses that were recognized in prior periods on a few problem commercial real estate loans as well as a decrease in credit card expenses as the Company sold its credit card portfolio in the third quarter of 2013.

Total other noninterest expense decreased $316,000, or 13%, from the first quarter of 2013. The reduction was primarily related to a decrease in sales and use tax expense as well as the level of foreclosed real estate expenses.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the first quarters of 2014 and 2013 this ratio equaled 2.28% and 2.30%, respectively, reflecting continued disciplined expense management in the first quarter of 2014 despite a 6% increase in average assets.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended March 31, 2014, the operating efficiency ratio was 74.9%, compared to 75.2% for the same period in 2013. The decrease in the operating efficiency ratio relates to a 2% increase in total revenues partially offset by a 2% increase in total noninterest expenses (excluding nonrecurring).

Provision for Federal Income Taxes

The provision for federal income taxes was $1.8 million for the first quarter of 2014 compared to $1.4 million for the same period in 2013. The Company's statutory tax rate was 35% in both 2014 and 2013. The effective tax rates were 27% and 28% for the respective quarters ended March 31, 2014 and March 31, 2013, respectively.

Net Income and Net Income per Common Share

Net income for the first quarter of 2014 was $4.9 million compared to $3.6 million recorded in the first quarter of 2013. The 36% increase was primarily due to a $1.0 million increase in net interest income and a $1.4 million decrease in the provision for loan losses partially offset by a $297,000 decrease in noninterest income, a $453,000 increase in noninterest expenses and a $351,000 increase in the provision for income taxes.

Basic net income per common share was $0.35 and fully-diluted net income per common share was $0.34 for the first quarter of 2014 compared to basic and fully-diluted net income per common share of $0.26 for the first quarter of 2013. The increase was directly related to the 36% increase in net income as stated above.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the first quarter of 2014 was 0.72%, compared to 0.56% for the first quarter of 2013. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 8.42% for the first quarter of 2014, compared to 6.28% for the first quarter of 2013.

FINANCIAL CONDITION

Securities

The Company maintains a securities portfolio in order to provide liquidity, a way to manage interest rate risk and to use as collateral on certain deposits and borrowings. The investment securities portfolio totaled $859.9 million at March 31, 2014 a $9.8 million decrease from $869.7 million at December 31, 2013. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive loss decreased by $5.5 million from an unrealized loss of $16.5 million at December 31, 2013 to an unrealized loss of $11.0 million at March 31, 2014 as the general level of interest rates declined during the quarter.

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

During the first three months of 2014, total gross loans receivable increased by $51.4 million, or 3% (nonannualized), from $1.75 billion at December 31, 2013 to $1.80 billion at March 31, 2014. Gross loans receivable represented 82% of total deposits and 63% of total assets at March 31, 2014, as compared to 78% and 63%, respectively, at December 31, 2013. The Bank experienced growth in all but two loan categories over the past three months primarily as a result of continued general economic improvement in the markets we serve.

The following table reflects the composition of the Company's loan portfolio as of March 31, 2014 and as of December 31, 2013, respectively:

TABLE 4

(dollars in thousands)	March 31, 2014	% of Total	December 31, 2013	% of Total	$ Change	% Change
Commercial and industrial	$465,931	26%	$447,144	25%	$18,787	4%
Commercial tax-exempt	77,566	4	81,734	5	(4,168)	(5)
Owner occupied real estate	306,765	17	302,417	17	4,348	1
Commercial construction and land development	123,789	7	133,176	8	(9,387)	(7)
Commercial real estate	512,582	28	473,188	27	39,394	8
Residential	98,827	6	97,766	6	1,061	1
Consumer	216,785	12	215,447	12	1,338	1
Gross loans	1,802,245	100%	1,750,872	100%	$51,373	3%
Less: ALL	23,934		23,110		824	4
Net loans receivable	$1,778,311		$1,727,762		$50,549	3%

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

The table that follows presents information regarding nonperforming assets at March 31, 2014 and at the end of the previous four quarters. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$9,014	$10,217	$9,967	$12,053	$12,451
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	6,005	4,838	4,924	4,999	3,428
Commercial construction and land development	10,734	8,587	11,723	12,027	12,024
Commercial real estate	6,043	6,705	6,904	3,893	5,575
Residential	6,551	7,039	7,316	7,133	3,295
Consumer	2,524	2,577	2,541	3,422	2,517
Total nonaccrual loans	40,871	39,963	43,375	43,527	39,290
Loans past due 90 days or more and still accruing	—	369	119	—	1,726
Total nonperforming loans	40,871	40,332	43,494	43,527	41,016
Foreclosed assets	3,990	4,477	3,556	4,611	2,675
Total nonperforming assets	$44,861	$44,809	$47,050	$48,138	$43,691
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$19,862	$17,149	$23,621	$18,817	$18,927
Accruing TDRs	9,970	12,091	11,078	14,888	14,308
Total TDRs	$29,832	$29,240	$34,699	$33,705	$33,235
Nonperforming loans to total loans	2.27%	2.30%	2.55%	2.66%	2.61%
Nonperforming assets to total assets	1.57%	1.61%	1.71%	1.81%	1.67%
Nonperforming loan coverage	59%	57%	63%	64%	67%
Nonperforming assets / capital plus ALL	17%	18%	18%	19%	17%

Nonperforming assets at March 31, 2014, were $44.9 million, or 1.57%, of total assets, as compared to $44.8 million, or 1.61%, of total assets at December 31, 2013 and compared to $43.7 million, or 1.67%, of total assets at March 31, 2013. The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2013 and March 31, 2014 are discussed in the paragraphs that follow.

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

Total nonaccrual loans increased by $908,000 in the first three months of 2014 to $40.9 million from $40.0 million at December 31, 2013. Nonaccrual loans increased by a net $3.3 million collectively in the owner occupied real estate and commercial construction and land development categories and were partially offset by total net decreases of $2.4 million collectively in all other categories. The majority of the increase in owner occupied real estate was due to one loan totaling $1.0 million. The increase in the commercial construction and land development category was primarily the result of a $2.2 million relationship, the majority of which was an accruing troubled debt restructure at December 31, 2013, that was moved to nonaccrual status during the first quarter of 2014 because it had fallen become 90 days past due. The decrease in the commercial and industrial category was the result of a $1.5 million payoff of a nonaccruing troubled debt restructured loan.

The following table details the change in the total of nonaccrual loan balances for the three months ended March 31, 2014:

TABLE 6

Three Months Ended
(in thousands)	March 31, 2014
Nonaccrual loans beginning balance	$39,963
Additions	5,957
Principal charge-offs	(1,478)
Pay downs	(3,198)
Upgrades to accruing status	—
Transfers to foreclosed assets	(373)
Nonaccrual loans ending balance	$40,871

During the first quarter of 2014, the additions to nonaccrual status consisted of 18 commercial loans ranging from $7,000 to approximately $1.7 million and 16 consumer loans averaging $43,000 each of unpaid principal balances.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial and industrial loans and commercial construction and land development loans, the Bank's two largest nonaccrual categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Commercial and Industrial:
Number of loans	36	35	38	49	54
Number of loans greater than $1 million	2	3	3	4	5
Average outstanding balance of those loans:
Greater than $1 million	$1,918	$1,807	$1,824	$1,872	$1,703
Less than $1 million	$153	$150	$129	$102	$81
Commercial Construction and Land Development:
Number of loans	7	4	10	10	10
Number of loans greater than $1 million	4	3	4	4	4
Average outstanding balance of those loans:
Greater than $1 million	$2,508	$2,798	$2,704	$2,714	$2,719
Less than $1 million	$237	$203	$153	$197	$193

At March 31, 2014, 36 loans were in the nonaccrual commercial and industrial category with recorded investments ranging from less than $1,000 to $2.8 million. Of the 36 loans, two loans were in excess of $1.0 million and aggregated $3.8 million, or 43%, of total nonaccrual commercial and industrial loans. The average recorded investment of these loans was $1.9 million per loan. The remaining 34 loans account for the difference at an average recorded investment of $153,000 per loan. A $1.3 million specific reserve is allocated to the commercial and industrial nonaccrual portfolio.

There were 7 loans in the nonaccrual commercial construction and land development category with recorded investments ranging from $154,000 to $4.2 million at March 31, 2014. Of the 7 loans, four loans were in excess of $1.0 million each and aggregated $10.0 million, or 93%, of total nonaccrual commercial construction and land development loans, with an average recorded investment of $2.5 million per loan. The remaining 3 loans account for the difference at an average recorded investment of $237,000 per loan. A $2.3 million specific reserve is allocated to the commercial construction and land development nonaccrual portfolio.

Foreclosed Assets
Foreclosed assets totaled $4.0 million at March 31, 2014 compared to $4.5 million at December 31, 2013. The total was comprised of nine properties at March 31, 2014 with the largest property carried at $2.0 million. The decrease in foreclosed real estate during the first three months of 2014 is the result of the sale of five properties with a carrying value of $860,000, partially offset by the transfer of two properties into this category totaling approximately $373,000.
The Bank obtains third party appraisals by one of several Board approved certified general appraisers on nonperforming loans secured by real estate at the time a loan is determined to be nonperforming to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any unpaid real estate taxes and any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring a property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals, offers for purchase or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a TDR is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, interest rate reductions below current market interest rates, atypical maturity extensions and principal forgiveness. An additional benefit to Metro in granting a concession is to avoid foreclosure or repossession of collateral in an attempt to minimize losses. All TDRs are impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine if there is reasonable assurance of repayment. For further discussion of these guidelines, see the following section on Impaired and Other Problem Loans.

Nonaccrual TDRs may be reclassified as accruing TDRs when the borrower has consistently made full payments of principal and interest for at least six consecutive months and the Bank expects full repayment of the modified loan's principal and interest. The loan will no longer be classified as a TDR when the interest rate is equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is no longer impaired based on the terms specified by the restructuring agreement.

As of March 31, 2014, TDRs totaled $29.8 million, of which $19.9 million were included in total nonaccruing loans. The remaining $9.9 million of TDRs were accruing at March 31, 2014. TDR loans totaled $29.2 million at December 31, 2013, of which $17.1 million were included in total nonaccruing loans and the remaining $12.1 million were accruing. The net increase in total TDRs was the result of the addition of 21 loans totaling $2.5 million, partially offset by pay downs of approximately $1.9 million. All but one of the 21 loans were associated with one relationship which was restructured according to the terms of the borrower's plan of reorganization as the result of a chapter 11 bankruptcy proceeding. The increase for the first three months of 2014 in nonaccruing TDRs and decrease in accruing TDRs was primarily a result of a large relationship that subsequently defaulted on its modified terms and was reclassified from accruing status to nonaccruing status during the first quarter of 2014 as previously mentioned.

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $51.4 million at March 31, 2014 with an aggregate specific allowance allocation of $6.1 million compared to impaired loans totaling $52.6 million at December 31, 2013 with a $5.6 million aggregate specific allowance allocation. The total combined specific allowance allocations at March 31, 2014 related to six loan relationships compared to four loan relationships at December 31, 2013.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended March 31, 2014, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.
The past due portfolio is constantly moving through collection efforts which include: restructures when appropriate, foreclosures or ultimately charged off. During the first three months of 2014, $10.1 million of past due loans at December 31, 2013 improved to current status at March 31, 2014. Another $3.1 million of past due loan balances paid off during the first three months of 2014. Additionally, $1.2 million and $373,000 of those loans past due at December 31, 2013, were charged off and moved to foreclosed real estate, respectively. Another $21.5 million in current loans at December 31, 2013, became delinquent and were reported as past due at March 31, 2014. Out of the $21.5 million of loans that became past due after December 31, 2013, $10.9 million were 30-59 days past due, $7.6 million were 60-89 days past due while the remainder, or $3.0 million were 90 days past due or greater at March 31, 2014.

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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at March 31, 2014.
Any criticized or classified loan not considered impaired is reviewed to determine if it is a potential problem loan. Such loan classifications totaled $34.9 million at March 31, 2014 compared to $38.6 million at December 31, 2013 and were comprised of $9.4 million of special mention rated loans and $25.5 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at March 31, 2014.

While it is difficult to forecast impaired loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.
As a result of continued economic uncertainty affecting unemployment, consumer spending, home sales and collateral values, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the future.

Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired.  Nonperforming loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists.  Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. At March 31, 2014, a significant portion of the $6.1 million specific reserves were already included in the allowance as a specific reserve at December 31, 2013.

The ALL as a percentage of total loans receivable was 1.33% at March 31, 2014, compared to 1.32% at December 31, 2013. The increase in the ALL balance from December 31, 2013 to March 31, 2014 was primarily the result of the necessary increase in specific allocations on certain impaired loans combined with the overall increase in total loans receivable. The Company had total specific reserve allocations of $6.1 million covering eight impaired loans at March 31, 2014 compared to $5.6 million of specific reserve allocations covering six impaired loans at December 31, 2013. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 59% as of March 31, 2014 compared to 57% at December 31, 2013. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at March 31, 2014 were $2.20 billion, down $44.3 million, or 2% (nonannualized), from total deposits of $2.24 billion at December 31, 2013. The composition of the Bank's deposits at March 31, 2014 and December 31, 2013 are as follows:

TABLE 8

(in thousands)	March 31, 2014	December 31, 2013	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$487,723	$443,287	44,436	10%
Interest checking and money market	1,066,346	1,110,568	(44,222)	(4)%
Savings	455,956	496,495	(40,539)	(8)%
Time	185,247	189,271	(4,024)	(2)%
Total	$2,195,272	$2,239,621	$(44,349)	(2)%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At March 31, 2014, short-term borrowings totaled $380.2 million as compared to $277.8 million at December 31, 2013. This large increase was the result of the previously mentioned $51.4 million growth in loans outstanding combined with the above mentioned $44.3 million decrease in deposit balances. Average short-term borrowings for the first three months of 2014 were $356.6 million as compared to $228.9 million for the first three months of 2013. The year over year increase was the result of utilizing such borrowings to supplement deposit growth in order to fund the year over year increase in average earning assets. The average rate paid on the short-term borrowings was 0.26% for the first three months of 2014 compared to 0.23% for the first three months of 2013.

Stockholders' Equity

At March 31, 2014, stockholders' equity totaled $240.8 million, up $10.6 million, over $230.2 million at December 31, 2013. Net income of $4.9 million for the three months ended March 31, 2014 contributed to the increase in stockholders' equity. The increase in stockholders' equity was also partially the result of a decrease of $5.5 million in other comprehensive loss as the increase in quoted market prices on the Company's AFS securities portfolio decreased their unrealized loss position, net of income tax impacts, from $16.5 million at December 31, 2013 to $11.0 million at March 31, 2014. Total stockholders' equity to total assets was 8.45% at March 31, 2014 compared to 8.28% at December 31, 2013. Tangible common equity to tangible assets was 8.42% at March 31, 2014 compared to 8.24% at December 31, 2013.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either March 31, 2014 or December 31, 2013. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	March 31, 2014	December 31, 2013
Total stockholders' equity to assets (GAAP)	8.45%	8.28%
Less: Effect of excluding preferred stock	0.03%	0.04%
Tangible common equity to tangible assets	8.42%	8.24%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At March 31, 2014, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Total Capital	14.59%	14.59%	14.12%	14.09%	8.00%	10.00%
Tier 1 Capital	13.39	13.41	12.92	12.91	4.00	6.00
Leverage ratio (to total average assets)	9.48	9.39	9.15	9.04	4.00	5.00

Regulatory Capital Changes
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

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
The Company is in the process of assessing the impact of these changes on the regulatory ratios as well as on the capital, operations, liquidity and earnings of the Company and the Bank.

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

The following table compares the impact on forecasted net interest income at March 31, 2014 and 2013 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	March 31, 2014		March 31, 2013
	12 Months	24 Months	12 Months	24 Months
Plus 300	(2.75)%	(0.87)%	0.19%	3.26%
Plus 200	(2.11)	(0.95)	0.25	2.29
Plus 100	(1.32)	(0.88)	0.30	1.18

This quarter's net interest income changes as shown above, indicate negative first year and two year impacts to net interest income in all scenarios presented. The steepening of the interest rate yield curve in 2013 has led to a slowdown in projected future fixed rate loan and investment cash flows, and resulted in fewer assets expected to reprice to higher rates in rising interest rate scenarios. In addition, the Company grew its fixed rate investment portfolio significantly in 2012 and 2013, and funded a portion of this growth with overnight borrowings, resulting in possible shrinking net interest margins as interest rates increase. As a result of both of these factors, net interest income is projected to be less favorable in rising interest rate scenarios than in previous projections.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At March 31, 2014 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at March 31, 2014 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.6 years.

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

We manage liquidity risk at both the Bank and the holding company (the Parent) levels to help ensure that we can obtain cost-effective funding to meet current and future obligations and to help ensure that we maintain an appropriate level of contingent liquidity. The board of directors is responsible for approving our Liquidity Policy to be managed by the ALCO and management.

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

Our investment portfolio consists primarily of U.S. Government agency collateralized mortgage obligations (CMOs) and mortgage-backed securities (MBSs). Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and may be influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans slow. As rates decrease, cash flows generally increase as prepayments increase. The current market environment has negatively impacted the fair market value of certain securities in the Company's investment portfolio and therefore the Company is not inclined to act on a sale of such securities for liquidity purposes at this time. With short-term interest rates at or near record-lows, the Company would more likely be inclined to borrow from one of the sources discussed in the following paragraph.

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of March 31, 2014 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $703.7 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures. At March 31, 2014, our total potential liquidity through FHLB and other secondary sources was $738.7 million, of which $308.5 million was available, as compared to $369.6 million available out of our total potential liquidity of $722.5 million at December 31, 2013. The $16.2 million increase in potential liquidity in the first three months of 2014 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $61.1 million decrease in available liquidity occurred as a result of the need for a higher borrowing level in the first quarter of 2014 primarily due to loan growth coupled with a slight decline in deposit balances.

The Parent Company Liquidity - Uses

At the parent level, primary liquidity obligations include debt service related to parent company long-term debt or borrowings, unallocated corporate expenses, funding its subsidiaries, and could also include paying dividends to Metro shareholders, common stock or preferred stock share repurchases or acquisitions if Metro chose to do so.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. Although the Bank did not issue dividends to the Parent during the first three months of 2014, the Parent has sufficient cash on hand to support its normal operating needs for the foreseeable future. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from Metro Bank, other sources of liquidity for the parent company include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We could also generate liquidity for Metro and its subsidiaries through the issuance of debt and equity securities. Metro has an effective shelf registration statement, whereby we could issue additional debt and equity securities.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2014.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended March 31, 2014.

Item 5. Other Information.

No items to report for the quarter ended March 31, 2014.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/9/2014	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/9/2014	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and, (vi) the Notes to Consolidated Financial Statements.