Form 10-Q
period 2014-06-30
METRO BANCORP, INC.
filed 2014-08-11
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,200,176	Common shares outstanding at	July 31, 2014

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$59,203	$44,996
Securities, available for sale at fair value	566,837	585,923
Securities, held to maturity at cost (fair value 2014: $268,243; 2013: $263,697)	278,019	283,814
Loans, held for sale	5,881	6,225
Loans receivable, net of allowance for loan losses (allowance 2014: $24,271; 2013: $23,110)	1,827,544	1,727,762
Restricted investments in bank stock	23,955	20,564
Premises and equipment, net	74,393	75,783
Other assets	33,096	36,051
Total assets	$2,868,928	$2,781,118

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$508,012	$443,287
Interest-bearing	1,678,968	1,796,334
Total deposits	2,186,980	2,239,621
Short-term borrowings	401,675	277,750
Long-term debt	15,800	15,800
Other liabilities	15,703	17,764
Total liabilities	2,620,158	2,550,935
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2014: 14,193,513; 2013: 14,157,219)	14,194	14,157
Surplus	159,476	158,650
Retained earnings	83,476	73,491
Accumulated other comprehensive loss	(8,776)	(16,515)
Total stockholders' equity	248,770	230,183
Total liabilities and stockholders' equity	$2,868,928	$2,781,118

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest Income
Loans receivable, including fees:
Taxable	$19,938	$18,516	$39,148	$36,487
Tax-exempt	834	905	1,695	1,836
Securities:
Taxable	5,018	5,007	10,064	10,366
Tax-exempt	191	184	381	368
Total interest income	25,981	24,612	51,288	49,057
Interest Expense
Deposits	1,401	1,525	2,835	3,144
Short-term borrowings	278	181	509	312
Long-term debt	307	307	614	667
Total interest expense	1,986	2,013	3,958	4,123
Net interest income	23,995	22,599	47,330	44,934
Provision for loan losses	1,100	1,800	2,000	4,100
Net interest income after provision for loan losses	22,895	20,799	45,330	40,834
Noninterest Income
Service charges on deposit accounts	2,233	2,222	4,269	4,598
Card income	3,990	3,667	7,815	7,168
Other	1,134	1,204	2,204	2,259
Gains on sales of loans	138	250	274	663
Net gains (losses) on sales/calls of securities	—	(9)	11	21
Total noninterest income	7,495	7,334	14,573	14,709
Noninterest Expenses
Salaries and employee benefits	11,055	10,391	22,482	21,216
Occupancy	2,104	2,150	4,579	4,273
Furniture and equipment	994	1,185	2,024	2,272
Advertising and marketing	376	389	769	745
Data processing	3,320	3,276	6,570	6,482
Regulatory assessments and related costs	584	551	1,153	1,085
Telephone	902	875	1,826	1,828
Loan expense	881	1,044	1,016	1,369
Pennsylvania shares tax	546	573	1,086	1,138
Other	2,259	1,926	4,298	4,281
Total noninterest expenses	23,021	22,360	45,803	44,689
Income before taxes	7,369	5,773	14,100	10,854
Provision for federal income taxes	2,288	1,725	4,075	3,161
Net income	$5,081	$4,048	$10,025	$7,693
Net Income per Common Share
Basic	$0.36	$0.28	$0.70	$0.54
Diluted	0.35	0.28	0.70	0.54
Average Common and Common Equivalent Shares Outstanding
Basic	14,184	14,137	14,172	14,134
Diluted	14,387	14,256	14,366	14,209
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$5,081	$4,048	$10,025	$7,693
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (net of taxes for the three months 2014: $1,207; 2013: ($6,759), net of taxes for the six months 2014: $4,167; 2013: ($8,137))	2,244	(12,554)	7,739	(15,426)
Reclassification adjustment for net realized losses on securities recorded in income [1] (net of taxes for the three months 2013: $2, net of taxes for the six months 2013: $124)	—	7	—	233
Other comprehensive income (loss)	2,244	(12,547)	7,739	(15,193)
Total comprehensive income (loss)	$7,325	$(8,499)	$17,764	$(7,500)

[1] Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	7,693	—	7,693
Other comprehensive loss	—	—	—	—	(15,193)	(15,193)
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 6,255 shares issued under stock option plans, including tax benefit of $7	—	6	73	—	—	79
Common stock of 10 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,272 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	41	—	—	43
Common stock share-based awards	—	—	499	—	—	499
June 30, 2013	$400	$14,139	$157,918	$63,964	$(7,953)	$228,468

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$230,183
Net income	—	—	—	10,025	—	10,025
Other comprehensive income	—	—	—	—	7,739	7,739
Dividends declared on preferred stock	—	—	—	(40)	—	(40)
Common stock of 34,846 shares issued under stock option plans, including tax benefit of $68	—	35	485	—	—	520
Common stock of 30 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,418 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	28	—	—	30
Common stock share-based awards	—	—	313	—	—	313
June 30, 2014	$400	$14,194	$159,476	$83,476	$(8,776)	$248,770

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Operating Activities
Net income	$10,025	$7,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	4,100
Provision for depreciation and amortization	2,450	2,646
Deferred income tax benefit	(228)	(564)
Amortization of securities premiums and accretion of discounts (net)	134	602
Losses on sales of available for sales securities (net)	—	357
Gains on sales/calls of held to maturity securities	(11)	(379)
Proceeds/payments from sales of loans originated for sale	15,677	41,581
Loans originated for sale	(15,059)	(32,895)
Gains on sales of loans (net)	(274)	(663)
Losses on write-down on foreclosed real estate	—	15
(Gains) losses on sales of foreclosed real estate (net)	(61)	57
Losses on disposal of premises and equipment (net)	35	116
Stock-based compensation	313	499
Amortization of deferred loan origination fees and costs (net)	1,556	1,349
Increase in other assets	(1,687)	(1,216)
Increase (decrease) in other liabilities	(2,061)	1,181
Net cash provided by operating activities	12,809	24,479
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	30,819	87,792
Proceeds from sales	—	76,262
Purchases	—	(157,777)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	6,249	57,767
Proceeds from sales	614	13,600
Purchases	(1,018)	(20,000)
Proceeds from sale of loans receivable	489	—
Proceeds from sales of foreclosed real estate	1,241	542
Increase in loans receivable (net)	(104,304)	(110,455)
Purchase of restricted investment in bank stock (net)	(3,391)	(8,369)
Proceeds from sale of premises and equipment	—	66
Purchases of premises and equipment	(1,095)	(1,828)
Net cash used in investing activities	(70,396)	(62,400)
Financing Activities
Decrease in demand, interest checking, money market, and savings deposits (net)	(50,065)	(57,505)
Decrease in time and other noncore deposits (net)	(2,576)	(5,027)
Increase in short-term borrowings (net)	123,925	116,800
Repayment of long-term borrowings	—	(25,000)
Proceeds from common stock options exercised	452	72
Proceeds from dividend reinvestment and common stock purchase plan	30	43
Tax benefit on exercise of stock options	68	7
Cash dividends on preferred stock	(40)	(40)
Net cash provided by financing activities	71,794	29,350
Increase (decrease) in cash and cash equivalents	14,207	(8,571)
Cash and cash equivalents at beginning of year	44,996	56,582
Cash and cash equivalents at end of period	$59,203	$48,011
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$4,016	$3,924
Cash paid for income taxes	3,850	3,925
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	505	2,693
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)(“ASU 2014-09”), which specifies how and when to recognize revenue and includes additional disclosures. ASU 2014-09 will be effective for financial statements issued for the first interim period within annual reporting periods beginning after December 15, 2016, and does not permit early adoption. We will adopt ASU 2014-09 in the first quarter of 2017 and are currently evaluating the impact it will have on our Financial Statements.

In July 2013, FASB issued guidance on the presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows: to the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The effective date of this update for public entities is for fiscal years and interim periods that began after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the six months ended June 30, 2014 and 2013, respectively: risk-free interest rates of 2.0% and 1.4%; volatility factors of the expected market price of the Company's common stock of 34% and 41%; assumed forfeiture rates of 10.30% and 11.16%; weighted-average expected lives of the options of 7.2 years and 7.5 years; and no cash dividends in either year. For the six months ended June 30, 2014 and 2013, respectively, options vest at 25% per year after one year from date of grant. Using these assumptions, the weighted-average fair value of options granted for the six months ended June 30, 2014 and 2013 was $7.72 and $7.54 per option, respectively. In the first six months of 2014, the Company granted 116,990 options to purchase shares of the Company's stock at exercise prices ranging from $19.55 to $21.57 per share.

The Company recorded net stock-based compensation expense of approximately $313,000 and $499,000 during the first six months ended June 30, 2014 and June 30, 2013, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first quarters of 2014 and 2013 the Company reversed $238,000 and $135,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2010 and 2009, respectively.

NOTE 3.    Securities

The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(2,353)	$31,642
Residential mortgage-backed securities	63,580	55	(898)	62,737
Agency collateralized mortgage obligations	454,808	1,996	(11,892)	444,912
Municipal securities	27,956	63	(473)	27,546
Total	$580,339	$2,114	$(15,616)	$566,837
Held to Maturity:
U.S. Government agency securities	$149,105	$—	$(8,362)	$140,743
Residential mortgage-backed securities	7,515	405	—	7,920
Agency collateralized mortgage obligations	112,405	452	(2,363)	110,494
Corporate debt securities	5,000	116	—	5,116
Municipal securities	3,994	16	(40)	3,970
Total	$278,019	$989	$(10,765)	$268,243

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(4,069)	$29,926
Residential mortgage-backed securities	65,795	—	(3,295)	62,500
Agency collateralized mortgage obligations	483,591	1,141	(17,668)	467,064
Municipal securities	27,950	—	(1,517)	26,433
Total	$611,331	$1,141	$(26,549)	$585,923
Held to Maturity:
U.S. Government agency securities	$149,096	$—	$(16,082)	$133,014
Residential mortgage-backed securities	7,849	197	—	8,046
Agency collateralized mortgage obligations	118,893	251	(4,465)	114,679
Corporate debt securities	5,000	149	—	5,149
Municipal securities	2,976	—	(167)	2,809
Total	$283,814	$597	$(20,714)	$263,697

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,878	3,821	5,000	5,116
Due after five years through ten years	48,682	46,266	71,018	66,702
Due after ten years	9,391	9,101	82,081	78,011
	61,951	59,188	158,099	149,829
Residential mortgage-backed securities	63,580	62,737	7,515	7,920
Agency collateralized mortgage obligations	454,808	444,912	112,405	110,494
Total	$580,339	$566,837	$278,019	$268,243

During the second quarter of 2014, the Company did not sell any securities and had no securities that were called by their respective issuers.

During the second quarter of 2013, the Company sold 10 securities with a total fair market value of $29.0 million. The Company had no agency debentures that were called by their respective issuers. In total, the Company realized net securities losses of $9,000. Of the investments sold, none were from the held to maturity (HTM) portfolio.

During the first six months of 2014, the Company sold one security with a fair market value of $614,000 and realized a gain of $11,000. The security was from the HTM portfolio, however, it was an amortizing security that had already returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

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

At June 30, 2014, securities with a carrying value of $667.3 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses (if any) recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized Losses	OTTI Credit Losses	Net Gains
Three Months Ended:
June 30, 2014	$—	$—	$—	$—
June 30, 2013	363	(372)	—	(9)
Six Months Ended:
June 30, 2014	$11	$—	$—	$11
June 30, 2013	1,183	(1,162)	—	21

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$—	$—	$31,642	$(2,353)	$31,642	$(2,353)
Residential mortgage-backed securities	8,363	(2)	32,423	(896)	40,786	(898)
Agency collateralized mortgage obligations	86,500	(859)	205,715	(11,033)	292,215	(11,892)
Municipal securities	7,083	(21)	11,446	(452)	18,529	(473)
Total	$101,946	$(882)	$281,226	$(14,734)	$383,172	$(15,616)
Held to Maturity:
U.S. Government agency securities	$—	$—	$140,743	$(8,362)	$140,743	$(8,362)
Agency collateralized mortgage obligations	29,115	(646)	16,438	(1,717)	45,553	(2,363)
Municipal securities	1,617	(11)	1,236	(29)	2,853	(40)
Total	$30,732	$(657)	$158,417	$(10,108)	$189,149	$(10,765)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$8,077	$(918)	$21,849	$(3,151)	$29,926	$(4,069)
Residential mortgage-backed securities	62,500	(3,295)	—	—	62,500	(3,295)
Agency collateralized mortgage obligations	363,993	(16,182)	15,574	(1,486)	379,567	(17,668)
Municipal securities	26,433	(1,517)	—	—	26,433	(1,517)
Total	$461,003	$(21,912)	$37,423	$(4,637)	$498,426	$(26,549)
Held to Maturity:
U.S. Government agency securities	$110,435	$(13,661)	$22,579	$(2,421)	$133,014	$(16,082)
Agency collateralized mortgage obligations	98,082	(4,465)	—	—	98,082	(4,465)
Municipal securities	2,809	(167)	—	—	2,809	(167)
Total	$211,326	$(18,293)	$22,579	$(2,421)	$233,905	$(20,714)

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

The unrealized losses in the Company's investment portfolio at June 30, 2014 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 34 CMOs and six MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns 19 municipal bonds that were in an unrealized loss position as of June 30, 2014. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. In all cases, the bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard and Poors. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not incur any OTTI credit losses during either the first three or six months ended June 30, 2014 or 2013.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $689.7 million at June 30, 2014, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at June 30, 2014 and December 31, 2013 is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Commercial and industrial	$467,587	$447,144
Commercial tax-exempt	76,674	81,734
Owner occupied real estate	308,708	302,417
Commercial construction and land development	130,449	133,176
Commercial real estate	544,544	473,188
Residential	103,564	97,766
Consumer	220,289	215,447
	1,851,815	1,750,872
Less: allowance for loan losses	24,271	23,110
Net loans receivable	$1,827,544	$1,727,762

The following table summarizes nonaccrual loans by loan type at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial and industrial	$4,291	$10,217
Commercial tax-exempt	—	—
Owner occupied real estate	6,401	4,838
Commercial construction and land development	9,028	8,587
Commercial real estate	5,793	6,705
Residential	6,341	7,039
Consumer	2,479	2,577
Total nonaccrual loans	$34,333	$39,963

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless the loan has been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $34.3 million exceeds the balance of total loans that are 90 days past due of $23.1 million at June 30, 2014 as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables are an age analysis of past due loans receivable as of June 30, 2014 and December 31, 2013:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
June 30, 2014
Commercial and industrial	$461,180	$2,375	$207	$3,825	$6,407	$467,587	$—
Commercial tax-exempt	76,674	—	—	—	—	76,674	—
Owner occupied real estate	300,679	1,738	2,714	3,577	8,029	308,708	—
Commercial construction and land development	126,404	395	—	3,650	4,045	130,449	—
Commercial real estate	538,283	178	253	5,830	6,261	544,544	2,292
Residential	97,179	—	1,518	4,867	6,385	103,564	43
Consumer	216,397	1,776	805	1,311	3,892	220,289	—
Total	$1,816,796	$6,462	$5,497	$23,060	$35,019	$1,851,815	$2,335

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
December 31, 2013
Commercial and industrial	$438,522	$1,830	$1,041	$5,751	$8,622	$447,144	$17
Commercial tax-exempt	81,734	—	—	—	—	81,734	—
Owner occupied real estate	295,278	2,618	1,674	2,847	7,139	302,417	—
Commercial construction and land development	124,240	3,355	342	5,239	8,936	133,176	—
Commercial real estate	465,765	2,142	444	4,837	7,423	473,188	235
Residential	85,352	4,194	6,304	1,916	12,414	97,766	117
Consumer	210,906	2,095	1,335	1,111	4,541	215,447	—
Total	$1,701,797	$16,234	$11,140	$21,701	$49,075	$1,750,872	$369

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of June 30, 2014 and December 31, 2013 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

June 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$501	$—	$1,476	$2,612	$—	$535	$465	$—	$5,589
Collectively evaluated for impairment	6,599	67	757	4,084	4,840	526	868	941	18,682
Total ALL	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271
Loans receivable:
Loans evaluated individually	$9,848	$—	$6,667	$9,656	$9,920	$7,287	$3,095	$—	$46,473
Loans evaluated collectively	457,739	76,674	302,041	120,793	534,624	96,277	217,194	—	1,805,342
Total loans receivable	$467,587	$76,674	$308,708	$130,449	$544,544	$103,564	$220,289	$—	$1,851,815

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,559	$—	$1,366	$1,660	$—	$524	$476	$—	$5,585
Collectively evaluated for impairment	6,619	72	814	3,899	4,161	436	827	697	17,525
Total ALL	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Loans receivable:
Loans evaluated individually	$13,055	$—	$5,822	$11,669	$10,953	$7,979	$3,121	$—	$52,599
Loans evaluated collectively	434,089	81,734	296,595	121,507	462,235	89,787	212,326	—	1,698,273
Total loans receivable	$447,144	$81,734	$302,417	$133,176	$473,188	$97,766	$215,447	$—	$1,750,872

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

Typically, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. The market value of and cash flow from real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans generally carry a lower risk factor comparatively within the commercial portfolio because the repayment of these loans relies primarily on the cash flow from a business which is typically more stable and predictable.

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

The following tables summarize the transactions in the ALL for the three and six months ended June 30, 2014 and 2013:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2014
Balance at April 1	$7,914	$68	$2,236	$5,842	$4,640	$1,023	$1,329	$882	$23,934
Provision charged to operating expenses	(557)	(1)	125	1,270	99	37	68	59	1,100
Recoveries of loans previously charged-off	244	—	43	111	101	20	16	—	535
Loans charged-off	(501)	—	(171)	(527)	—	(19)	(80)	—	(1,298)
Balance at June 30	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	(1,472)	(5)	(37)	1,465	1,221	383	201	244	2,000
Recoveries of loans previously charged-off	1,249	—	286	211	174	20	39	—	1,979
Loans charged-off	(855)	—	(196)	(539)	(716)	(302)	(210)	—	(2,818)
Balance at June 30	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at April 1	$10,408	$75	$2,208	$7,967	$5,038	$338	$787	$651	$27,472
Provision charged to operating expenses	1,175	(1)	51	(161)	162	539	468	(433)	1,800
Recoveries of loans previously charged-off	194	—	—	12	—	—	22	—	228
Loans charged-off	(1,228)	—	(52)	(8)	(141)	(14)	(19)	—	(1,462)
Balance at June 30	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	1,522	(9)	311	115	1,299	666	767	(571)	4,100
Recoveries of loans previously charged-off	332	—	3	498	—	3	58	—	894
Loans charged-off	(1,264)	—	(236)	(25)	(223)	(130)	(360)	—	(2,238)
Balance at June 30	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038

The following table presents information regarding the Company's impaired loans as of June 30, 2014 and December 31, 2013. The recorded investment represents the contractual obligation less any charged off principal.

	June 30, 2014			December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$9,347	$10,106	$—	$9,838	$12,587	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	4,355	4,692	—	4,456	4,664	—
Commercial construction and land development	4,929	5,988	—	8,514	9,047	—
Commercial real estate	9,920	12,202	—	10,953	12,795	—
Residential	4,218	4,419	—	4,901	5,366	—
Consumer	2,630	2,891	—	2,645	2,868	—
Total impaired loans with no related allowance	35,399	40,298	—	41,307	47,327	—
Loans with an allowance recorded:
Commercial and industrial	501	501	501	3,217	3,217	1,559
Owner occupied real estate	2,312	2,312	1,476	1,366	1,366	1,366
Commercial construction and land development	4,727	4,727	2,612	3,155	3,155	1,660
Residential	3,069	3,069	535	3,078	3,078	524
Consumer	465	465	465	476	476	476
Total impaired loans with an allowance recorded	11,074	11,074	5,589	11,292	11,292	5,585
Total impaired loans:
Commercial and industrial	9,848	10,607	501	13,055	15,804	1,559
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	6,667	7,004	1,476	5,822	6,030	1,366
Commercial construction and land development	9,656	10,715	2,612	11,669	12,202	1,660
Commercial real estate	9,920	12,202	—	10,953	12,795	—
Residential	7,287	7,488	535	7,979	8,444	524
Consumer	3,095	3,356	465	3,121	3,344	476
Total impaired loans	$46,473	$51,372	$5,589	$52,599	$58,619	$5,585

The following table presents additional information regarding the Company's impaired loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$8,079	$36	$9,952	$43	$7,985	$76	$9,230	$74
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	3,896	—	2,764	—	4,341	10	2,358	—
Commercial construction and land development	4,133	14	7,806	45	6,187	31	7,915	90
Commercial real estate	10,035	40	11,557	111	10,403	88	12,210	256
Residential	4,218	14	4,901	19	4,353	27	4,736	36
Consumer	2,796	10	3,305	8	2,715	17	3,184	14
Total impaired loans with no related allowance	33,157	114	40,285	226	35,984	249	39,633	470
Loans with an allowance recorded:
Commercial and industrial	2,341	—	5,312	—	2,793	—	5,251	—
Owner occupied real estate	2,325	—	1,418	—	2,006	—	1,427	—
Commercial construction and land development	6,148	—	7,816	—	4,813	—	7,829	—
Commercial real estate	—	—	4,159	—	—	—	4,165	—
Residential	3,069	—	1,051	—	3,074	—	526	—
Consumer	465	—	164	—	471	—	82	—
Total impaired loans with an allowance recorded	14,348	—	19,920	—	13,157	—	19,280	—
Total impaired loans:
Commercial and industrial	10,420	36	15,264	43	10,778	76	14,481	74
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	6,221	—	4,182	—	6,347	10	3,785	—
Commercial construction and land development	10,281	14	15,622	45	11,000	31	15,744	90
Commercial real estate	10,035	40	15,716	111	10,403	88	16,375	256
Residential	7,287	14	5,952	19	7,427	27	5,262	36
Consumer	3,261	10	3,469	8	3,186	17	3,266	14
Total impaired loans	$47,505	$114	$60,205	$226	$49,141	$249	$58,913	$470

Impaired loans averaged approximately $49.1 million and $58.9 million for the six months ended June 30, 2014 and 2013, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income continued to accrue on certain impaired loans totaling $249,000 and $470,000 for the six months ended June 30, 2014 and 2013, respectively.

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
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended June 30, 2014 and December 31, 2013. There were no loans classified as doubtful for the periods ended June 30, 2014 or December 31, 2013.

	June 30, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$429,140	$18,826	$15,330	$4,291	$467,587
Commercial tax-exempt	76,674	—	—	—	76,674
Owner occupied real estate	289,836	4,108	8,363	6,401	308,708
Commercial construction and land development	120,002	—	1,419	9,028	130,449
Commercial real estate	533,125	2,341	3,285	5,793	544,544
Total	$1,448,777	$25,275	$28,397	$25,513	$1,527,962

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$410,530	$8,064	$18,333	$10,217	$447,144
Commercial tax-exempt	81,734	—	—	—	81,734
Owner occupied real estate	285,416	3,624	8,539	4,838	302,417
Commercial construction and land development	120,687	—	3,902	8,587	133,176
Commercial real estate	464,408	318	1,757	6,705	473,188
Total	$1,362,775	$12,006	$32,531	$30,347	$1,437,659

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$97,223	$6,341	$103,564
Consumer	217,810	2,479	220,289
Total	$315,033	$8,820	$323,853

	December 31, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$90,727	$7,039	$97,766
Consumer	212,870	2,577	215,447
Total	$303,597	$9,616	$313,213

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and six month periods ended June 30, 2014 and 2013. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Forbearance agreement	1	$229	—	$—	1	$229	—	$—
Change in amortization period	—	—	7	1,022	3	261	7	1,022
Combination of concessions	—	—	1	125	1	30	1	125
Owner occupied real estate:
Forbearance agreement	—	—	—	—	—	—	1	193
Accepting interest only for a period of time	3	1,601	—	—	3	1,601	—	—
Change in amortization period	—	—	—	—	1	128	—	—
Commercial construction and land development:
Material extension of time	—	—	1	1,851	1	242	4	2,902
Forbearance agreement	3	2,185	—	—	3	2,185	—	—
Change in amortization period	—	—	—	—	1	214	—	—
Commercial real estate:
Change in amortization period	—	—	—	—	14	1,893	—	—
Combination of concessions	—	—	3	2,945	—	—	3	2,945
Residential:
Material extension of time	—	—	—	—	—	—	1	260
Interest rate adjustment	—	—	—	—	1	143	—	—
Consumer:
Material extension of time	—	—	—	—	—	—	1	35
Total	7	$4,015	12	$5,943	29	$6,926	18	$7,482

The following table represents loans receivable modified as TDR within the 12 months previous to June 30, 2014 and 2013, respectively, and that subsequently defaulted during the three and six month periods ended June 30, 2014 and 2013, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	9	$6,151	7	$1,288	10	$6,390
Owner occupied real estate	1	871	2	1,610	4	1,792	2	1,610
Commercial construction and land development	—	—	2	2,628	2	1,930	3	6,119
Commercial real estate	—	—	3	2,942	—	—	4	6,217
Residential	1	258	—	—	3	3,470	1	259
Consumer	—	—	—	—	1	476	2	177
Total	2	$1,129	16	$13,331	17	$8,956	22	$20,772

Of the 17 contracts that subsequently payment defaulted during the six month period ended June 30, 2014, eight were still in payment default at June 30, 2014.

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

The Company had $35.4 million and $37.2 million of standby letters of credit at June 30, 2014 and December 31, 2013, respectively. The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. There was no liability for guarantees under standby letters of credit for the periods ended June 30, 2014 and December 31, 2013.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $585.1 million and $561.0 million in total unused commitments, including the standby letters of credit, at June 30, 2014 and December 31, 2013, respectively. Management does not anticipate any material losses as a result of these transactions.

NOTE 6.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania. The Company has broken ground on a full-service store on this property which is scheduled to open in November 2014.

The Company has entered into a land lease for the premises located at the corner of Airport Rd & Rt. 501 (Lititz Pike), Manheim Township, Lancaster County, PA.  The Company plans to construct a full-service store on this property to be opened in the future.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
U.S. Government agency securities	$31,642	$—	$31,642	$—
Residential MBSs	62,737	—	62,737	—
Agency CMOs	444,912	—	444,912	—
Municipal securities	27,546	—	27,546	—
Securities available for sale	$566,837	$—	$566,837	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
U.S. Government agency securities	$29,926	$—	$29,926	$—
Residential MBSs	62,500	—	62,500	—
Agency CMOs	467,064	—	467,064	—
Municipal securities	26,433	—	26,433	—
Securities available for sale	$585,923	$—	$585,923	$—

As of June 30, 2014 and December 31, 2013, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans, measured at fair value, include those loans that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 10% to 35% at June 30, 2014 ; the weighted-average rate was 20% as of June 30, 2014 as compared to 21% at December 31, 2013; inventory is generally discounted at 50%, equipment is generally discounted by 30% to 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loan is collateral dependent.

At June 30, 2014, the cumulative fair value of eight impaired loans with individual allowance allocations totaled $5.5 million, net of valuation allowances of $5.6 million and the current fair value of impaired loans that were partially charged off during the first six months of 2014 totaled $7.2 million at June 30, 2014, net of charge-offs of $1.8 million. At December 31, 2013, the cumulative fair value of six impaired loans with individual allowance allocations totaled $5.7 million, net of valuation allowances of $5.6 million and the current fair value of impaired loans that were partially charged off during 2013 totaled $10.4 million, net of charge-offs of $2.9 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At June 30, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure. At December 31, 2013, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $1.9 million, which was net of a valuation allowance of $62,000.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loans with specific allocation	$5,485	$—	$—	$5,485
Impaired loans net of partial charge-offs	7,216	—	—	7,216
Total	$12,701	$—	$—	$12,701

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans with specific allocation	$5,707	$—	$—	$5,707
Impaired loans net of partial charge-offs	10,428	—	—	10,428
Foreclosed assets	1,938	—	—	1,938
Total	$18,073	$—	$—	$18,073

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the six months ended June 30, 2014.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at June 30, 2014 and December 31, 2013:

Cash and Cash Equivalents (Carried at Cost)

Cash and cash equivalents include cash and balances due from banks, all of which have original maturities of 90 days or less. The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at June 30, 2014 and December 31, 2013.

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

The estimated fair values of the Company's financial instruments were as follows at June 30, 2014 and December 31, 2013:

Fair Value Measurements at June 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$59,203	$59,203	$59,203	$—	$—
Securities	844,856	835,080	—	835,080	—
Loans, held for sale	5,881	6,018	—	—	6,018
Loans receivable, net	1,827,544	1,836,492	—	—	1,836,492
Restricted investments in bank stock	23,955	23,955	—	—	23,955
Accrued interest receivable	6,953	6,953	6,953	—	—
Financial liabilities:
Deposits	$2,186,980	$2,188,672	$—	$—	$2,188,672
Short-term borrowings	401,675	401,675	401,675	—	—
Long-term debt	15,800	13,308	—	—	13,308
Accrued interest payable	159	159	159	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$44,996	$44,996	$44,996	$—	$—
Securities	869,737	849,620	—	849,620	—
Loans, held for sale	6,225	6,371	—	—	6,371
Loans receivable, net	1,727,762	1,734,609	—	—	1,734,609
Restricted investments in bank stock	20,564	20,564	—	—	20,564
Accrued interest receivable	7,059	7,059	7,059	—	—
Financial liabilities:
Deposits	$2,239,621	$2,241,179	$—	$—	$2,241,179
Short-term borrowings	277,750	277,750	277,750	—	—
Long-term debt	15,800	12,642	—	—	12,642
Accrued interest payable	218	218	218	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $2.3 million for the second quarter of 2014, compared to $1.7 million for the same period in 2013. The effective tax rate was 31% and 30% for the quarters ended June 30, 2014 and June 30, 2013, respectively.

The tax provision for federal income taxes was $4.1 million for the first six months of 2014, compared to $3.2 million for the same period in 2013. The effective tax rates were 29% for both the first six months months ended June 30, 2014 and June 30, 2013, respectively.

At June 30, 2014, the Company had a net deferred tax asset of $11.6 million. An analysis was conducted to determine if a valuation allowance against its deferred tax assets was required. The Company used current forecasts of future expected income, possible tax planning strategies, current and future economic and business conditions (such as the possibility of a decrease in real estate value for properties the Bank holds as collateral on loans), the probability that taxable income will continue to be generated in future periods and the cumulative losses recorded in previous years to make the assessment. Management concluded that a valuation allowance was not necessary at June 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of June 30, 2014 compared to December 31, 2013 and in some instances June 30, 2013 and statements of income for the three and six months ended June 30, 2014 compared to the same periods in 2013. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved. You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the effects of and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, including the duration of such policies;

•	interest rate, market and monetary fluctuations;

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

EXECUTIVE SUMMARY

For the first six months of 2014, we continued our focus on the Company's profitability which resulted in the highest single quarterly net income in Metro's 29 year history. The $10.0 million of net income recorded for the first six months of 2014 also represents record results for the first half of the year.

Also during the second quarter, we continued to strengthen the Company's balance sheet with a focus on quality, strong loan growth and a continued improvement in asset quality. Year over year, net loans grew 14% while nonperforming assets decreased by $7.5 million, or 15%, during the past twelve months. Significant performance highlights are listed below.

Income Statement Highlights:

•
The Company recorded net income of $5.1 million, or $0.35 per diluted common share, for the second quarter of 2014 compared to net income of $4.0 million, or $0.28 per diluted common share, for the same period one year ago; a $1.0 million, or 26%, increase. Net income for the first six months of 2014 totaled $10.0 million, or $0.70 per diluted common share; up $2.3 million, or 30%, over $7.7 million, or $0.54 per diluted common share recorded for the first half of 2013.

•
Total revenues (net interest income plus noninterest income) for the second quarter of 2014 were $31.5 million, up $1.6 million, or 5%, over total revenues of $29.9 million for the same quarter one year ago. Total revenues for the first half of 2014 increased $2.3 million, or 4%, over the first half of 2013.

•
Return on average stockholders' equity was 8.30% for the second quarter of 2014, compared to 6.90% for the same period last year. ROE for the first six months of 2014 was 8.36%, compared to 6.59% for the first half of 2013.

•
The Company's net interest margin on a fully-taxable basis for the second quarter of 2014 was 3.59%, compared to 3.62% for the second quarter of 2013. The Company's deposit cost of funds for the second quarter was 0.26% and compared to 0.29% for the same period one year ago.

•
The provision for loan losses totaled $1.1 million for the second quarter of 2014, compared to $1.8 million for the second quarter one year ago. The provision for loan losses for the first half of 2014 was down $2.1 million, or 51%, from the first half of 2013.

•
Noninterest expenses for the second quarter of 2014 were $23.0 million, up $661,000, or 3%, over the same quarter last year. Total noninterest expenses for the first six months of 2014 were up $1.1 million, or 2%, compared to the first six months of 2013.

Balance Sheet Highlights:

•	Net loans grew $49.2 million, or 3%, on a linked quarter basis to $1.83 billion and were up $221.7 million, or 14%, over the second quarter 2013.

•	Nonperforming assets were 1.42% of total assets at June 30, 2014, compared to 1.81% of total assets one year ago.

•	Deposits totaled $2.19 billion, up $18.2 million, or 1%, compared to same quarter last year.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 9.57% and a total risk-based capital ratio of 14.55%.

•
Stockholders' equity totaled $248.8 million, or 8.67% of total assets, at the end of the second quarter 2014. At June 30, 2014, the Company's book value per share was $17.45. The market price of Metro's common stock increased by 15% from $20.03 per common share at June 30, 2013 to $23.12 per common share at June 30, 2014.

Summarized below are financial highlights for the three and six months ended June 30, 2014 compared to the same periods in 2013:

TABLE 1

	At or for the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	% Change	2014	2013	% Change
Total assets	$2,868,928	$2,658,405	8%
Total loans (net)	1,827,544	1,605,828	14
Total deposits	2,186,980	2,168,759	1
Total stockholders' equity	248,770	228,468	9
Total revenues	$31,490	$29,933	5%	$61,903	$59,643	4%
Provision for loan losses	1,100	1,800	(39)	2,000	4,100	(51)
Total noninterest expenses	23,021	22,360	3	45,803	44,689	2
Net income	5,081	4,048	26	10,025	7,693	30
Diluted net income per common share	0.35	0.28	25	0.70	0.54	30

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2014, which were unchanged from the policies disclosed in Metro’s 2013 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At June 30, 2014, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

For the six months of 2014, total revenues were $61.9 million, up $2.3 million, or 4%, compared to $59.6 million earned in the comparable period of 2013.

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

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and six months ended June 30, 2014 and 2013, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for these periods.

Second Quarter 2014 compared to Second Quarter 2013

Interest-earning assets averaged $2.72 billion for the second quarter of 2014, up 7% compared to $2.55 billion for the second quarter in 2013. For the quarter ended June 30, 2014, total loans receivable including loans held for sale, averaged $1.83 billion compared to $1.63 billion for the second quarter in 2013, a 12% increase. Total securities, including restricted investments in bank stock, averaged $889.1 million and $919.4 million for the second quarter of 2014 and 2013, respectively, a 3% decrease. Over the past three quarters, management has, for the most part, utilized cash flows from the Company's securities portfolio to fund strong loan growth rather than purchase additional securities. This decision was the result of higher yields on new loans than on new securities purchased combined with loan growth that has significantly outpaced deposit growth over the past twelve months.

The fully-taxable equivalent yield on interest-earning assets for the second quarter of 2014 was 3.88%, a decrease of five basis points (bps) from the comparable period in 2013. The decrease resulted from lower yields on the Company's loans receivable portfolio, offset partially by an increase in yield on the securities portfolio. The decrease in yield on the loan portfolio was the result of the continued low level of general market interest rates as legacy loans outstanding with higher yields continue to pay down contractually and are replaced with loans at lower current market yields. Our floating rate loans currently provide lower yields than our fixed rate loans and represented approximately 45% of our total loans receivable portfolio for the quarter ended June 30, 2014.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain this current low-level of short-term interest rates for an indefinite period of time, we expect the yields we receive on our interest-earning assets could continue at their current levels, or decline further, throughout the remainder of 2014 and in 2015 as well.

The average balance of total deposits increased $73.4 million, or 4%, for the second quarter of 2014 over the second quarter of 2013, from $2.09 billion to $2.17 billion. Total average interest-bearing deposits increased by $37.4 million and total average noninterest-bearing deposits increased by $36.0 million fueled by 10% growth in business demand deposits. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $387.6 million for the second quarter of 2014 compared to $325.0 million for the same quarter of 2013. These additional borrowings and new deposits were used to fund loan originations.

The average rate paid on our total interest-bearing liabilities for the second quarter of 2014 was 0.38%, compared to 0.40% for the second quarter of 2013. Our deposit cost of funds decreased three bps from 0.29% in the second quarter of 2013 to 0.26% for the second quarter of 2014. The average rate paid on core deposits (total deposits less public time deposits and other noncore deposits) decreased across all categories except one during the second quarter of 2014 compared to second quarter of 2013. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on savings accounts. These decreases were a result of the continued low level of general market interest rates. Time deposits, or certificates of deposit (CDs), have a significant impact on the Company's cost of funds. As certificates that were originated in past years at higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on all time deposits, including both retail and public, decreased by 16 bps from 0.97% for the second quarter of 2013 to 0.81% for the second quarter of 2014. At June 30, 2014, $522.6 million, or 24%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are indexed to either a published rate such as London Interbank Offered Rate (LIBOR), the United States 90-Day Treasury bill or to an internally managed index rate. If short-term market interest rates increase, the cost of these deposits will increase according to the increase in the respective index to which their interest rates are tied.

The average cost of short-term borrowings was 0.28% for the second quarter of 2014 as compared to 0.22% for the second quarter of 2013. The average cost of long-term debt was 7.77% in both the second quarter of 2014 and 2013.  The aggregate average cost of all funding sources for the Company was 0.31% for the second quarter of 2014, compared to 0.33% for the same quarter of the prior year.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Interest-earning assets averaged $2.70 billion for the first six months of 2014, up 7%, compared to $2.52 billion for the first half of 2013. For the same two periods, total loans receivable including loans held for sale, averaged $1.80 billion in 2014 and $1.59 billion in 2013, respectively, a 13% increase. Total securities, including restricted investments in bank stock, averaged $898.1 million and $933.1 million for the first six months of 2014 and 2013, respectively.
The fully-taxable equivalent yield on interest-earning assets for the first six months of 2014 was 3.87%, a decrease of 10 bps versus the comparable period in 2013. This decrease primarily resulted from the continued overall lower level of interest rates as yields declined for loans. The average fully-taxable equivalent yield on the investment portfolio increased 3 bps from 2.34% during the first six months of 2013 to 2.37% during the first six months of 2014. The average fully-taxable equivalent yield on the loan portfolio declined 31 bps from 4.93% during the first six months of 2013 to 4.62% during the first six months of 2014.

The Company funded the growth in earning assets over the past twelve months both with an increase in short-term borrowings and with the growth of deposits. Short-term borrowings averaged $372.2 million and $277.2 million in the first six months of 2014 and 2013, respectively. Total average deposits, including noninterest-bearing funds, increased by $61.3 million, or 3%, for the first six months of 2014 over the same period of 2013 from $2.11 billion to $2.17 billion.

The average rate paid on interest-bearing liabilities for the first six months of 2014 was 0.38%, compared to 0.42% for the first six months of 2013. Our deposit cost of funds decreased from 0.30% in the first six months of 2013 to 0.26% for the same period in 2014. The aggregate cost of all funding sources was 0.31% for the first six months of 2014, compared to 0.34% for the same period in 2013.

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

TABLE 2

	Three months ended,						Six months ended,
	June 30, 2014			June 30, 2013			June 30, 2014			June 30, 2013
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$858,174	$5,018	2.34%	$889,510	$5,007	2.25%	$867,161	$10,064	2.32%	$903,261	$10,366	2.30%
Tax-exempt	30,941	293	3.79	29,871	284	3.80	30,934	586	3.79	29,870	567	3.80
Total securities	889,115	5,311	2.39	919,381	5,291	2.30	898,095	10,650	2.37	933,131	10,933	2.34
Total loans receivable	1,830,846	21,222	4.60	1,628,073	19,908	4.85	1,803,564	41,756	4.62	1,591,199	39,311	4.93
Total earning assets	$2,719,961	$26,533	3.88%	$2,547,454	$25,199	3.93%	$2,701,659	$52,406	3.87%	$2,524,330	$50,244	3.97%
Sources of Funds
Interest-bearing deposits:
Regular savings	$464,780	$319	0.28%	$424,474	$335	0.32%	$462,564	$654	0.29%	$419,414	$661	0.32%
Interest checking and money market	1,033,565	709	0.28	1,039,872	733	0.28	1,051,715	1,429	0.27	1,058,702	1,535	0.29
Time deposits	124,209	318	1.03	130,015	397	1.22	125,325	647	1.04	134,298	844	1.27
Public time and other noncore deposits	69,071	55	0.32	59,894	60	0.40	66,906	105	0.32	57,423	104	0.37
Total interest-bearing deposits	1,691,625	1,401	0.33	1,654,255	1,525	0.37	1,706,510	2,835	0.34	1,669,837	3,144	0.38
Short-term borrowings	387,611	278	0.28	325,044	181	0.22	372,168	509	0.27	277,243	312	0.22
Long-term debt	15,800	307	7.77	15,800	307	7.77	15,800	614	7.77	26,297	667	5.07
Total interest-bearing liabilities	2,095,036	1,986	0.38	1,995,099	2,013	0.40	2,094,478	3,958	0.38	1,973,377	4,123	0.42
Demand deposits (noninterest-bearing)	476,605			440,573			461,452			436,850
Sources to fund earning assets	2,571,641	1,986	0.31	2,435,672	2,013	0.33	2,555,930	3,958	0.31	2,410,227	4,123	0.34
Noninterest-bearing funds (net)	148,320			111,782			145,729			114,103
Total sources to fund earning assets	$2,719,961	$1,986	0.29%	$2,547,454	$2,013	0.32%	$2,701,659	$3,958	0.29%	$2,524,330	$4,123	0.33%
Net interest income and margin on a tax-equivalent basis		$24,547	3.59%		$23,186	3.62%		$48,448	3.58%		$46,121	3.64%
Tax-exempt adjustment		552			587			1,118			1,187
Net interest income and margin		$23,995	3.50%		$22,599	3.52%		$47,330	3.49%		$44,934	3.55%

Other Balances:
Cash and due from banks	$42,777			$50,801			$43,262			$46,831
Other assets	70,878			90,398			69,722			91,178
Total assets	2,833,616			2,688,653			2,814,643			2,662,339
Other liabilities	16,325			17,725			16,786			16,763
Stockholders' equity	245,650			235,256			241,927			235,349

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

Net interest income on a fully-taxable equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) for the second quarter of 2014 increased by $1.4 million, or 6%, over the same period in 2013. Interest income, on a fully-taxable equivalent basis, on interest-earning assets totaled $26.5 million for the second quarter of 2014 versus $25.2 million for the second quarter of 2013. Interest income on loans receivable including loans held for sale, increased by $1.3 million, or 7%, over the second quarter of 2013 from $19.9 million to $21.2 million. This was the result of a 12% increase in average loans outstanding partially offset by a decrease of 25 bps in the yield on the total loan portfolio compared to the second quarter one year ago.

Total interest expense for the second quarter decreased $27,000, or 1%, in 2014. Interest expense on deposits for the quarter decreased by $124,000, or 8%, from the second quarter of 2013 primarily due to the previously mentioned 3 bps decrease in the deposit cost of funds from 0.29% to 0.26%. Interest expense on short-term borrowings increased by $97,000 as a result of an increase in the average balance of borrowings as well as a 6 bps increase in rate.

Net interest income, on a fully tax-equivalent basis, for the first six months of 2014 increased by $2.3 million, or 5%, over the same period in 2013. Interest income on interest-earning assets totaled $52.4 million for the first six months of 2014, an increase of $2.2 million, compared to the same period in 2013. The increase in interest income earned was primarily the result of a 13% increase in the average balance of loans receivable that helped to offset a 31 bp decrease in the yield on loans receivable due to the continued low interest rate environment. Total interest expense for the first six months decreased $165,000, or 4%, from $4.1 million in 2013 to $4.0 million in 2014. Interest expense on deposits decreased by $309,000, or 10%, for the first six months of 2014 versus the same period of 2013 primarily due to the previously mentioned 4 bps decrease in the deposit cost of funds for the first half of 2014 compared to the first half of last year. Interest expense on short-term borrowings increased by $197,000 for the first six months of 2014 compared to the same period in 2013 and interest expense on long-term debt totaled $614,000 for the first six months of 2014, as compared to $667,000 for the first six months of 2013. The increase in interest expense associated with short-term borrowings was due to a combination of the higher average balance of such borrowings as well as a 5 bps increase in the average rate paid on such borrowings for the first half of 2014 compared to the same period in 2013. The decrease in interest expense on long-term debt was primarily due to the maturity of a $25 million FHLB borrowing with an interest rate of 1.01% which matured in March 2013. Overall, the decreases in the average rates earned on interest-earning assets and average rates paid on interest-bearing liabilities are a function of higher rates on both assets and liabilities rolling off, offset by lower rates going on to both sides of the balance sheet.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.50% during the second quarter of 2014 compared to 3.53% during the same period in the previous year and was 3.49% during the first six months of 2014 versus 3.55% during the first six months of 2013. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully-taxable equivalent net interest margin decreased 3 bps, from 3.62% for the second quarter of 2013 to 3.59% for the second quarter of 2014, as a result of the previously discussed decrease in yield on interest-earning assets, partially offset by a decrease in the cost of funding sources. For the first six months of 2014 and 2013, the fully tax-equivalent net interest margin was 3.58% and 3.64%, respectively.

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

TABLE 3

	Three Months Ended			Six Months Ended
	Increase (Decrease)			Increase (Decrease)
2014 versus 2013	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$(124)	$135	$11	$(357)	$55	$(302)
Tax-exempt	10	(1)	9	21	(2)	19
Interest on loans receivable	2,377	(1,063)	1,314	4,943	(2,498)	2,445
Total interest income	2,263	(929)	1,334	4,607	(2,445)	2,162
Interest on deposits:
Regular savings	25	(41)	(16)	51	(58)	(7)
Interest checking and money market	(22)	(2)	(24)	(52)	(54)	(106)
Time deposits	(34)	(45)	(79)	(87)	(110)	(197)
Public funds time and other noncore deposits	9	(14)	(5)	15	(14)	1
Short-term borrowings	39	58	97	121	76	197
Long-term debt	—	—	—	(27)	(26)	(53)
Total interest expense	17	(44)	(27)	21	(186)	(165)
Net increase (decrease)	$2,246	$(885)	$1,361	$4,586	$(2,259)	$2,327

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate probable loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year probable loss period in the second quarter of 2014 in determining the adequacy of the ALL.

During the third quarter of 2011, the Company had unusually high net charge-offs that have not repeated since that period. Those historical losses exceed the two-year inclusion period associated with the quantitative factors calculation and therefore were no longer included in the calculation for the second quarter and the first six months of 2014, however, they were included in the calculation for the second quarter and the first six months of 2013. This situation resulted in a reduction of the ALL required and in a lower provision being needed during those periods of 2014. The decrease in reserve needed due to historical loss factors was offset by an increase in the allowance needed due to the additional loans outstanding and an increase in certain qualitative factors.

We recorded a provision of $1.1 million to the ALL for the second quarter of 2014 as compared to $1.8 million for the second quarter of 2013. For the six months ended June 30, 2014 a total provision of $2.0 million was recorded versus $4.1 million for the six months ended June 30, 2013. The ALL was $24.3 million, or 1.31%, of total loans outstanding at June 30, 2014 compared to $28.0 million, or 1.72%, of total loans outstanding at June 30, 2013 and compared to $23.1 million, or 1.32%, of total loans outstanding at December 31, 2013. Net charge-offs totaled $763,000 during the second quarter of 2014 compared to $1.2 million for the second quarter of 2013. Net charge-offs totaled $839,000 during the first six months of 2014 compared to $1.3 million for the first six months of 2013. Management believes that the provision for loan losses for the three and six months ended June 30, 2014 adequately supports the allowance balance at June 30, 2014. Nonperforming loans at June 30, 2014 totaled $36.7 million, or 1.98%, of total loans, down $3.7 million, from $40.3 million, or 2.30%, of total loans at December 31, 2013 and down $6.9 million from $43.5 million, or 2.66%, of total loans at June 30, 2013. See the Loan and Asset Quality and the Allowance for Loan

Losses sections presented later in this document for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Total noninterest income for the second quarter of 2014 increased by $161,000, or 2%, over the same period in 2013. Noninterest income is comprised of service charges on deposit accounts, card income, gains on sales of loans, and gains or losses on sales/calls of securities. The increase was primarily the result in an increase in card income relating to automated teller machine (ATM) and checkcard transactions, partially offset by a decrease in gains on sales of loans as the volume of residential loans sold on the secondary market has decreased significantly in 2014 compared to 2013.  The lower volume of residential loan sales is the direct result of a lower level of loan originations in 2014 versus 2013. Origination volumes were down due to the higher level of interest rates offered on those loans in 2014 compared to 2013.

Total noninterest income for the first six months of 2014 decreased by $136,000, or 1%, from the same period in 2013. Card income increased by $647,000, or 9%, for the six months of 2014 compared to the first half of 2013 as the volume of transactions continues to increase.  Conversely, service charges on deposits totaled $4.3 million for the first six months of 2014; decreasing $329,000, or 7%, compared to the same period 2013.  This was primarily related to a decrease in nonsufficient fund (NSF) type transactions and, therefore, a decrease in fees associated with such transactions. Additionally, gains on sales of loans decreased by $389,000, or 59%, directly related to a decrease in the volume of residential loans as previously mentioned.

Noninterest Expenses

Second Quarter 2014 compared to Second Quarter 2013

Noninterest expenses increased by $661,000, or 3%, for the second quarter of 2014 compared to the same period in 2013. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2014 and June 30, 2013 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $664,000, or 6%, for the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily a combined result of an increase in full-time equivalent employees as well as an increase in employee compensation levels.

Furniture and equipment expenses totaled $994,000 for the second quarter of 2014, a decrease of $191,000, or 16%, from the second quarter of 2013. This decrease was due to certain equipment the Bank had fully depreciated in 2013, resulting in less depreciation expense in the second quarter of 2014 as well as a decrease in the level of disposal of certain fixed assets during the second quarter of 2014.

Loan expense totaled $881,000 for the second quarter of 2014, a decrease of $163,000, or 16%, from the second quarter of 2013. This decrease resulted from the sale of the Company's credit card portfolio in the third quarter of 2013, thus eliminating credit card expenses combined with a decrease in other loan related expenses.

Total other noninterest expense increased $333,000, or 17%, over the second quarter of 2013. The increase was primarily the result of increased real estate taxes paid on various foreclosed properties as well as an increase in supplies and postage expenses for customer mailings.

Each of the remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor increases or decreases for the second quarter of 2014 compared to the second quarter of 2013.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

For the first six months of 2014, noninterest expenses increased by $1.1 million, or 2%, compared to the first six months of 2013. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first six months of 2014 were $22.5 million, an increase of $1.3 million, or 6%, compared to the first six months of 2013. This increase was primarily a combined result of an increase in full-time equivalent employees as well as an increase in employee compensation levels.

Occupancy expense for the first half of 2014 was $4.6 million, an increase of $306,000, or 7%, compared to the first six months of 2013.  This increase resulted from the extreme winter weather during the first quarter 2014 and therefore higher costs associated with snow and ice removal compared to the same period in 2013.

Furniture and equipment expenses totaled $2.0 million for the first half of 2014, a decrease of $248,000, or 11%, from the first half of 2013.  The decrease was due to the previously mentioned reduction in depreciation expense as well as a reduction in disposal losses.

Loan expenses totaled $1.0 million for the first six months of 2014, a decrease of $353,000, or 26%, compared to the same period in 2013 due in large part to the recovery of legal fees and other related expenses that were expensed in prior periods on a few problem commercial real estate loans as well as a decrease in credit card expenses as a result of the Company selling its credit card portfolio in the third quarter of 2013.

Each of the remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor increases or decreases for the first six months of 2014 compared to the same period in 2013.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the second quarters of 2014 and 2013 this ratio equaled 2.20% and 2.24%, respectively, reflecting continued disciplined expense management in the second quarter of 2014 despite a 5% increase in average assets. For the six months ended June 30, 2014, the ratio equaled 2.24% compared to 2.27% for the six months ended June 30, 2013.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended June 30, 2014, the operating efficiency ratio was 73.1%, compared to 74.7% for the same period in 2013. The decrease in the operating efficiency ratio relates to a 5% increase in total revenues partially offset by a 3% increase in total noninterest expenses. The efficiency ratio equaled 74.0% for the first six months of 2014, compared to 74.9% for the first six months of 2013. The decrease for the six months ended June 30, 2014 versus June 30, 2013 was mostly due to a 4% increase in total revenues partially offset by a 2% increase in total noninterest expenses.

Provision for Federal Income Taxes

The provision for federal income taxes was $2.3 million for the second quarter of 2014 compared to $1.7 million for the same period in 2013. For the six months ended June 30, the tax expense was $4.1 million for 2014 compared to $3.2 million in 2013. The Company's statutory tax rate was 35% in both 2014 and 2013. The effective tax rates were 31% and 30% for the respective quarters ended June 30, 2014 and June 30, 2013 and 29% for both the six months ended June 30, 2014 and 2013, respectively.

Net Income and Net Income per Common Share

A summary income statement for the three and six months ended June 30, 2014 and June 30, 2013 follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net interest income	$23,995	$22,599	$1,396	6%	$47,330	$44,934	$2,396	5%
Provision for loan losses	1,100	1,800	(700)	(39)	2,000	4,100	(2,100)	(51)
Noninterest income	7,495	7,334	161	2	14,573	14,709	(136)	(1)
Noninterest expenses	23,021	22,360	661	3	45,803	44,689	1,114	2
Provision for income taxes	2,288	1,725	563	33	4,075	3,161	914	29
Net income	$5,081	$4,048	$1,033	26%	$10,025	$7,693	$2,332	30%
Net Income per Common Share
Basic	$0.36	$0.28	$0.08	29%	$0.70	$0.54	$0.16	30%
Diluted	0.35	0.28	0.07	25	0.70	0.54	0.16	30

Net income for the second quarter of 2014 was $5.1 million compared to $4.0 million recorded in the second quarter of 2013. The 26% increase was primarily due to a $1.4 million increase in net interest income, a $700,000 decrease in the provision for loan losses and a $161,000 increase in noninterest income, partially offset by a $661,000 increase in noninterest expenses and a $563,000 increase in the provision for income taxes.

Net income for the first six months of 2014 was $10.0 million, an increase of $2.3 million, or 30%, compared to $7.7 million recorded in the first six months of 2013. The higher net income in 2014 was due to a $2.4 million increase in net interest income and a $2.1 million decrease in the provision for loan losses, partially offset by a $136,000 decrease in noninterest income, a $1.1 million increase in noninterest expenses and a $914,000 increase in the provision for income taxes.

Basic net income per common share was $0.36 and fully-diluted net income per common share was $0.35 for the second quarter of 2014 compared to basic and fully-diluted net income per common share of $0.28 for the second quarter of 2013. The increase was directly related to the 26% increase in net income as stated above. For the first six months of 2014, basic and fully-diluted net income per common share was $0.70 compared to basic and fully-diluted net income per common share of $0.54 for the six months ended June 30, 2013.

Return on Average Assets and Average Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Our annualized ROA for the second quarter of 2014 was 0.72%, compared to 0.60% for the second quarter of 2013. The ROA for the first six months of 2014 and 2013 was 0.72% and 0.58%, respectively. Return on average equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. The ROE was 8.30% for the second quarter of 2014, compared to 6.90% for the second quarter of 2013. The ROE for the first six months of 2014 was 8.36%, compared to 6.59% for the first six months of 2013.

FINANCIAL CONDITION

Securities

The Company maintains a securities portfolio in order to provide liquidity, a way to manage interest rate risk and to use as collateral on certain deposits and borrowings. The investment securities portfolio totaled $844.9 million at June 30, 2014 a $24.9 million decrease from $869.7 million at December 31, 2013 primarily due to normal principal payments. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive loss decreased by $7.7 million from an unrealized loss of $16.5 million at December 31, 2013 to an unrealized loss of $8.8 million at June 30, 2014 as the general level of interest rates declined during the first half of 2014.

See Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended June 30, 2014, included herein, for further analysis regarding the Company's securities portfolio.

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

During the first six months of 2014, total gross loans receivable increased by $100.9 million, or 6% (nonannualized), from $1.75 billion at December 31, 2013 to $1.85 billion at June 30, 2014. Gross loans receivable represented 85% of total deposits and 65% of total assets at June 30, 2014, as compared to 78% and 63%, respectively, at December 31, 2013. The Bank experienced growth in all but two loan categories over the first six months of 2014 primarily as a result of continued general economic improvement in the markets we serve.

The following table reflects the composition of the Company's loan portfolio as of June 30, 2014 and as of December 31, 2013, respectively:

TABLE 4

(dollars in thousands)	June 30, 2014	% of Total	December 31, 2013	% of Total	$ Change	% Change
Commercial and industrial	$467,587	25%	$447,144	25%	$20,443	5%
Commercial tax-exempt	76,674	4	81,734	5	(5,060)	(6)
Owner occupied real estate	308,708	17	302,417	17	6,291	2
Commercial construction and land development	130,449	7	133,176	8	(2,727)	(2)
Commercial real estate	544,544	29	473,188	27	71,356	15
Residential	103,564	6	97,766	6	5,798	6
Consumer	220,289	12	215,447	12	4,842	2
Gross loans	$1,851,815	100%	$1,750,872	100%	$100,943	6%
Less: ALL	24,271		23,110		1,161	5
Net loans receivable	$1,827,544		$1,727,762		$99,782	6%

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

The table that follows presents information regarding nonperforming assets at June 30, 2014 and at the end of the previous four quarters. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 5

(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$4,291	$9,014	$10,217	$9,967	$12,053
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	6,401	6,005	4,838	4,924	4,999
Commercial construction and land development	9,028	10,734	8,587	11,723	12,027
Commercial real estate	5,793	6,043	6,705	6,904	3,893
Residential	6,341	6,551	7,039	7,316	7,133
Consumer	2,479	2,524	2,577	2,541	3,422
Total nonaccrual loans	34,333	40,871	39,963	43,375	43,527
Loans past due 90 days or more and still accruing	2,335	—	369	119	—
Total nonperforming loans	36,668	40,871	40,332	43,494	43,527
Foreclosed assets	4,020	3,990	4,477	3,556	4,611
Total nonperforming assets	$40,688	$44,861	$44,809	$47,050	$48,138
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$17,748	$19,862	$17,149	$23,621	$18,817
Accruing TDRs	11,309	9,970	12,091	11,078	14,888
Total TDRs	$29,057	$29,832	$29,240	$34,699	$33,705
Nonperforming loans to total loans	1.98%	2.27%	2.30%	2.55%	2.66%
Nonperforming assets to total assets	1.42%	1.57%	1.61%	1.71%	1.81%
Nonperforming loan coverage	66%	59%	57%	63%	64%
Nonperforming assets / capital plus ALL	15%	17%	18%	18%	19%

Nonperforming assets at June 30, 2014, were $40.7 million, or 1.42%, of total assets, as compared to $44.8 million, or 1.61%, of total assets at December 31, 2013 and compared to $48.1 million, or 1.81%, of total assets at June 30, 2013. The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. At June 30, 2014, one loan for $2.3 million under the loans past due 90 days or more and still accruing category has been brought current post quarter end. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2013 and June 30, 2014 are discussed in the paragraphs that follow.

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

Total nonaccrual loans decreased by $5.6 million in the first six months of 2014 to $34.3 million compared to $40.0 million at December 31, 2013.

The following table details the change in the total of nonaccrual loan balances for the three and six months ended June 30, 2014:

TABLE 6

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2014
Nonaccrual loans beginning balance	$40,871	$39,963
Additions	3,643	9,600
Principal charge-offs	(1,298)	(2,776)
Pay downs	(5,414)	(8,612)
Upgrades to accruing status	(3,337)	(3,337)
Transfers to foreclosed assets	(132)	(505)
Nonaccrual loans ending balance	$34,333	$34,333

During the second quarter of 2014, the additions to nonaccrual status consisted of 6 commercial loans ranging from $9,000 to approximately $871,000 and 10 consumer loans averaging $84,000 each of unpaid principal balances. The Company received significant pay downs totaling $5.4 million on the nonaccrual portfolio during the second quarter to reduce total nonaccrual loans. Current nonaccrual commercial loans are not concentrated in any particular industry or business. As reflected above, the portfolio is frequently changing with new additions, pay downs, upgrades, transfers to foreclosed real estate, and charge-offs when necessary.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial loan categories.

TABLE 7

	Nonaccrual Loans
(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Commercial and Industrial:
Number of loans	28	36	35	38	49
Number of loans greater than $1 million	1	2	3	3	4
Average outstanding balance of those loans:
Greater than $1 million	$1,079	$1,918	$1,807	$1,824	$1,872
Less than $1 million	$130	$153	$150	$129	$102
Owner Occupied Real Estate:
Number of loans	19	18	13	16	16
Number of loans greater than $1 million	1	3	2	2	2
Average outstanding balance of those loans:
Greater than $1 million	$1,317	$1,253	$1,448	$1,475	$1,487
Less than $1 million	$297	$166	$199	$160	$163
Commercial Construction and Land Development:
Number of loans	7	7	4	10	10
Number of loans greater than $1 million	3	4	3	4	4
Average outstanding balance of those loans:
Greater than $1 million	$2,556	$2,508	$2,798	$2,704	$2,714
Less than $1 million	$342	$237	$203	$153	$197
Commercial Real Estate:
Number of loans	27	28	29	29	26
Number of loans greater than $1 million	1	1	1	1	—
Average outstanding balance of those loans:
Greater than $1 million	$1,793	$1,846	$2,346	$2,257	$—
Less than $1 million	$155	$156	$157	$167	$151

Foreclosed Assets
Foreclosed assets totaled $4.0 million at June 30, 2014 compared to $4.5 million at December 31, 2013. The total was comprised of eight properties at June 30, 2014 with the largest property carried at $2.0 million. The decrease in foreclosed real estate during the first six months of 2014 is the result of the sale of seven properties with a combined carrying value of $961,000. The sales of these properties resulted in a net gain of $61,000. The impact of these sales was partially offset by the transfer of three properties into this category totaling approximately $505,000.
The Bank obtains third party appraisals on foreclosed real estate. To support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. All appraisals are performed by a Board approved, certified general appraiser. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any unpaid real estate taxes and any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring a property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals, offers for purchase or prices on comparable properties in the proximate vicinity.
Troubled Debt Restructurings
As mentioned previously, a troubled debt restructuring (TDR) is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions. An additional benefit to Metro in granting a concession is to avoid foreclosure or repossession of collateral in an attempt to minimize losses. All TDRs are impaired loans, however, a loan may still be accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine if there is reasonable assurance of repayment. For further discussion of these guidelines, see the following section on Impaired and Other Problem Loans.

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

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $46.5 million at June 30, 2014 with an aggregate specific allowance allocation of $5.6 million compared to impaired loans totaling $52.6 million at December 31, 2013 with a $5.6 million aggregate specific allowance allocation. The total combined specific allowance allocations at June 30, 2014 related to six loan relationships compared to four loan relationships at December 31, 2013.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended June 30, 2014, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.
The past due portfolio is constantly moving through collection efforts which include: restructures when appropriate, foreclosures or ultimately charged off. During the first six months of 2014, $16.4 million of past due loans at December 31, 2013 improved to current status at June 30, 2014. Another $5.6 million of past due loan balances paid off during the first six months of 2014. Additionally, $1.8 million and $505,000 of those loans past due at December 31, 2013, were charged off and moved to foreclosed real estate, respectively. A total of $11.7 million in current loans at December 31, 2013, subsequently became delinquent and were reported as past due at June 30, 2014. Out of the $11.7 million of loans that became past due after December 31, 2013, $4.9 million were 30-59 days past due, $2.2 million were 60-89 days past due while the remainder, or $4.7 million were 90 days past due or greater at June 30, 2014, with $3.3 million of those loans classified as nonaccrual.

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
The Bank may create a specific allowance for all or a part of a particular loan in lieu of a charge-off as a result of management's evaluation of the impaired loan. In these instances, the Bank has determined that a loss is probable, but not imminent based upon available information surrounding the credit at the time of the analysis, however, management believes a reserve is appropriate to acknowledge the probable risk of loss.
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at June 30, 2014.
Any criticized or classified loan not considered impaired is reviewed to determine if impairment exists. Such loan classifications totaled $48.6 million at June 30, 2014 compared to $38.6 million at December 31, 2013 and were comprised of $24.4 million of special mention rated loans and $24.2 million of substandard accruing loans which were not deemed impaired. At March 31, 2014, special mention rate loans that were not impaired totaled $9.4 million. The increase from March 31, 2014 to June 30, 2014 includes $4.2 million of loans that were upgraded from substandard accruing to the special mention rated category and $12.7 million of downgrades on 14 loans associated with five relationships. The majority of the increase was in the commercial and industrial portfolio, totaling $10.2 million. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at June 30, 2014.

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

Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired.  Nonaccrual loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists. Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. At June 30, 2014, a significant portion, approximately 75%, of the $5.6 million specific reserves were already included in the allowance as a specific reserve at December 31, 2013.

The ALL as a percentage of total loans receivable was 1.31% at June 30, 2014, compared to 1.32% at December 31, 2013. The increase in the ALL balance from December 31, 2013 to June 30, 2014 was primarily the result of the overall increase in total loans receivable. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 66% as of June 30, 2014 compared to 57% at December 31, 2013. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at June 30, 2014 were $2.19 billion, down $52.6 million, or 2% (nonannualized), from total deposits of $2.24 billion at December 31, 2013. The composition of the Bank's deposits at June 30, 2014 and December 31, 2013 are as follows:

TABLE 8

(in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$508,012	$443,287	$64,725	15%
Interest checking and money market	1,020,894	1,110,568	(89,674)	(8)%
Savings	474,416	496,495	(22,079)	(4)%
Time	183,658	189,271	(5,613)	(3)%
Total	$2,186,980	$2,239,621	$(52,641)	(2)%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At June 30, 2014, short-term borrowings totaled $401.7 million as compared to $277.8 million at December 31, 2013. This large increase was the result of the previously mentioned $100.9 million growth in loans outstanding combined with the above mentioned $52.6 million decrease in deposit balances. Average short-term borrowings for the first six months of 2014 were $372.2 million as compared to $277.2 million for the first six months of 2013. The year over year increase was the result of utilizing such borrowings to supplement deposit growth in order to fund the year over year increase in average earning assets. The average rate paid on the short-term borrowings was 0.27% for the first six months of 2014 compared to 0.22% for the first six months of 2013.

Stockholders' Equity

At June 30, 2014, stockholders' equity totaled $248.8 million, up $18.6 million, or 8% (nonannualized), over $230.2 million at December 31, 2013. Net income of $10.0 million for the six months ended June 30, 2014 contributed to the majority of the increase in stockholders' equity. The increase in stockholders' equity was also partially the result of a decrease of $7.7 million in other comprehensive loss as the increase in quoted market prices on the Company's AFS securities portfolio decreased their unrealized loss position, net of income tax impacts, from $16.5 million at December 31, 2013 to $8.8 million at June 30, 2014. Total stockholders' equity to total assets was 8.67% at June 30, 2014 compared to 8.28% at December 31, 2013. Tangible common equity to tangible assets was 8.64% at June 30, 2014 compared to 8.24% at December 31, 2013.

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either June 30, 2014 or December 31, 2013. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 9

	June 30, 2014	December 31, 2013
Total stockholders' equity to assets (GAAP)	8.67%	8.28%
Less: Effect of excluding preferred stock	0.03%	0.04%
Tangible common equity to tangible assets	8.64%	8.24%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At June 30, 2014, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 10

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Total Capital	14.55%	14.59%	14.11%	14.09%	8.00%	10.00%
Tier 1 Capital	13.36	13.41	12.92	12.91	4.00	6.00
Leverage ratio (to total average assets)	9.57	9.39	9.25	9.04	4.00	5.00

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

The following table compares the impact on forecasted net interest income at June 30, 2014 and 2013 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 11

	June 30, 2014		June 30, 2013
	12 Months	24 Months	12 Months	24 Months
Plus 300	(1.58)%	1.38%	(0.23)%	3.51%
Plus 200	(1.35)	0.53	(0.39)	2.06
Plus 100	(0.95)	(0.16)	(0.47)	0.58

This quarter's net interest income changes as shown above, indicate negative first year impacts to net interest income in all scenarios presented, but positive two year impacts in all scenarios except the plus 100 bp scenario. The negative one year impacts reflect the funding of a portion of fixed rate investment and loan growth that has occurred over the last two years with overnight borrowings with rates that increase immediately in rising interest rate scenarios and result in shrinking net interest margins. The Company’s current projections call for the extension of a portion of its borrowing position into three to five year maturity term advances to provide long-term protection from rising interest rates. In addition, the Company is aggressively attracting reasonably-priced, long-term CD accounts to further insulate its future interest expense from any negative impacts of rising rates. The combination of these actions is projected to contribute to the positive two year impact to net interest income in the plus 200 and plus 300 bp scenarios as shown above.

Management continues to evaluate additional strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of a portion of our AFS investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings and further extending the maturity structure of the Bank's short-term borrowing position.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the

100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At June 30, 2014 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at June 30, 2014 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.6 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of June 30, 2014 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $726.8 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures. At June 30, 2014, our total potential liquidity through FHLB and other secondary sources was $761.8 million, of which $284.9 million was available, as compared to $369.6 million available out of our total potential liquidity of $722.5 million at December 31, 2013. The $39.4 million increase in potential liquidity in the first six months of 2014 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $84.7 million decrease in available liquidity occurred as a result of the need for a higher borrowing level in the first six months of 2014 primarily due to loan growth coupled with a slight decline in deposit balances.

The Parent Company Liquidity - Uses

At the parent level, primary liquidity obligations include debt service related to parent company long-term debt or borrowings, unallocated corporate expenses, funding its subsidiaries, and could also include paying dividends to Metro shareholders, common stock or preferred stock share repurchases or acquisitions if Metro chose to do so.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. The Bank did not issue dividends to the Parent during the first six months of 2014. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

No items to report for the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2014.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended June 30, 2014.

Item 5. Other Information.

No items to report for the quarter ended June 30, 2014.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

8/11/2014	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/11/2014	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013; (iv) the Consolidated Statements of Stockholders' Equity for the three months and six months ended June 30, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2014 and 2013; and, (vi) the Notes to Consolidated Financial Statements.