Form 10-Q
period 2014-09-30
METRO BANCORP, INC.
filed 2014-11-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,206,703	Common shares outstanding at	October 31, 2014

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$45,621	$44,996
Securities, available for sale at fair value	557,098	585,923
Securities, held to maturity at cost (fair value 2014: $320,140; 2013: $263,697)	330,417	283,814
Loans, held for sale	5,088	6,225
Loans receivable, net of allowance for loan losses (allowance 2014: $24,540; 2013: $23,110)	1,889,080	1,727,762
Restricted investments in bank stock	21,660	20,564
Premises and equipment, net	74,587	75,783
Other assets	36,296	36,051
Total assets	$2,959,847	$2,781,118

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$494,082	$443,287
Interest-bearing	1,837,767	1,796,334
Total deposits	2,331,849	2,239,621
Short-term borrowings	359,200	277,750
Long-term debt	—	15,800
Other liabilities	15,436	17,764
Total liabilities	2,706,485	2,550,935
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued and outstanding shares 2014: 14,205,904; 2013: 14,157,219)	14,206	14,157
Surplus	159,882	158,650
Retained earnings	88,957	73,491
Accumulated other comprehensive loss	(10,083)	(16,515)
Total stockholders' equity	253,362	230,183
Total liabilities and stockholders' equity	$2,959,847	$2,781,118
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest Income
Loans receivable, including fees:
Taxable	$20,761	$18,752	$59,909	$55,239
Tax-exempt	824	908	2,519	2,744
Securities:
Taxable	5,187	5,021	15,251	15,387
Tax-exempt	229	185	610	553
Total interest income	27,001	24,866	78,289	73,923
Interest Expense
Deposits	1,490	1,503	4,325	4,647
Short-term borrowings	331	189	840	501
Long-term debt	325	307	939	974
Total interest expense	2,146	1,999	6,104	6,122
Net interest income	24,855	22,867	72,185	67,801
Provision for loan losses	2,100	1,200	4,100	5,300
Net interest income after provision for loan losses	22,755	21,667	68,085	62,501
Noninterest Income
Card income	3,828	3,778	11,643	10,946
Service charges on deposit accounts	2,399	2,347	6,668	6,945
Other	1,122	1,243	3,326	3,502
Net gains on sales of loans	254	148	528	811
Net gains on sales/calls of securities	26	—	37	21
Total noninterest income	7,629	7,516	22,202	22,225
Noninterest Expenses
Salaries and employee benefits	11,204	10,761	33,686	31,977
Occupancy	2,133	2,205	6,712	6,478
Furniture and equipment	908	1,114	2,932	3,386
Advertising and marketing	519	358	1,288	1,103
Data processing	3,223	3,206	9,793	9,688
Regulatory assessments and related costs	544	588	1,697	1,673
Telephone	838	888	2,664	2,716
Loan expense	153	306	1,169	1,675
Pennsylvania shares tax	545	552	1,631	1,690
Other	2,309	2,465	6,607	6,746
Total noninterest expenses	22,376	22,443	68,179	67,132
Income before taxes	8,008	6,740	22,108	17,594
Provision for federal income taxes	2,507	2,064	6,582	5,225
Net income	$5,501	$4,676	$15,526	$12,369
Net Income per Common Share
Basic	$0.39	$0.33	$1.09	$0.87
Diluted	0.38	0.32	1.07	0.86
Average Common and Common Equivalent Shares Outstanding
Basic	14,201	14,145	14,182	14,138
Diluted	14,442	14,335	14,391	14,262
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$5,501	$4,676	$15,526	$12,369
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (net of taxes for the three months 2014: ($695); 2013: ($1,450); net of taxes for the nine months 2014: $3,472; 2013: ($9,586))	(1,290)	(2,692)	6,449	(18,118)
Reclassification adjustment for net realized (gains) losses on securities recorded in income [1] (net of taxes for the three months 2014: ($9); net of taxes for the nine months 2014: ($9); 2013: $125)	(17)	—	(17)	233
Other comprehensive income (loss)	(1,307)	(2,692)	6,432	(17,885)
Total comprehensive income (loss)	$4,194	$1,984	$21,958	$(5,516)

[1] Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2013	$400	$14,131	$157,305	$56,311	$7,240	$235,387
Net income	—	—	—	12,369	—	12,369
Other comprehensive loss	—	—	—	—	(17,885)	(17,885)
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 17,510 shares issued under stock option plans, including tax benefit of $34	—	18	234	—	—	252
Common stock of 30 shares issued under employee stock purchase plan	—	—	1	—	—	1
Proceeds from issuance of 1,934 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	68	—	—	70
Common stock share-based awards	—	—	807	—	—	807
September 30, 2013	$400	$14,151	$158,415	$68,620	$(10,645)	$230,941

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$230,183
Net income	—	—	—	15,526	—	15,526
Other comprehensive income	—	—	—	—	6,432	6,432
Dividends declared on preferred stock	—	—	—	(60)	—	(60)
Common stock of 46,670 shares issued under stock option plans, including tax benefit of $110	—	47	647	—	—	694
Common stock of 60 shares issued under employee stock purchase plan	—	—	—	—	—	—
Proceeds from issuance of 1,955 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	41	—	—	43
Common stock share-based awards	—	—	544	—	—	544
September 30, 2014	$400	$14,206	$159,882	$88,957	$(10,083)	$253,362

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Operating Activities
Net income	$15,526	$12,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	5,300
Provision for depreciation and amortization	3,517	3,907
Deferred income tax benefit	(192)	(781)
Amortization of securities premiums and accretion of discounts (net)	174	722
(Gains) losses on sales of available for sales securities (net)	(26)	358
Gains on sales/calls of held to maturity securities	(11)	(379)
Proceeds/payments from sales of loans originated for sale	26,563	55,836
Loans originated for sale	(24,927)	(44,796)
Gains on sales of loans (net)	(528)	(811)
Losses on write-down on foreclosed real estate	—	27
(Gains) losses on sales of foreclosed real estate (net)	(73)	48
Losses on disposal of premises and equipment (net)	94	216
Stock-based compensation	544	807
Amortization of deferred loan origination fees and costs (net)	2,560	2,031
Increase in other assets	(1,182)	(74)
Increase (decrease) in other liabilities	(2,328)	1,127
Net cash provided by operating activities	23,811	35,907
Investing Activities
Securities available for sale:
Proceeds from principal repayments, calls and maturities	50,598	116,049
Proceeds from sales	10,652	76,262
Purchases	(22,749)	(157,777)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	10,573	62,629
Proceeds from sales	614	13,600
Purchases	(57,708)	(83,292)
Proceeds from sale of loans receivable	1,506	4,952
Proceeds from sales of foreclosed real estate	1,927	1,547
Increase in loans receivable (net)	(173,643)	(186,249)
Purchase of restricted investment in bank stock (net)	(1,096)	(3,088)
Proceeds from sale of premises and equipment	—	316
Purchases of premises and equipment	(2,415)	(2,098)
Net cash used in investing activities	(181,741)	(157,149)
Financing Activities
Increase (decrease) in demand, interest checking, money market, and savings deposits (net)	61,661	(40,477)
Increase (decrease) in time and other noncore deposits (net)	30,567	(13,743)
Increase in short-term borrowings (net)	81,450	203,000
Repayment of long-term borrowings	(15,800)	(25,000)
Proceeds from common stock options exercised	584	218
Proceeds from dividend reinvestment and common stock purchase plan	43	70
Tax benefit on exercise of stock options	110	34
Cash dividends on preferred stock	(60)	(60)
Net cash provided by financing activities	158,555	124,042
Increase in cash and cash equivalents	625	2,800
Cash and cash equivalents at beginning of year	44,996	56,582
Cash and cash equivalents at end of period	$45,621	$59,382
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$6,029	$6,211
Cash paid for income taxes	5,950	4,925
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	4,264	2,732
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted-average assumptions for options granted during the nine months ended September 30, 2014 and 2013, respectively: risk-free interest rates of 2.0% and 1.4%; volatility factors of the expected market price of the Company's common stock of 34% and 41%; assumed forfeiture rates of 10.30% and 11.20%; weighted-average expected lives of the options of 7.2 years and 7.5 years; and no cash dividends in either year. For the nine months ended September 30, 2014 and 2013, respectively, options vest at 25% per year after one year from date of grant. Using these assumptions, the weighted-average fair value of options granted for the nine months ended September 30, 2014 and 2013 was $7.72 and $7.55 per option, respectively. In the first nine months of 2014, the Company granted 116,990 options to purchase shares of the Company's stock at exercise prices ranging from $19.55 to $21.57 per share.

The Company recorded net stock-based compensation expense of approximately $544,000 and $807,000 during the first nine months ended September 30, 2014 and September 30, 2013, respectively. In accordance with Financial Accounting Standards Board (FASB) guidance on stock-based payments, during the first nine months of 2014 and 2013 the Company reversed $268,000 and $135,000, respectively, of expense that had been recorded in prior periods as a result of the reconcilement of projected option forfeitures to actual option forfeitures for all stock options granted during the first quarters of 2010 and 2009, respectively.

NOTE 3.    Securities

The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(2,168)	$31,827
Residential mortgage-backed securities	61,585	26	(1,109)	60,502
Agency collateralized mortgage obligations	447,049	1,408	(13,528)	434,929
Municipal securities	29,982	177	(319)	29,840
Total	$572,611	$1,611	$(17,124)	$557,098
Held to Maturity:
U.S. Government agency securities	$149,109	$—	$(8,089)	$141,020
Residential mortgage-backed securities	14,387	344	(45)	14,686
Agency collateralized mortgage obligations	152,215	307	(2,949)	149,573
Corporate debt securities	5,000	89	—	5,089
Municipal securities	9,706	77	(11)	9,772
Total	$330,417	$817	$(11,094)	$320,140

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(4,069)	$29,926
Residential mortgage-backed securities	65,795	—	(3,295)	62,500
Agency collateralized mortgage obligations	483,591	1,141	(17,668)	467,064
Municipal securities	27,950	—	(1,517)	26,433
Total	$611,331	$1,141	$(26,549)	$585,923
Held to Maturity:
U.S. Government agency securities	$149,096	$—	$(16,082)	$133,014
Residential mortgage-backed securities	7,849	197	—	8,046
Agency collateralized mortgage obligations	118,893	251	(4,465)	114,679
Corporate debt securities	5,000	149	—	5,149
Municipal securities	2,976	—	(167)	2,809
Total	$283,814	$597	$(20,714)	$263,697

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,000	$5,089
Due after one year through five years	3,879	3,838	—	—
Due after five years through ten years	49,554	47,435	77,831	73,976
Due after ten years	10,544	10,394	80,984	76,816
	63,977	61,667	163,815	155,881
Residential mortgage-backed securities	61,585	60,502	14,387	14,686
Agency collateralized mortgage obligations	447,049	434,929	152,215	149,573
Total	$572,611	$557,098	$330,417	$320,140

During the third quarter of 2014, the Company sold one security from the available for sale portfolio with a total fair market value of $10.7 million. The Company had no securities that were called by their respective issuers. The Company realized a securities gain of $26,000 on the sale.

During the third quarter of 2013, the Company did not sell any securities and had no securities that were called by their respective issuers.

During the first nine months of 2014, the Company sold two securities with a total fair market value of $11.3 million and realized total net gains of $37,000. One security was from the held to maturity (HTM) portfolio, however, it was an amortizing security that had already returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

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

At September 30, 2014, securities with a carrying value of $666.1 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table summarizes the Company's gains and losses on the sales or calls of debt securities and credit losses (if any) recognized for the OTTI of investments:

(in thousands)	Gross Realized Gains	Gross Realized Losses	OTTI Credit Losses	Net Gains
Three Months Ended:
September 30, 2014	$26	$—	$—	$26
September 30, 2013	—	—	—	—
Nine Months Ended:
September 30, 2014	$37	$—	$—	$37
September 30, 2013	1,183	(1,162)	—	21

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$—	$—	$31,827	$(2,168)	$31,827	$(2,168)
Residential mortgage-backed securities	26,051	(19)	31,547	(1,090)	57,598	(1,109)
Agency collateralized mortgage obligations	110,667	(1,181)	204,489	(12,347)	315,156	(13,528)
Municipal securities	1,017	(4)	8,337	(315)	9,354	(319)
Total	$137,735	$(1,204)	$276,200	$(15,920)	$413,935	$(17,124)
Held to Maturity:
U.S. Government agency securities	$—	$—	$141,020	$(8,089)	$141,020	$(8,089)
Residential mortgage-backed securities	6,926	(45)	—	—	6,926	(45)
Agency collateralized mortgage obligations	87,527	(631)	34,961	(2,318)	122,488	(2,949)
Municipal securities	1,013	(3)	632	(8)	1,645	(11)
Total	$95,466	$(679)	$176,613	$(10,415)	$272,079	$(11,094)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$8,077	$(918)	$21,849	$(3,151)	$29,926	$(4,069)
Residential mortgage-backed securities	62,500	(3,295)	—	—	62,500	(3,295)
Agency collateralized mortgage obligations	363,993	(16,182)	15,574	(1,486)	379,567	(17,668)
Municipal securities	26,433	(1,517)	—	—	26,433	(1,517)
Total	$461,003	$(21,912)	$37,423	$(4,637)	$498,426	$(26,549)
Held to Maturity:
U.S. Government agency securities	$110,435	$(13,661)	$22,579	$(2,421)	$133,014	$(16,082)
Agency collateralized mortgage obligations	98,082	(4,465)	—	—	98,082	(4,465)
Municipal securities	2,809	(167)	—	—	2,809	(167)
Total	$211,326	$(18,293)	$22,579	$(2,421)	$233,905	$(20,714)

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

The unrealized losses in the Company's investment portfolio at September 30, 2014 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 43 CMOs and 11 MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. The Company also owns nine municipal bonds that were in an unrealized loss position as of September 30, 2014. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. In all cases, the bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard and Poors. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not incur any OTTI credit losses during either the three or nine months ended September 30, 2014 or 2013.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $591.9 million at September 30, 2014, collateralize a letter of credit and a line of credit commitment the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable at September 30, 2014 and December 31, 2013 is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Commercial and industrial	$478,605	$447,144
Commercial tax-exempt	75,986	81,734
Owner occupied real estate	312,032	302,417
Commercial construction and land development	122,314	133,176
Commercial real estate	594,004	473,188
Residential	107,707	97,766
Consumer	222,972	215,447
	1,913,620	1,750,872
Less: allowance for loan losses	24,540	23,110
Net loans receivable	$1,889,080	$1,727,762

The following table summarizes nonaccrual loans by loan type at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial and industrial	$7,974	$10,217
Commercial tax-exempt	—	—
Owner occupied real estate	6,954	4,838
Commercial construction and land development	3,254	8,587
Commercial real estate	6,407	6,705
Residential	6,157	7,039
Consumer	2,421	2,577
Total nonaccrual loans	$33,167	$39,963

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless loan payments have been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $33.2 million exceeds the balance of total loans that are 90 days past due of $20.0 million at September 30, 2014 as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables are an age analysis of past due loans receivable as of September 30, 2014 and December 31, 2013:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
September 30, 2014
Commercial and industrial	$468,201	$6,450	$—	$3,954	$10,404	$478,605	$—
Commercial tax-exempt	75,986	—	—	—	—	75,986	—
Owner occupied real estate	303,016	2,175	1,201	5,640	9,016	312,032	—
Commercial construction and land development	122,262	52	—	—	52	122,314	—
Commercial real estate	587,144	1,951	969	3,940	6,860	594,004	8
Residential	101,929	90	1,171	4,517	5,778	107,707	—
Consumer	219,405	1,399	231	1,937	3,567	222,972	—
Total	$1,877,943	$12,117	$3,572	$19,988	$35,677	$1,913,620	$8

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
December 31, 2013
Commercial and industrial	$438,522	$1,830	$1,041	$5,751	$8,622	$447,144	$17
Commercial tax-exempt	81,734	—	—	—	—	81,734	—
Owner occupied real estate	295,278	2,618	1,674	2,847	7,139	302,417	—
Commercial construction and land development	124,240	3,355	342	5,239	8,936	133,176	—
Commercial real estate	465,765	2,142	444	4,837	7,423	473,188	235
Residential	85,352	4,194	6,304	1,916	12,414	97,766	117
Consumer	210,906	2,095	1,335	1,111	4,541	215,447	—
Total	$1,701,797	$16,234	$11,140	$21,701	$49,075	$1,750,872	$369

A summary of the ALL and balance of loans receivable by loan class and by impairment method as of September 30, 2014 and December 31, 2013 is detailed in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$3,243	$—	$1,142	$—	$—	$1,114	$465	$—	$5,964
Collectively evaluated for impairment	6,741	67	830	4,022	4,747	490	901	778	18,576
Total ALL	$9,984	$67	$1,972	$4,022	$4,747	$1,604	$1,366	$778	$24,540
Loans receivable:
Loans evaluated individually	$13,336	$—	$6,987	$3,876	$10,523	$6,843	$2,977	$—	$44,542
Loans evaluated collectively	465,269	75,986	305,045	118,438	583,481	100,864	219,995	—	1,869,078
Total loans receivable	$478,605	$75,986	$312,032	$122,314	$594,004	$107,707	$222,972	$—	$1,913,620

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Con sumer	Unallocated	Total

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$1,559	$—	$1,366	$1,660	$—	$524	$476	$—	$5,585
Collectively evaluated for impairment	6,619	72	814	3,899	4,161	436	827	697	17,525
Total ALL	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Loans receivable:
Loans evaluated individually	$13,055	$—	$5,822	$11,669	$10,953	$7,979	$3,121	$—	$52,599
Loans evaluated collectively	434,089	81,734	296,595	121,507	462,235	89,787	212,326	—	1,698,273
Total loans receivable	$447,144	$81,734	$302,417	$133,176	$473,188	$97,766	$215,447	$—	$1,750,872

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

The following tables summarize the transactions in the ALL for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2014
Balance at July 1	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271
Provision charged to operating expenses	3,047	—	(98)	(1,954)	260	581	427	(163)	2,100
Recoveries of loans previously charged-off	137	—	24	34	2	—	58	—	255
Loans charged-off	(300)	—	(187)	(754)	(355)	(38)	(452)	—	(2,086)
Balance at September 30	$9,984	$67	$1,972	$4,022	$4,747	$1,604	$1,366	$778	$24,540

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	1,575	(5)	(135)	(489)	1,481	964	628	81	4,100
Recoveries of loans previously charged-off	1,386	—	310	245	176	20	97	—	2,234
Loans charged-off	(1,155)	—	(383)	(1,293)	(1,071)	(340)	(662)	—	(4,904)
Balance at September 30	$9,984	$67	$1,972	$4,022	$4,747	$1,604	$1,366	$778	$24,540

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at July 1	$10,549	$74	$2,207	$7,810	$5,059	$863	$1,258	$218	$28,038
Provision charged to operating expenses	(437)	1	4	(33)	801	45	562	257	1,200
Recoveries of loans previously charged-off	613	—	—	(21)	—	7	11	—	610
Loans charged-off	(1,462)	—	(34)	(267)	(109)	(36)	(515)	—	(2,423)
Balance at September 30	$9,263	$75	$2,177	$7,489	$5,751	$879	$1,316	$475	$27,425

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallocated	Total
2013
Balance at January 1	$9,959	$83	$2,129	$7,222	$3,983	$324	$793	$789	$25,282
Provision charged to operating expenses	1,085	(8)	315	82	2,100	711	1,329	(314)	5,300
Recoveries of loans previously charged-off	945	—	3	477	—	10	69	—	1,504
Loans charged-off	(2,726)	—	(270)	(292)	(332)	(166)	(875)	—	(4,661)
Balance at September 30	$9,263	$75	$2,177	$7,489	$5,751	$879	$1,316	$475	$27,425

The following table presents information regarding the Company's impaired loans as of September 30, 2014 and December 31, 2013. The recorded investment represents the contractual obligation less any charged off principal.

	September 30, 2014			December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with no related allowance:
Commercial and industrial	$8,367	$9,136	$—	$9,838	$12,587	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,845	6,208	—	4,456	4,664	—
Commercial construction and land development	3,876	3,876	—	8,514	9,047	—
Commercial real estate	10,523	10,644	—	10,953	12,795	—
Residential	3,774	4,014	—	4,901	5,366	—
Consumer	2,512	2,723	—	2,645	2,868	—
Total impaired loans with no related allowance	34,897	36,601	—	41,307	47,327	—
Loans with an allowance recorded:
Commercial and industrial	4,969	4,969	3,243	3,217	3,217	1,559
Owner occupied real estate	1,142	1,142	1,142	1,366	1,366	1,366
Commercial construction and land development	—	—	—	3,155	3,155	1,660
Residential	3,069	3,069	1,114	3,078	3,078	524
Consumer	465	465	465	476	476	476
Total impaired loans with an allowance recorded	9,645	9,645	5,964	11,292	11,292	5,585
Total impaired loans:
Commercial and industrial	13,336	14,105	3,243	13,055	15,804	1,559
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	6,987	7,350	1,142	5,822	6,030	1,366
Commercial construction and land development	3,876	3,876	—	11,669	12,202	1,660
Commercial real estate	10,523	10,644	—	10,953	12,795	—
Residential	6,843	7,083	1,114	7,979	8,444	524
Consumer	2,977	3,188	465	3,121	3,344	476
Total impaired loans	$44,542	$46,246	$5,964	$52,599	$58,619	$5,585

The following table presents additional information regarding the Company's impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans with no related allowance:
Commercial and industrial	$8,964	$129	$9,501	$47	$8,310	$205	$9,320	$121
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	4,858	—	3,808	—	4,514	10	2,841	—
Commercial construction and land development	3,357	8	6,366	43	5,243	39	7,399	133
Commercial real estate	9,137	40	10,229	96	9,981	128	11,550	351
Residential	4,074	8	5,355	13	4,261	35	4,942	49
Consumer	2,535	6	3,190	8	2,655	23	3,186	22
Total impaired loans with no related allowance	32,925	191	38,449	207	34,964	440	39,238	676
Loans with an allowance recorded:
Commercial and industrial	1,990	—	4,587	—	2,526	—	5,030	—
Owner occupied real estate	1,909	—	1,399	—	1,973	—	1,418	—
Commercial construction and land development	3,142	—	8,848	—	4,256	—	8,168	—
Commercial real estate	—	—	5,129	—	—	—	4,486	—
Residential	3,069	—	3,091	—	3,072	—	1,381	—
Consumer	465	—	478	—	469	—	214	—
Total impaired loans with an allowance recorded	10,575	—	23,532	—	12,296	—	20,697	—
Total impaired loans:
Commercial and industrial	10,954	129	14,088	47	10,836	205	14,350	121
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	6,767	—	5,207	—	6,487	10	4,259	—
Commercial construction and land development	6,499	8	15,214	43	9,499	39	15,567	133
Commercial real estate	9,137	40	15,358	96	9,981	128	16,036	351
Residential	7,143	8	8,446	13	7,333	35	6,323	49
Consumer	3,000	6	3,668	8	3,124	23	3,400	22
Total impaired loans	$43,500	$191	$61,981	$207	$47,260	$440	$59,935	$676

Impaired loans averaged approximately $47.3 million and $59.9 million for the nine months ended September 30, 2014 and 2013, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income continued to accrue on certain impaired loans totaling $440,000 and $676,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Bank assigns loan risk ratings to commercial loans as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, the Bank tracks loans that are no longer pass rated. We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention within the loan portfolio. Special mention loans are those loans that are currently adequately protected, but potentially weak. The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize the Bank's credit position in the future. Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected. Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its contractual principal and interest payments. Some identifiers used to determine the collectibility are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type are presented in the following tables for the periods ended September 30, 2014 and December 31, 2013. There were no loans classified as doubtful for the periods ended September 30, 2014 or December 31, 2013.

	September 30, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$436,885	$14,475	$19,271	$7,974	$478,605
Commercial tax-exempt	75,986	—	—	—	75,986
Owner occupied real estate	293,622	2,407	9,049	6,954	312,032
Commercial construction and land development	117,308	—	1,752	3,254	122,314
Commercial real estate	584,745	1,061	1,791	6,407	594,004
Total	$1,508,546	$17,943	$31,863	$24,589	$1,582,941

	December 31, 2013
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$410,530	$8,064	$18,333	$10,217	$447,144
Commercial tax-exempt	81,734	—	—	—	81,734
Owner occupied real estate	285,416	3,624	8,539	4,838	302,417
Commercial construction and land development	120,687	—	3,902	8,587	133,176
Commercial real estate	464,408	318	1,757	6,705	473,188
Total	$1,362,775	$12,006	$32,531	$30,347	$1,437,659

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$101,550	$6,157	$107,707
Consumer	220,551	2,421	222,972
Total	$322,101	$8,578	$330,679

	December 31, 2013
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$90,727	$7,039	$97,766
Consumer	212,870	2,577	215,447
Total	$303,597	$9,616	$313,213

A troubled debt restructuring (TDR) is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower which is experiencing financial difficulties, in order for the Bank to have a greater chance of collecting the indebtedness from the borrower. An additional benefit to the Bank in granting a concession is to possibly avoid foreclosure or repossession of loan collateral at a time when collateral values are low.

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and nine month periods ended September 30, 2014 and 2013. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Forbearance agreement	—	$—	—	$—	1	$229	—	$—
Change in amortization period	—	—	—	—	3	261	7	1,022
Combination of concessions	—	—	—	—	1	30	1	125
Owner occupied real estate:
Forbearance agreement	—	—	—	—	—	—	1	193
Accepting interest only for a period of time	—	—	—	—	3	1,601	—	—
Change in amortization period	—	—	—	—	1	128	—	—
Commercial construction and land development:
Material extension of time	1	34	1	1,749	2	276	4	2,801
Forbearance agreement	—	—	—	—	3	2,185	—	—
Change in amortization period	—	—	—	—	1	214	—	—
Combination of concessions	1	3,546	—	—	1	3,546	—	—
Commercial real estate:
Change in amortization period	—	—	—	—	14	1,893	—	—
Combination of concessions	1	3,275	—	—	1	3,275	3	2,945
Residential:
Material extension of time	—	—	1	134	—	—	2	394
Forbearance agreement	—	—	1	3,096	—	—	1	3,096
Interest rate adjustment	—	—	—	—	1	143	—	—
Change in amortization period	—	—	1	346	—	—	1	346
Consumer:
Material extension of time	—	—	—	—	—	—	1	35
Forbearance agreement	—	—	1	480	—	—	1	480
Total	3	$6,855	5	$5,805	32	$13,781	22	$11,437

The following table represents loans receivable modified as TDR within the 12 months previous to September 30, 2014 and 2013, respectively, and that subsequently defaulted during the three and nine month periods ended September 30, 2014 and 2013, respectively. The Bank's policy is to consider a loan past due or delinquent if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	1	$179	7	$1,288	10	$5,051
Owner occupied real estate	—	—	—	—	4	1,792	2	1,580
Commercial construction and land development	2	448	—	—	4	2,376	2	2,426
Commercial real estate	—	—	—	—	—	—	3	2,943
Residential	1	341	1	3,089	4	3,811	2	3,348
Consumer	—	—	1	477	1	476	2	575
Total	3	$789	3	$3,745	20	$9,743	21	$15,923

Of the 20 contracts that subsequently payment defaulted during the nine month period ended September 30, 2014, seven were still in payment default at September 30, 2014.

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

The Company had $37.1 million and $37.2 million of standby letters of credit at September 30, 2014 and December 31, 2013, respectively. The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. There was no liability for guarantees under standby letters of credit for the periods ended September 30, 2014 and December 31, 2013.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $628.4 million and $561.0 million in total unused commitments, including the standby letters of credit, at September 30, 2014 and December 31, 2013, respectively. Management does not anticipate any material losses as a result of these transactions.

NOTE 6.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company has entered into a land lease for the premises located at 2121 Lincoln Highway East, East Lampeter Township, Lancaster County, Pennsylvania and is currently constructing a full-service store on this property which is scheduled to open in early December 2014.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively, by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
U.S. Government agency securities	$31,827	$—	$31,827	$—
Residential MBSs	60,502	—	60,502	—
Agency CMOs	434,929	—	434,929	—
Municipal securities	29,840	—	29,840	—
Securities available for sale	$557,098	$—	$557,098	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
U.S. Government agency securities	$29,926	$—	$29,926	$—
Residential MBSs	62,500	—	62,500	—
Agency CMOs	467,064	—	467,064	—
Municipal securities	26,433	—	26,433	—
Securities available for sale	$585,923	$—	$585,923	$—

As of September 30, 2014 and December 31, 2013, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans, measured at fair value, include those loans that the Company has measured impairment of based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 15% to 35% at September 30, 2014 ; the weighted-average rate was 20% as of September 30, 2014 as compared to 21% at December 31, 2013; inventory is generally discounted at 50%, equipment is generally discounted by 30% to 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the present value of expected future cash flows or it is calculated based on discounted collateral values if the loan is collateral dependent.

At September 30, 2014, the cumulative fair value of seven impaired loans with individual allowance allocations totaled $3.7 million, net of valuation allowances of $6.0 million and the current fair value of impaired loans that were partially charged off during the first nine months of 2014 totaled $2.8 million at September 30, 2014, net of charge-offs of $1.1 million. At December 31, 2013, the cumulative fair value of six impaired loans with individual allowance allocations totaled $5.7 million, net of valuation allowances of $5.6 million and the current fair value of impaired loans that were partially charged off during 2013 totaled $10.4 million, net of charge-offs of $2.9 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At September 30, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure. At December 31, 2013, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $1.9 million, which was net of a valuation allowance of $62,000.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans with specific allocation	$3,681	$—	$—	$3,681
Impaired loans net of partial charge-offs	2,821	—	—	2,821
Total	$6,502	$—	$—	$6,502

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans with specific allocation	$5,707	$—	$—	$5,707
Impaired loans net of partial charge-offs	10,428	—	—	10,428
Foreclosed assets	1,938	—	—	1,938
Total	$18,073	$—	$—	$18,073

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the nine months ended September 30, 2014.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at September 30, 2014 and December 31, 2013:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. The Company did not write down any loans held for sale during the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at September 30, 2014 and December 31, 2013.

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

The estimated fair values of the Company's financial instruments were as follows at September 30, 2014 and December 31, 2013:

Fair Value Measurements at September 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$45,621	$45,621	$45,621	$—	$—
Securities	887,515	877,238	—	877,238	—
Loans, held for sale	5,088	5,132	—	—	5,132
Loans receivable, net	1,889,080	1,896,605	—	—	1,896,605
Restricted investments in bank stock	21,660	21,660	—	—	21,660
Accrued interest receivable	7,553	7,553	7,553	—	—
Financial liabilities:
Deposits	$2,331,849	$2,334,469	$—	$—	$2,334,469
Short-term borrowings	359,200	359,200	359,200	—	—
Accrued interest payable	260	260	260	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$44,996	$44,996	$44,996	$—	$—
Securities	869,737	849,620	—	849,620	—
Loans, held for sale	6,225	6,371	—	—	6,371
Loans receivable, net	1,727,762	1,734,609	—	—	1,734,609
Restricted investments in bank stock	20,564	20,564	—	—	20,564
Accrued interest receivable	7,059	7,059	7,059	—	—
Financial liabilities:
Deposits	$2,239,621	$2,241,179	$—	$—	$2,241,179
Short-term borrowings	277,750	277,750	277,750	—	—
Long-term debt	15,800	12,642	—	—	12,642
Accrued interest payable	218	218	218	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 8.	Income Taxes

The tax provision for federal income taxes was $2.5 million for the third quarter of 2014, compared to $2.1 million for the same period in 2013. The effective tax rates were 31% for both the quarters ended September 30, 2014 and September 30, 2013, respectively.

The tax provision for federal income taxes was $6.6 million for the first nine months of 2014, compared to $5.2 million for the same period in 2013. The effective tax rates were 30% for both the first nine months months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 9.	Long-term Debt

In September 2014, the Company redeemed $15.0 million of 7.75% fixed rate Trust Capital Securities at 100% of the principal.  The redemption activities included $800,000 which represented the Company’s ownership interest in the subsidiary Trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of September 30, 2014 compared to December 31, 2013 and in some instances September 30, 2013 and statements of income for the three and nine months ended September 30, 2014 compared to the same periods in 2013. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved. You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•
the effects of and changes in, trade, monetary and fiscal policies, including in particular interest rate policies of the Board of Governors of the Federal Reserve System, including the duration of such policies;

•
general economic or business conditions, either nationally, regionally or in the communities in which we do business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and loan performance or a reduced demand for credit;

•	federal budget and tax negotiations and their effects on economic and business conditions in general and our customers in particular;

•	the federal government’s inability to reach a deal to permanently raise the debt ceiling and the potential negative results on economic and business conditions;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance as well as enhanced expectations of regulators);

•
possible impacts of the capital and liquidity requirements of the Basel III standards as implemented or to be implemented by the Federal Reserve and other US regulators, as well as other regulatory pronouncements and prudential standards;

•	changes in regulatory policies on positions relating to capital distributions;

•	ability to generate sufficient earnings to justify capital distributions;

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers' ability to meet credit obligations;

•	our ability to manage current levels of impaired assets;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses or any provisions;

•	the views and actions of the Consumer Financial Protection Bureau regarding consumer credit protection laws and regulations;

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that banks pay to the fund;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies, including regulatory expectations regarding enhanced compliance programs;

•	our ability to continue to grow our business internally or through acquisitions and successful integration of new or acquired entities while controlling costs;

•	deposit flows;

•	inability to achieve anticipated cost savings in the amount of time expected, and the emergence of unexpected offsetting costs in the compliance or risk management areas or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically and effectively;

•	the loss of key officers or other personnel;

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

•
interruption or breach in security of our information systems, including cyber-attacks, resulting in failures or disruptions in customer account management, general ledger processing and loan or deposit systems or disclosure of confidential information;

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

EXECUTIVE SUMMARY

For the three and nine months ended September 30, 2014, we continued our focus on strong balance sheet growth as well as the Company's profitability which resulted in the highest single quarterly net income in Metro's 29 year history. The net income figure of $5.5 million recorded for the third quarter of 2014 also represents Metro's seventh straight quarter of posting record net income.

The $15.5 million of net income recorded for the first nine months of 2014 also represents record results for the first nine months of the year.

Income Statement Highlights:

•
The Company recorded net income of $5.5 million, or $0.38 per diluted common share, for the third quarter of 2014 compared to net income of $4.7 million, or $0.32 per diluted common share, for the same period one year ago; an $825,000, or 18%, increase. Net income for the first nine months of 2014 totaled $15.5 million, or $1.07 per diluted common share; up $3.2 million, or 26%, over $12.4 million, or $0.86 per diluted common share recorded for the first nine months of 2013.

•
Total revenues (net interest income plus noninterest income) for the third quarter of 2014 were $32.5 million, up $2.1 million, or 7%, over total revenues of $30.4 million for the same quarter one year ago. Total revenues for the first nine months of 2014 increased $4.4 million, or 5%, over the first nine months of 2013.

•
Return on average stockholders' equity (ROE) was 8.67% for the third quarter of 2014, compared to 8.14% for the same period last year. ROE for the first nine months of 2014 was 8.47%, compared to 7.10% for the first nine months of 2013.

•
The Company's net interest margin on a fully-taxable basis for the third quarter of 2014, which continued to be compressed by the Federal Reserve's monetary policy and resultant interest rate environment, was 3.57%, compared to 3.58% for the third quarter of 2013. The Company's deposit cost of funds for the third quarter was 0.27% and compared to 0.28% for the same period one year ago.

•
The provision for loan losses totaled $2.1 million for the third quarter of 2014, compared to $1.2 million for the third quarter one year ago. The provision for loan losses for the first nine months of 2014 was down $1.2 million, or 23%, from the first nine months of 2013.

•
Noninterest expenses for the third quarter of 2014 were $22.4 million, down $67,000, from the same quarter last year. Total noninterest expenses for the first nine months of 2014 were up $1.0 million, or 2%, compared to the first nine months of 2013.

Balance Sheet Highlights:

•	Loan growth continues to be strong as net loans grew $61.5 million, or 3%, on a linked quarter basis to $1.89 billion and were up $213.8 million, or 13%, over the third quarter 2013.

•	Nonperforming assets were 1.36% of total assets at September 30, 2014, compared to 1.71% of total assets one year ago.

•	Deposits totaled $2.33 billion, up $154.8 million, or 7%, compared to same quarter last year.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 8.96% and a total risk-based capital ratio of 13.58%.

•
Stockholders' equity totaled $253.4 million, or 8.56% of total assets, at the end of the third quarter 2014. At September 30, 2014, the Company's book value per share was $17.76. The market price of Metro's common stock increased by 15% from $21.01 per common share at September 30, 2013 to $24.25 per common share at September 30, 2014.

Summarized below are financial highlights for the three and nine months ended September 30, 2014 compared to the same periods in 2013:

TABLE 1

	At or for the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	% Change	2014	2013	% Change
Total assets	$2,959,847	$2,755,982	7%
Total loans (net)	1,889,080	1,675,251	13
Total deposits	2,331,849	2,177,071	7
Total stockholders' equity	253,362	230,941	10
Total revenues	$32,484	$30,383	7%	$94,387	$90,026	5%
Provision for loan losses	2,100	1,200	75	4,100	5,300	(23)
Total noninterest expenses	22,376	22,443	—	68,179	67,132	2
Net income	5,501	4,676	18	15,526	12,369	26
Diluted net income per common share	0.38	0.32	19	1.07	0.86	24

In mid-October of 2014, the Company announced a comprehensive set of shareholder return and cost-savings initiatives, which we believe will allow Metro to continue to improve profitability, grow the value of the franchise and drive long-term shareholder value. The recently announced initiatives to increase shareholder returns and improve profitability even further include:

•	The initiation of an annual dividend of $0.28 per common share, beginning in the first quarter of 2015;

•	A 5% share repurchase program, beginning in the fourth quarter of 2014;

•	An estimated $3 million reduction of annual operating expenses, when completed;

•	A delay in the development of two branch locations, saving approximately $650,000 in expenses in 2015 and $1.4 million in 2016; and

•	The redemption of $15 million of outstanding Trust Preferred Securities, completed in September 2014, saving approximately $1.1 million in annual interest expense.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2014, which were unchanged from the policies disclosed in Metro’s 2013 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

Monthly, the Bank performs systematic reviews of its loan portfolios to identify probable losses and assess the overall probability of collection. These reviews include an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover estimated probable losses in specific loan types. The estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

As part of the quantitative analysis of the adequacy of the ALL, management based its calculation of probable future loan losses on those loans collectively reviewed for impairment on a rolling two-year period of actual historical losses. Management may adjust the number of years used in the historical loss calculation depending on the state of the local, regional and national economies and other factors and the period of time which management believes will most accurately forecast future losses.

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

The Company's available for sale (AFS) investment security portfolio constitutes 99% of the total assets measured at fair value and all securities are classified as a level 2 fair value measurement (quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability). Management utilizes third party service providers to aid in the determination of the fair value of the portfolio. Most securities are not quoted on an exchange, but are traded in active markets and fair values were obtained from matrix pricing on similar securities.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At September 30, 2014, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Total revenues were $32.5 million for the third quarter of 2014, up $2.1 million, or 7%, over total revenues of $30.4 million for the third quarter in 2013.

For the first nine months of 2014, total revenues were $94.4 million, up $4.4 million, or 5%, compared to $90.0 million earned in the comparable period of 2013.

We derive total revenues from various sources, including:

•	Interest income from our loan portfolio;

•	Interest income from our securities portfolio;

•	Electronic banking services;

•	Fees associated with customer deposit accounts;

•	Fees from issuing loan commitments and standby letters of credit;

•	Fees from various cash management services; and

•	Sales of loans and securities.

Average Balances and Average Interest Rates

Table 2 sets forth balance sheet items on a daily average basis for the three and nine months ended September 30, 2014 and 2013, respectively, and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for these periods.

Third Quarter 2014 compared to Third Quarter 2013

Interest-earning assets averaged $2.81 billion for the third quarter of 2014, up 9% compared to $2.59 billion for the third quarter in 2013. This was primarily the result of a 13% increase in average loans receivable balances over the past twelve months. For the quarter ended September 30, 2014, total loans receivable including loans held for sale, averaged $1.89 billion compared to $1.67 billion for the third quarter in 2013. Total investment securities, including restricted investments in bank stock, averaged $923.1 million and $910.9 million for the third quarter of 2014 and 2013, respectively, a 1% increase. The Company continues to experience strong loan growth as evidenced by the $210.7 million increase in average loans outstanding for the third quarter 2014 compared to the same period in the prior year. During the third quarter of 2014, twelve securities totaling $79.6 million were purchased with a tax effective yield of 2.64%. The Bank had only purchased $1.0 million of securities during the first six months of 2014 and no securities purchases are planned for the fourth quarter of 2014. The growth in total interest-earning assets was funded by an increase in average deposits and average borrowings as discussed below.

The fully-taxable equivalent yield on interest-earning assets for the third quarter of 2014 was 3.87%, a decrease of one basis point (bp) from the comparable period in 2013. The decrease resulted from lower yields on the Company's loans receivable portfolio, offset partially by an increase in yield on the securities portfolio. The decrease in yield on the loan portfolio was the result of the continued low level of general market interest rates as legacy loans outstanding with higher yields continue to pay down contractually and are replaced with loans at lower current market yields. Our floating rate loans currently provide lower yields than our fixed rate loans and represented approximately 44% of our total loans receivable portfolio as of September 30, 2014.

As a result of the current low level of interest rates, coupled with the Federal Reserve's stated intention to maintain this current low-level of short-term interest rates for the foreseeable future, we expect the yields we receive on our interest-earning assets could continue at their current levels, throughout the remainder of 2014 and in 2015 as well.

The average balance of total deposits increased $98.1 million, or 5%, for the third quarter of 2014 over the third quarter of 2013, from $2.12 billion to $2.22 billion. Total average interest-bearing deposits increased by $44.0 million, or 3%, and total average noninterest-bearing deposits increased by $54.1 million, or 13%. Short-term borrowings, which consist of overnight advances from the Federal Home Loan Bank (FHLB), averaged $428.4 million for the third quarter of 2014 compared to $329.9 million for the same quarter of 2013. The slight decrease in the average balance of long-term debt during the third quarter of 2014 compared to the same quarter the prior year, was the result of the redemption of $15.8 million Trust Preferred Securities in late September 2014 which will save the Company approximately $1.1 million in annual interest expense.

The average rate paid on our total interest-bearing liabilities for both the third quarter of 2014 and 2013 was 0.39%. Our deposit cost of funds decreased one bp from 0.28% in the third quarter of 2013 to 0.27% for the third quarter of 2014. The average rate paid on core deposits (total deposits less public time deposits and other noncore deposits) decreased across all categories during the third quarter of 2014 compared to third quarter of 2013. The decrease in the Company's deposit cost of funds is primarily related to the combination of time deposits that matured and renewed at lower rates as well as lower rates paid on savings accounts. These decreases were a result of the continued low level of general market interest rates. As certificates of deposits (CDs) that were originated in past years at higher interest rates have matured over the past twelve months, these funds have been either renewed into new CDs with lower interest rates or shifted by our customers to their checking and/or savings accounts. As a result, our weighted-average rate paid on retail time deposits, decreased by 8 bps from 1.19% for the third quarter of 2013 to 1.11% for the third quarter of 2014. At September 30, 2014, $655.4 million, or 28%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are generally indexed to an internally managed index rate. If short-term market interest rates increase, the cost of these deposits will increase according to the increase in the respective index to which their interest rates are tied.

The average cost of short-term borrowings was 0.30% for the third quarter of 2014 as compared to 0.22% for the third quarter of 2013. The average cost of long-term debt was 8.71% for the third quarter of 2014, compared to 7.77% and 2013. The increased cost reflected the recognition of remaining start-up expenses associated with the $15.0 million Trust Preferred Security due to its third quarter redemption. The aggregate average cost of all funding sources for the Company was 0.32% for both the third quarter of 2014 and for the same quarter of the prior year.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Interest-earning assets averaged $2.74 billion for the first nine months of 2014, up 8%, compared to $2.54 billion for the first nine months of 2013. For the same two periods, total loans receivable including loans held for sale, averaged $1.83 billion in 2014 and $1.62 billion in 2013, respectively, a 13% increase. Total securities, including restricted investments in bank stock, averaged $906.5 million and $925.7 million for the first nine months of 2014 and 2013, respectively.
The fully-taxable equivalent yield on interest-earning assets for the first nine months of 2014 was 3.87%, a decrease of 7 bps versus the comparable period in 2013. This decrease primarily resulted from the continued overall lower level of interest rates as yields declined for loans. The average fully-taxable equivalent yield on the loan portfolio declined 25 bps from 4.86% during the first nine months of 2013 to 4.61% during the first nine months of 2014. The average fully-taxable equivalent yield on the investment portfolio increased 4 bps from 2.34% during the first nine months of 2013 to 2.38% during the first nine months of 2014.

The Company funded the growth in earning assets over the past twelve months both with an increase in short-term borrowings and with the growth of deposits. Short-term borrowings averaged $391.1 million and $295.0 million in the first nine months of 2014 and 2013, respectively. Total average deposits, including noninterest-bearing funds, increased by $73.7 million, or 3%, for the first nine months of 2014 over the same period of 2013 from $2.11 billion to $2.18 billion.

The average rate paid on interest-bearing liabilities for the first nine months of 2014 was 0.38%, compared to 0.41% for the first nine months of 2013. Our deposit cost of funds decreased from 0.29% in the first nine months of 2013 to 0.26% for the same period in 2014. The aggregate cost of all funding sources was 0.31% for the first nine months of 2014, compared to 0.34% for the same period in 2013.

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

TABLE 2

	Three months ended,						Nine months ended,
	September 30, 2014			September 30, 2013			September 30, 2014			September 30, 2013
	Average		Avg.	Average		Avg.	Average		Avg.	Average		Avg.
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities:
Taxable	$885,232	$5,187	2.34%	$881,068	$5,021	2.28%	$873,251	$15,251	2.33%	$895,782	$15,387	2.29%
Tax-exempt	37,869	353	3.73	29,873	284	3.80	33,271	939	3.76	29,871	851	3.80
Total securities	923,101	5,540	2.40	910,941	5,305	2.33	906,522	16,190	2.38	925,653	16,238	2.34
Total loans	1,885,057	22,027	4.59	1,674,334	20,150	4.73	1,831,028	63,782	4.61	1,619,215	59,460	4.86
Total earning assets	$2,808,158	$27,567	3.87%	$2,585,275	$25,455	3.88%	$2,737,550	$79,972	3.87%	$2,544,868	$75,698	3.94%
Sources of Funds
Interest-bearing deposits:
Regular savings	$461,451	$323	0.28%	$458,105	$348	0.30%	$462,189	$978	0.28%	$432,453	$1,009	0.31%
Interest checking and money market	1,058,220	728	0.27	1,039,800	735	0.28	1,053,907	2,155	0.27	1,052,330	2,270	0.29
Time deposits	129,524	363	1.11	123,044	368	1.19	126,740	1,011	1.07	130,506	1,212	1.24
Public time and other noncore deposits	80,861	76	0.37	65,145	52	0.32	71,609	181	0.34	60,026	156	0.35
Total interest-bearing deposits	1,730,056	1,490	0.34	1,686,094	1,503	0.35	1,714,445	4,325	0.34	1,675,315	4,647	0.37
Short-term borrowings	428,440	331	0.30	329,868	189	0.22	391,132	840	0.28	294,978	501	0.22
Long-term debt	14,941	325	8.71	15,800	307	7.77	15,511	939	8.07	22,760	974	5.70
Total interest-bearing liabilities	2,173,437	2,146	0.39	2,031,762	1,999	0.39	2,121,088	6,104	0.38	1,993,053	6,122	0.41
Demand deposits (noninterest-bearing)	485,564			431,438			469,578			435,026
Sources to fund earning assets	2,659,001	2,146	0.32	2,463,200	1,999	0.32	2,590,666	6,104	0.31	2,428,079	6,122	0.34
Noninterest-bearing funds (net)	149,157			122,075			146,884			116,789
Total sources to fund earning assets	$2,808,158	$2,146	0.30%	$2,585,275	$1,999	0.31%	$2,737,550	$6,104	0.30%	$2,544,868	$6,122	0.32%
Net interest income and margin on a tax-equivalent basis		$25,421	3.57%		$23,456	3.58%		$73,868	3.57%		$69,576	3.62%
Tax-exempt adjustment		566			589			1,683			1,775
Net interest income and margin		$24,855	3.49%		$22,867	3.49%		$72,185	3.49%		$67,801	3.53%

Other Balances:
Cash and due from banks	$44,680			$50,839			$43,740			$48,182
Other assets	75,097			71,101			71,533			84,412
Total assets	2,927,935			2,707,215			2,852,823			2,677,462
Other liabilities	17,252			16,157			16,943			16,558
Stockholders' equity	251,682			227,858			245,214			232,825

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

Net interest income on a fully-taxable equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) for the third quarter of 2014 increased by $2.0 million, or 8%, over the same period in 2013. Interest income, on a fully-taxable equivalent basis, on interest-earning assets totaled $27.6 million for the third quarter of 2014 versus $25.5 million for the third quarter of 2013. Interest income on loans receivable including loans held for sale, increased by $1.9 million, or 9%, over the third quarter of 2013 from $20.2 million to $22.0 million. This was the result of a 13% increase in average loans outstanding partially offset by a decrease of 14 bps in the yield on the total loan portfolio compared to the third quarter one year ago.

Total interest expense for the third quarter increased $147,000, or 7%, in 2014. Interest expense on short-term borrowings increased by $142,000 as a result of an increase in the average balance of borrowings as well as an 8 bps increase in rate.

Net interest income, on a fully tax-equivalent basis, for the first nine months of 2014 increased by $4.3 million, or 6%, over the same period in 2013. Interest income on interest-earning assets totaled $80.0 million for the first nine months of 2014, an increase of $4.3 million, compared to the same period in 2013. The increase in interest income earned was primarily the result of the 13% increase in the average balance of loans receivable that helped to offset a 25 bp decrease in the yield on those loans due to the continued low interest rate environment. Total interest expense for the first nine months decreased $18,000 in 2014 versus the the first nine months of 2013. Interest expense on deposits decreased by $322,000, or 7%, for the first nine months of 2014 versus the same period of 2013. Interest expense on short-term borrowings increased by $339,000 for the first nine months of 2014 compared to the same period in 2013. The increase in interest expense associated with short-term borrowings was due to a combination of the higher average balance of such borrowings as well as a 6 bps increase in the average rate paid on such borrowings for the first nine months of 2014 compared to the same period in 2013. The decrease in interest expense on long-term debt was primarily due to the maturity of a $25 million FHLB borrowing with an interest rate of 1.01% which matured in March 2013. Additionally, the Company redeemed $15.0 million of outstanding Trust Preferred Securities, in September 2014, which will save approximately $1.1 million in annual interest expense going forward.

Changes in net interest income are frequently measured by two statistics: net interest rate spread and net interest margin. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Our net interest rate spread on a fully tax-equivalent basis was 3.48% during the third quarter of 2014 compared to 3.49% during the same period in the previous year and was 3.49% during the first nine months of 2014 versus 3.53% during the first nine months of 2013. Net interest margin represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The fully-taxable equivalent net interest margin decreased 1 bp, from 3.58% for the third quarter of 2013 to 3.57% for the third quarter of 2014. For the first nine months of 2014 and 2013, the fully tax-equivalent net interest margin was 3.57% and 3.62%, respectively. This decrease is a result of the previously discussed decrease in yield on interest-earning assets.

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

TABLE 3

	Three Months Ended			Nine Months Ended
	Increase (Decrease)			Increase (Decrease)
2014 versus 2013	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$65	$101	$166	$(290)	$154	$(136)
Tax-exempt	73	(4)	69	97	(9)	88
Interest on loans	2,494	(617)	1,877	7,407	(3,085)	4,322
Total interest income	2,632	(520)	2,112	7,214	(2,940)	4,274
Interest on deposits:
Regular savings	16	(41)	(25)	68	(99)	(31)
Interest checking and money market	(7)	—	(7)	(60)	(55)	(115)
Time deposits	(1)	(4)	(5)	(88)	(113)	(201)
Public funds time and other noncore deposits	14	10	24	29	(4)	25
Short-term borrowings	66	76	142	188	151	339
Long-term debt	(17)	35	18	(44)	9	(35)
Total interest expense	71	76	147	93	(111)	(18)
Net increase (decrease)	$2,561	$(596)	$1,965	$7,121	$(2,829)	$4,292

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate probable loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year probable loss period in the third quarter of 2014 in determining the adequacy of the ALL.

The following table presents the allowance for loan losses and nonperforming loan balances along with related ratios at September 30, 2014 and 2013 as well as at December 31, 2013:

TABLE 4

(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Allowance for loan losses	$24,540	$23,110	$27,425
Allowance as a percentage of total period-end loans	1.28%	1.32%	1.61%
Total nonperforming loans	$33,175	$40,332	$43,494
Nonperforming loans to total loans	1.73%	2.30%	2.55%

Management believes that the provision for loan losses for the three and nine months ended September 30, 2014 adequately supports the allowance balance at September 30, 2014. The following table presents information regarding the provision for loan losses and net loan charge-offs for the three and nine months ended September 30, 2014 compared to the same periods in 2013:

TABLE 5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Provision for loan losses	$2,100	$1,200	$4,100	$5,300
Net loan charge-offs	(1,831)	(1,813)	(2,670)	(3,157)

See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this Management's Discussion and Analysis for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

Total noninterest income for the third quarter of 2014 increased by $113,000, or 2%, over the same period in 2013. The increase was related to a higher level of gains recognized on the sale of residential mortgages on the secondary market. Noninterest income is comprised of service charges on deposit accounts, card income, gains on sales of loans, and gains or losses on sales/calls of securities.

Total noninterest income for the first nine months of 2014 decreased by $23,000 from the same period in 2013. Card income increased by $697,000, or 6%, for the first nine months of 2014 compared to the first nine months of 2013 as the volume of transactions continues to increase.  Conversely, service charges on deposits and other income decreased $277,000 and $176,000, respectively, for the first nine months of 2014 compared to the same period in 2013. Additionally, gains on sales of loans decreased by $283,000, or 35%, directly related to a decrease in the volume of residential loans sold compared to the same period in 2013.

Noninterest Expenses

Third Quarter 2014 compared to Third Quarter 2013

Noninterest expenses decreased by $67,000 for the third quarter of 2014 compared to the same period in 2013. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2014 and September 30, 2013 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $443,000, or 4%, for the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily a result of an increase in employee benefits including medical coverage.

Furniture and equipment expenses totaled $908,000 for the third quarter of 2014, a decrease of $206,000, or 18%, from the third quarter of 2013. This decrease was due to certain equipment the Bank had fully depreciated in 2013, resulting in less depreciation expense in the third quarter of 2014.

Advertising and marketing expenses increased $161,000, or 45%, to $519,000 for the third quarter of 2014 compared to the third quarter of 2013. This increase was related to an overall higher level of marketing activity in the third quarter of 2014.

Loan expense totaled $153,000 for the third quarter of 2014, a decrease of $153,000, or 50%, from the third quarter of 2013. This decrease resulted from the sale of the Company's credit card portfolio in the third quarter of 2013, thus eliminating credit card expenses combined with a decrease in other loan related expenses.

The remaining noninterest expense categories with the exception of one category, shown on the Consolidated Statements of Income incurred minor decreases for the third quarter of 2014 compared to the third quarter of 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

For the first nine months of 2014, noninterest expenses increased by $1.0 million, or 2%, compared to the first nine months of 2013. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first nine months of 2014 were $33.7 million, an increase of $1.7 million, or 5%, compared to the first nine months of 2013. This increase was primarily a combined result of an increase in employee compensation levels and benefits including medical coverage.

Furniture and equipment expenses totaled $2.9 million for the first nine months of 2014, a decrease of $454,000, or 13%, from the first nine months of 2013.  The decrease was due to the previously mentioned reduction in depreciation expense as well as a reduction in disposal losses.

Advertising and marketing expenses for the first nine months of 2014 was $1.3 million, an increase of $185,000, or 17%, compared to the first nine months of 2013. This increase resulted from an overall higher level of marketing activity for the first nine months of 2014 compared to the same period in 2013.

Loan expenses totaled $1.2 million for the first nine months of 2014, a decrease of $506,000, or 30%, compared to the same period in 2013 due in large part to decrease in credit card expenses as a result of the Company selling its credit card portfolio in the third quarter of 2013 as well as the recovery of legal fees and other related expenses that were expensed in prior periods on a few problem commercial real estate loans.

Each of the remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor increases or decreases for the first nine months of 2014 compared to the same period in 2013.

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income and nonrecurring expense. For the third quarters of 2014 and 2013 this ratio equaled 2.00% and 2.18%, respectively, reflecting continued disciplined expense management in the third quarter of 2014 despite an 8% increase in average assets. For the nine months ended September 30, 2014, the ratio equaled 2.15% compared to 2.24% for the nine months ended September 30, 2013, again reflecting the Company's focus on containing costs while showing strong balance sheet growth.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. For the quarter ended September 30, 2014, the operating efficiency ratio was 68.9%, compared to 73.7% for the same period in 2013. The decrease in the operating efficiency ratio relates to a 7% increase in total revenues combined with a flat level of noninterest expenses. The efficiency ratio equaled 72.2% for the first nine months of 2014, compared to 74.5% for the first nine months of 2013. The decrease for the nine months ended September 30, 2014 versus September 30, 2013 was mostly due to a 5% increase in total revenues partially offset by a 2% increase in total noninterest expenses.

Provision for Federal Income Taxes

The following table presents information regarding the provision for federal income taxes and the effective and statutory tax rates for the three and nine months ended September 30, 2014 compared to the same periods in 2013:

TABLE 6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Provision for federal income taxes	$2,507	$2,064	$6,582	$5,225
Effective tax rate	31%	31%	30%	30%
Statutory tax rate	35%	35%	35%	35%

Net Income and Net Income per Common Share

The major categories of the income statement and their respective impact to the increase in net income for the three and nine months ended September 30, 2014 and September 30, 2013 is presented below:

TABLE 7

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Net interest income	$24,855	$22,867	$1,988	9%	$72,185	$67,801	$4,384	6%
Provision for loan losses	2,100	1,200	900	75	4,100	5,300	(1,200)	(23)
Noninterest income	7,629	7,516	113	2	22,202	22,225	(23)	—
Noninterest expenses	22,376	22,443	(67)	—	68,179	67,132	1,047	2
Provision for income taxes	2,507	2,064	443	21	6,582	5,225	1,357	26
Net income	$5,501	$4,676	$825	18%	$15,526	$12,369	$3,157	26%
Net Income per Common Share
Basic	$0.39	$0.33	$0.06	18%	$1.09	$0.87	$0.22	25%
Diluted	0.38	0.32	0.06	19	1.07	0.86	0.21	24

Return on Average Assets and Average Stockholders' Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Return on average stockholders' equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity.

The annualized ratios for ROA and ROE are presented in the following table for the three and nine months ended September 30, 2014 compared to the same periods in 2013:

TABLE 8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Return on average assets	0.75%	0.69%	0.73%	0.62%
Return on average stockholders' equity	8.67	8.14	8.47	7.10

FINANCIAL CONDITION

Securities

The Company maintains a securities portfolio in order to provide liquidity, to manage interest rate risk and to use as collateral on certain deposits and borrowings. The investment securities portfolio totaled $887.5 million at September 30, 2014, a $17.8 million increase over $869.7 million at December 31, 2013 primarily due to reinvestment of cash flows in both the available for sale (AFS) and held to maturity (HTM) portfolios. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) decreased by $6.4 million from an unrealized loss of $16.5 million at December 31, 2013 to an unrealized loss of $10.1 million at September 30, 2014 as the general level of market interest rates declined during the first nine months of September 30, 2014, thus increasing the fair market value associated with the Company's AFS portfolio.

See Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended September 30, 2014, included herein, for further analysis regarding the Company's securities portfolio.

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

During the first nine months of 2014, total gross loans receivable increased by $162.7 million, or 9% (nonannualized), from $1.75 billion at December 31, 2013 to $1.91 billion at September 30, 2014. Gross loans receivable represented 82% of total deposits and 65% of total assets at September 30, 2014, as compared to 78% and 63%, respectively, at December 31, 2013. The Bank experienced growth in all but two loan categories over the first nine months of 2014 primarily as a result of continued general economic improvement in the markets we serve.

The Company's particularly strong growth in commercial real estate loans reflects a steady progression over the past four quarters in this portfolio, owing to continued strengthening in the real estate markets the Bank serves combined with increased opportunities.

The following table reflects the composition of the Company's loan portfolio as of September 30, 2014 and as of December 31, 2013, respectively:

TABLE 9

(dollars in thousands)	September 30, 2014	% of Total	December 31, 2013	% of Total	$ Change	% Change
Commercial and industrial	$478,605	25%	$447,144	25%	$31,461	7%
Commercial tax-exempt	75,986	4	81,734	5	(5,748)	(7)
Owner occupied real estate	312,032	16	302,417	17	9,615	3
Commercial construction and land development	122,314	6	133,176	8	(10,862)	(8)
Commercial real estate	594,004	31	473,188	27	120,816	26
Residential	107,707	6	97,766	6	9,941	10
Consumer	222,972	12	215,447	12	7,525	3
Gross loans	$1,913,620	100%	$1,750,872	100%	$162,748	9%
Less: ALL	24,540		23,110		1,430	6
Net loans receivable	$1,889,080		$1,727,762		$161,318	9%

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

The table that follows presents information regarding nonperforming assets at September 30, 2014 and at the end of the previous four quarters. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 10

(dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$7,974	$4,291	$9,014	$10,217	$9,967
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	6,954	6,401	6,005	4,838	4,924
Commercial construction and land development	3,254	9,028	10,734	8,587	11,723
Commercial real estate	6,407	5,793	6,043	6,705	6,904
Residential	6,157	6,341	6,551	7,039	7,316
Consumer	2,421	2,479	2,524	2,577	2,541
Total nonaccrual loans	33,167	34,333	40,871	39,963	43,375
Loans past due 90 days or more and still accruing	8	2,335	—	369	119
Total nonperforming loans	33,175	36,668	40,871	40,332	43,494
Foreclosed assets	7,162	4,020	3,990	4,477	3,556
Total nonperforming assets	$40,337	$40,688	$44,861	$44,809	$47,050
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$12,495	$17,748	$19,862	$17,149	$23,621
Accruing TDRs	10,791	11,309	9,970	12,091	11,078
Total TDRs	$23,286	$29,057	$29,832	$29,240	$34,699
Nonperforming loans to total loans	1.73%	1.98%	2.27%	2.30%	2.55%
Nonperforming assets to total assets	1.36%	1.42%	1.57%	1.61%	1.71%
Nonperforming loan coverage	74%	66%	59%	57%	63%
Nonperforming assets / capital plus ALL	15%	15%	17%	18%	18%

The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2013 and September 30, 2014 are discussed in the paragraphs that follow.

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

Total nonaccrual loans decreased by $6.8 million in the first nine months of 2014 to $33.2 million compared to $40.0 million at December 31, 2013.

The following table details the change in the total of nonaccrual loan balances for the three and nine months ended September 30, 2014:

TABLE 11

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2014
Nonaccrual loans beginning balance	$34,333	$39,963
Additions	9,333	18,933
Principal charge-offs	(2,086)	(4,862)
Pay downs	(4,610)	(13,222)
Upgrades to accruing status	(44)	(3,381)
Transfers to foreclosed assets	(3,759)	(4,264)
Nonaccrual loans ending balance	$33,167	$33,167

During the third quarter of 2014, the additions to nonaccrual status of $9.3 million consisted of 15 commercial loans ranging from $3,000 to approximately $3.3 million and 23 consumer loans averaging $76,000 each of unpaid principal balances. The pay downs of $4.6 million along with charge-offs of $2.1 million and transfers to foreclosed real estate of $3.8 million, ultimately caused the reduction of nonaccrual loans during the third quarter. Current nonaccrual commercial loans are not concentrated in any particular industry or business. As reflected above, the portfolio is frequently changing with new additions, pay downs, upgrades, transfers to foreclosed real estate, and charge-offs when necessary.

The table and discussion that follow provide additional details of the components of our nonaccrual commercial loan categories.

TABLE 12

	Nonaccrual Loans
(dollars in thousands)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Commercial and Industrial:
Number of loans	34	28	36	35	38
Number of loans greater than $1 million	2	1	2	3	3
Average outstanding balance of those loans:
Greater than $1 million	$2,193	$1,079	$1,918	$1,807	$1,824
Less than $1 million	$121	$130	$153	$150	$129
Owner Occupied Real Estate:
Number of loans	19	19	18	13	16
Number of loans greater than $1 million	1	1	3	2	2
Average outstanding balance of those loans:
Greater than $1 million	$1,142	$1,317	$1,253	$1,448	$1,475
Less than $1 million	$325	$297	$166	$199	$160
Commercial Construction and Land Development:
Number of loans	2	7	7	4	10
Number of loans greater than $1 million	1	3	4	3	4
Average outstanding balance of those loans:
Greater than $1 million	$3,054	$2,556	$2,508	$2,798	$2,704
Less than $1 million	$208	$342	$237	$203	$153
Commercial Real Estate:
Number of loans	26	27	28	29	29
Number of loans greater than $1 million	1	1	1	1	1
Average outstanding balance of those loans:
Greater than $1 million	$2,291	$1,793	$1,846	$2,346	$2,257
Less than $1 million	$166	$155	$156	$157	$167

Foreclosed Assets
Foreclosed assets totaled $7.2 million at September 30, 2014 compared to $4.5 million at December 31, 2013. The total is comprised of eight properties at September 30, 2014 with the largest property carried at $2.2 million. The increase in foreclosed real estate during the third quarter of 2014 is the result of the transfer in of four properties totaling $3.8 million with two properties making up 98% of the quarterly transfer in, offset partially by the sale of four properties with a combined carrying value of $617,000.
The increase in foreclosed real estate during the first nine months of 2014 is the result of the transfer in of seven properties totaling $4.3 million offset partially by the sale of 11 properties with a combined carrying value of $1.6 million. The sales of these properties resulted in a net gain of $73,000.
The Bank obtains third party appraisals on foreclosed real estate to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. All appraisals are performed by a Board approved, certified general appraiser. The Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any unpaid real estate taxes and any costs to sell before the properties are transferred to foreclosed real estate. Subsequent to transferring a property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals, and offers for purchase or prices on comparable properties in the proximate vicinity.
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

Nonaccrual TDRs may be reclassified as accruing TDRs when the borrower has consistently made contractual payments of principal and interest for at least six consecutive months and the Bank expects full repayment of the modified loan's principal and interest. The loan will no longer be classified as a TDR when the interest rate is equal to or greater than the rate that the Bank was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is no longer impaired based on the terms specified by the restructuring agreement.

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $44.5 million at September 30, 2014 with an aggregate specific allowance allocation of $6.0 million compared to impaired loans totaling $52.6 million at December 31, 2013 with a $5.6 million aggregate specific allowance allocation. The total combined specific allowance allocations at September 30, 2014 related to five loan relationships compared to four loan relationships at December 31, 2013.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended September 30, 2014, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.
The past due portfolio is constantly in various stages of collection efforts which include: restructures when appropriate, foreclosures or charge-off. During the first nine months of 2014, $15.0 million of the 49.1 million of past due loans at December 31, 2013 improved to current status at September 30, 2014. Another $8.3 million of past due loan balances paid off during the first nine months of 2014. Additionally, $3.5 million and $4.3 million of those loans past due at December 31, 2013, were charged off and moved to foreclosed real estate, respectively. A total of $18.2 million in current loans at December 31, 2013, subsequently became delinquent and were reported as past due at September 30, 2014. Out of the $18.2 million of loans that became past due after December 31, 2013, $10.3 million were 30-59 days past due, $1.6 million were 60-89 days past due while the remainder, or $6.3 million were 90 days past due or greater at September 30, 2014, with $9.7 million of those loans classified as nonaccrual.

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
Management's ALL Committee has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at September 30, 2014.
Any criticized or classified loan not considered impaired is reviewed to determine if impairment exists. Such loan classifications totaled $44.9 million at September 30, 2014 compared to $38.6 million at December 31, 2013 and were comprised of $17.2 million of special mention rated loans and $27.7 million of substandard accruing loans which were not deemed impaired. These problem loans were included in the general pool of loans to determine the adequacy of the ALL at September 30, 2014.

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

Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired. Nonaccrual loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists. Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. At September 30, 2014, approximately 40%, of the $6.0 million specific reserves were included in the allowance as a specific reserve at December 31, 2013.

The ALL as a percentage of total loans receivable was 1.28% at September 30, 2014, compared to 1.32% at December 31, 2013. The increase in the dollar amount of the ALL balance from December 31, 2013 to September 30, 2014 was primarily the result of additional provisioning related to the overall increase in total loans receivable. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 74% as of September 30, 2014 compared to 57% at December 31, 2013. See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at September 30, 2014 were $2.33 billion, up $92.2 million, or 4% (nonannualized), over total deposits of $2.24 billion at December 31, 2013. The composition of the Company's deposits at September 30, 2014 and December 31, 2013 was as follows:

TABLE 13

(in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$494,082	$443,287	$50,795	11%
Interest checking and money market	1,157,981	1,110,568	47,413	4%
Savings	459,526	496,495	(36,969)	(7)%
Time	220,260	189,271	30,989	16%
Total	$2,331,849	$2,239,621	$92,228	4%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At September 30, 2014, short-term borrowings totaled $359.2 million as compared to $277.8 million at December 31, 2013. This large increase was to help fund the previously mentioned $162.7 million growth in loans outstanding. Average short-term borrowings for the first nine months of 2014 were $391.1 million as compared to $295.0 million for the first nine months of 2013. The year over year increase was the result of utilizing such borrowings to supplement deposit growth in order to fund the year over year increase in average earning assets. The average rate paid on the short-term borrowings was 0.28% for the first nine months of 2014 compared to 0.22% for the first nine months of 2013.

Long-Term Debt

At September 30, 2014 the Company had no long-term debt compared to $15.8 million at December 31, 2013. During late September of 2014, the Company called and retired $15.0 million of 7.75% fixed rate Trust Capital Securities at par. The retirement of this debt will reduce the Company's pretax interest expense by $1.1 million annually going forward. The December 31, 2013 long-term debt balance consisted of this $15.8 million of Trust Capital Securities through Trust III, our Delaware business trust subsidiary. At December 31, 2013, the Capital Trust Securities qualified as Tier I capital for regulatory capital purposes.

Stockholders' Equity

At September 30, 2014, stockholders' equity increased $23.2 million, or 10% (nonannualized), over December 31, 2013. Net income of $15.5 million for the nine months ended September 30, 2014 contributed to the majority of the increase in stockholders' equity. The increase in stockholders' equity was also partially the result of a decrease of $6.4 million in other comprehensive loss as the increase in quoted market prices on the Company's AFS securities portfolio decreased their unrealized loss position, net of income tax impacts, from December 31, 2013 to September 30, 2014. A summary of the Company's stockholders' equity section for the current quarter ended compared to December 31, 2013 is presented in Table 14 and the Company's equity to asset ratios are presented in Table 15.

TABLE 14

(dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Preferred stock	$400	$400	$—	—%
Common stock	14,206	14,157	49	—
Surplus	159,882	158,650	1,232	1
Retained earnings	88,957	73,491	15,466	21
Accumulated other comprehensive loss	(10,083)	(16,515)	6,432	(39)
Total stockholders' equity	$253,362	$230,183	$23,179	10%

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either September 30, 2014 or December 31, 2013. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 15

	September 30, 2014	December 31, 2013
Total stockholders' equity to assets (GAAP)	8.56%	8.28%
Less: Effect of excluding preferred stock	0.03%	0.04%
Tangible common equity to tangible assets	8.53%	8.24%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital (including Tier 1 capital) of at least 8% of risk-weighted assets. Tier 1 capital includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital includes total Tier 1 capital, limited life preferred stock, qualifying debt instruments and the ALL. The capital standard based on average assets, also known as the "leverage ratio", requires all, but the most highly-rated, banks to have Tier 1 capital of at least 4% of total average assets. At September 30, 2014, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 16

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Total Capital	13.58%	14.59%	13.54%	14.09%	8.00%	10.00%
Tier 1 Capital	12.42	13.41	12.38	12.91	4.00	6.00
Leverage ratio (to total average assets)	8.96	9.39	8.93	9.04	4.00	5.00

The decrease in each of the capital ratios shown above is primarily a result of the Company's 13% year over year net loan growth combined with the redemption of $15 million of Trust Preferred Securities which were included in Tier 1 and Total Risk-Based Capital.

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

The following table compares the impact on forecasted net interest income at September 30, 2014 and 2013 of a plus 300, plus 200 and plus 100 bp change in interest rates.

TABLE 17

	September 30, 2014		September 30, 2013
	12 Months	24 Months	12 Months	24 Months
Plus 300	(1.70)%	2.26%	(2.12)%	0.12%
Plus 200	(1.44)	1.12	(1.70)	(0.31)
Plus 100	(0.99)	0.13	(1.15)	(0.65)

This quarter's net interest income changes as shown above, indicate negative first year impacts to net interest income in all scenarios presented, but positive two year impacts in all scenarios. The negative one year impacts reflect the funding of a portion of fixed rate investment and loan growth that has occurred over the last two years with overnight borrowings with rates that increase immediately in rising interest rate scenarios and result in shrinking net interest margins. The Company’s current projections call for the extension of a portion of its borrowing position into three to five year maturity term advances to provide long-term protection from rising interest rates. In addition, the Company is aggressively attracting reasonably-priced, long-term CD accounts to further insulate its future interest expense from any negative impacts of rising rates. The combination of these actions is projected to contribute to the positive two year impact to net interest income in the rising rate scenarios as shown above.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At September 30, 2014 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. Management believes the core deposit premiums produced by its market value of equity model at September 30, 2014 provide an accurate assessment of our interest rate risk. The most recent study calculates an average life of our core deposit transaction accounts of 9.6 years.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of September 30, 2014 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $770.1 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank of Philadelphia's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures.

The Company's potential and available liquidity through FHLB and other secondary sources for September 30, 2014 and December 31, 2013 are presented in the following table.

TABLE 18

			Increase/
(in thousands)	September 30, 2014	December 31, 2013	(Decrease)
Potential liquidity	$805,115	$722,453	$82,662
Available liquidity	395,766	369,577	26,189

The $82.7 million increase in potential liquidity in the first nine months of 2014 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $26.2 million increase in available liquidity occurred as a result of the aforementioned capacity increase, partially offset by the need for a higher borrowing level in the first nine months of 2014.

The Parent Company Liquidity - Uses

At the parent level, primary liquidity obligations include unallocated corporate expenses, funding its subsidiaries, dividend payments to Metro shareholders and common stock or preferred stock share repurchases or acquisitions.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. The Bank issued $7.0 million in dividends to the Parent during the first nine months of 2014 to help cover the cash needed to redeem the $15 million of Trust Preferred Securities. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

See Item 1A. - Risk Factors -  in our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of risk factors affecting the Company. Below is an update of previously disclosed risk factors.

Our ability to pay dividends depends upon the results of operations of our subsidiaries.

Historically, neither the Company nor the Bank has declared or paid cash dividends on its common stock since the Bank began operations in June 1985. Our board of directors had followed a policy of retaining earnings for the purpose of increasing the Company's and the Bank's capital for the foreseeable future. On October 14, 2014, the Company announced that the board of directors has decided to initiate an annual cash dividend of $0.28 per common share, payable quarterly at $0.07 per common share commencing in the first quarter of 2015.

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

As of October 31, 2014, our executive officers and directors as a group owned and had the right to vote approximately 7.6% of our outstanding stock and other five percent or greater shareholders, which are institutional holders who have sole or shared voting power with the beneficial owners of the stock, owned and had the right to vote approximately 43% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors. This concentration of ownership might also have the effect of delaying or preventing a change of control of Metro.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No items to report for the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2014.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended September 30, 2014.

Item 5. Other Information.

No items to report for the quarter ended September 30, 2014.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/10/2014	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/10/2014	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

3(ii)	Amended and Restated Bylaws of Metro Bancorp, Inc.
11	Computation of Net Income Per Common Share
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under Exchange Act
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iv) the Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and, (vi) the Notes to Consolidated Financial Statements.