Form 10-K
period 2014-12-31
METRO BANCORP, INC.
filed 2015-03-16
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the Company’s most recently completed second fiscal quarter, June 30, 2014, was $301,818,491.
The number of shares of the registrant’s common stock, par value $1.00 per share, outstanding as of February 28, 2015 was 14,268,772.

DOCUMENTS INCORPORATED BY REFERENCE:

Part II incorporates certain information by reference to the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2014 (the Annual Report). Part III incorporates certain information by reference to the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which the Company plans to file no later than April 30, 2015.

METRO BANCORP, INC.
FORM 10-K CROSS-REFERENCE INDEX

Part I.

Item 1. Business

Forward-Looking Statements

This Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, with respect to the financial condition, liquidity, results of operations, future performance and business of Metro Bancorp, Inc. (Metro or the Company). These forward-looking statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that are not historical facts. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond our control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other changes in laws and regulations affecting the financial services industry (including laws concerning taxes, banking, securities and insurance as well as enhanced expectations of regulators);

•
possible impacts of the capital and liquidity requirements of the Basel III standards as implemented or to be implemented by the Federal Reserve and other US regulators, as well as other regulatory pronouncements and prudential standards;

•	changes in regulatory policies on positions relating to capital distributions;

•	our ability to generate sufficient earnings to justify capital distributions;

•
continued effects of the aftermath of recessionary conditions and the impacts on the economy in general and our customers in particular, including adverse impacts on loan utilization rates as well as delinquencies, defaults and customers' ability to meet credit obligations;

•	our ability to manage current levels of impaired assets;

•	continued levels of loan volume origination;

•	the adequacy of the allowance for loan losses (allowance or ALL) or any provisions;

•	the views and actions of the Consumer Financial Protection Bureau regarding consumer credit protection laws and regulations;

•	changes resulting from legislative and regulatory actions with respect to the current economic and financial industry environment;

•	changes in the Federal Deposit Insurance Corporation (FDIC) deposit fund and the associated premiums that banks pay to the fund;

•	interest rate, market and monetary fluctuations;

•	the results of the regulatory examination and supervision process;

•	unanticipated regulatory or legal proceedings and liabilities and other costs;

•	compliance with laws and regulatory requirements of federal, state and local agencies, including regulatory expectations regarding enhanced compliance programs;

•	our ability to continue to grow our business internally or through acquisitions and successful integration of new or acquired entities while controlling costs;

•	deposit flows;

•	the inability to achieve anticipated cost savings in the amount of time expected, and the emergence of unexpected offsetting costs in the compliance or risk management areas or otherwise;

•	changes in consumer spending and saving habits relative to the financial services we provide;

•	the ability to hedge certain risks economically and effectively;

•	the loss of key officers or other personnel;

•
changes in accounting principles, policies and guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (FASB), and other accounting standards setters;

•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

•	other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and services;

•	rapidly changing technology;

•	our continued relationships with major customers;

•	the effect of terrorist attacks and threats of actual war;

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

General

Metro Bancorp, Inc. is a Pennsylvania business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). The Company was incorporated as Pennsylvania Commerce Bancorp, Inc. on April 23, 1999 and became an active bank holding company on July 1, 1999 through the acquisition of 100% of the outstanding shares of Commerce Bank/Harrisburg, N.A. The Company is a one-bank holding company head-quartered in Harrisburg, Pennsylvania and provides full banking services through its subsidiary, Metro Bank (the Bank). During the second quarter of 2009, Pennsylvania Commerce Bancorp, Inc. changed its name to Metro Bancorp, Inc. and its subsidiary bank, Commerce Bank/Harrisburg, changed its name to Metro Bank.

On September 29, 2006, the Company issued $15.0 million of 7.75% Trust Capital Securities through Commerce Harrisburg Capital Trust III, a Delaware business trust subsidiary of the Company.  Proceeds of this offering were invested in the Bank and all $15.0 million of the Trust Capital Securities qualified as Tier 1 Capital for regulatory capital purposes. On September 26, 2014, the Company repurchased and retired the $15.0 million of Trust Capital Securities.

As of December 31, 2014, the Company had approximately $3.00 billion in assets, $2.38 billion in deposits, $1.98 billion in total net loans (including loans held for sale) and $265.5 million in stockholders’ equity. The Company’s total revenues (net interest income plus noninterest income) were $127.5 million and the Company recorded net income of $21.1 million for the year ended December 31, 2014.

The Company’s principal executive offices are located at 3801 Paxton Street, Harrisburg, Pennsylvania 17111, and its telephone number is (888) 937-0004. The Company’s internet address is www.mymetrobank.com.

As of December 31, 2014, the Company had 878 employees. Management believes the Company’s relationship with its employees is good.

Metro Bank

The Company has one reportable segment, consisting of Metro Bank, as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 of this Report.

On July 13, 1984, the Bank filed an application to establish a state-chartered banking institution with the Pennsylvania Department of Banking, which in 2012 was renamed the Pennsylvania Department of Banking and Securities (PaDOBS). On September 7, 1984, the Bank was granted preliminary approval of its application and on September 11, 1984, was incorporated as a Pennsylvania state-chartered banking institution under the laws of the Commonwealth of Pennsylvania. The Bank opened for business on June 1, 1985.

On October 7, 1994, the Bank was converted from a Pennsylvania state-chartered banking institution to a national banking association under the laws of the United States of America and changed its name to “Commerce Bank/Harrisburg, National Association.”

On June 3, 2008, Metro Bank filed an application to convert from a national charter to a state-chartered banking institution with the PaDOBS. On November 7, 2008, the PaDOBS approved the application to convert from a national bank charter to a state bank charter. As a result of the conversion to a state-chartered bank, the Bank is supervised jointly by the PaDOBS and the FDIC. The Company is supervised by the Board of Governors of the Federal Reserve System (FRB or Federal Reserve Board), which supervises all bank holding companies.

The Bank provides a full range of retail and commercial banking services for consumers and small and mid-sized companies. The Bank’s lending and investment activities are funded principally by retail deposits gathered through its retail store office network.

Service Area

The Bank offers its lending and depository services from its main store in Lemoyne, Pennsylvania, and its thirty-three other full-service stores located in Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, Pennsylvania.

Retail and Commercial Banking Activities

The Bank provides a broad range of retail banking services and products including free personal checking accounts and business checking accounts (subject to a minimum balance), regular savings accounts, money market accounts, interest checking accounts, fixed rate certificates of deposit (CDs), individual retirement accounts, club accounts, debit card services, online banking (including bill payment services, a peer-to-peer payment service via Popmoney®, external account-to-account transfers and same day bill payment capabilities), mobile banking, gift cards, safe deposit facilities and automated teller facilities. Its services also include a full range of lending activities including commercial and industrial, owner occupied real estate, commercial construction and land development and commercial real estate loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity lines of credit, overdraft checking protection, consumer and business credit cards. The Bank also offers construction loans and permanent mortgages for homes. The Bank is a participant in the Small Business Administration (SBA) Loan Program and is an approved lender for qualified applicants.

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

The Company has focused its strategy for disciplined growth, profitability and increasing long-term shareholder value, primarily through the optimization of its community-based retail and commercial banking network. The objective of this corporate strategy is to build value potential for the future as the retail store network matures. The Company’s store concept uses a prototype or standardized store office building, convenient locations and active marketing, all designed to attract low cost core deposits. The Company’s retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation. In addition to the Company’s successful store concept, the Company is committed to continually expanding upon technology-based self service solutions to enhance their customers’ banking experience.

Competitive Business Conditions / Competitive Position

The Company’s current primary service area, the South Central Pennsylvania area, including portions of Cumberland, Dauphin, York, Berks, Lancaster and Lebanon Counties, is characterized by significant competition for banking business. The Bank competes with local commercial banks and numerous regionally-based commercial banks, some of which have assets, capital and lending limits larger than that of the Bank. With respect to its lending activities as well as in attracting demand, savings and time deposits, the Bank also competes with other commercial banks, savings banks, insurance companies, regulated small loan companies, credit unions and with issuers of commercial paper and other securities such as shares in money market funds. Among FDIC-insured institutions, the Bank has a share of approximately 5% of the total bank deposits in its consolidated market footprint.

Other institutions may have the ability to finance wide-ranging advertising campaigns and to allocate investment assets to regions of highest yield and demand. Many institutions offer services, such as trust services and international banking, which Metro does not offer. Several institutions, by virtue of their greater total capital, have substantially higher lending limits than the Bank.

In order to compete with other financial institutions, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small businessperson and professional contacts by the Bank’s officers, directors and employees and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in management’s opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to participate in loans with other financial institutions for amounts not to exceed the Bank’s legal lending limit to a single borrower, which was approximately $41.4 million as of December 31, 2014. As of the end of 2014, the principal balance of sold participations totaled approximately $69.5 million. The Bank may sell participating interests in loans it has originated in order to limit the concentration of credit to any individual or business. The Bank may also participate in loans originated by other financial institutions in order to invest in large loans.

The Bank endeavors to be competitive with all competing financial institutions with respect to interest rates paid on time and savings deposits, its overdraft charges on deposit accounts and interest rates charged on loans.

In consumer transactions, the Bank believes it is able to compete effectively with larger financial institutions because it offers longer hours of operation, more personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements. In addition, the Bank is committed to continually expanding upon technology based self-service solutions to enhance its customers’ banking experience such as online bill payment capabilities, including a peer-to-peer payment service via Popmoney®, external account-to-account transfers, same day bill payment capabilities as well as mobile banking.

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. The regulatory framework is intended primarily for the protection of depositors, other customers and the Deposit Insurance Fund (DIF) of the FDIC and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

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

The Dodd-Frank Act became law in 2010 and will effect significant changes to the U.S. financial system. Much of this law is subject to rulemaking by various agencies, including the Federal Reserve Board, the FDIC and the SEC. As these agencies adopt the requisite regulations, the law is progressively being implemented. Among other things, the Dodd-Frank Act:

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

•	Requires the FDIC to increase the DIF reserve ratio to 1.35% by 2020, with offsets for the effect on banks, such as Metro, that have less than $10 billion in assets.

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

•
Implemented several corporate governance requirements applicable to publicly traded companies, including (i) nonbinding, advisory shareholder votes on executive compensation and the frequency at which shareholders will vote on such compensation; (ii) a separate nonbinding, advisory shareholder vote on compensation payments (“golden parachutes”) to executives when a company seeks shareholder approval of an acquisition, merger, or proposed sale when such payments are triggered by the transaction; (iii) authorization for the SEC rules requiring public companies to include in a company's proxy statement certain shareholders' nominations for the board of directors; (iv) new independence requirements for a company's compensation committee; (v) requirements that a public company adopt a policy mandating recovery of incentive compensation from a current or former executive in the event a restatement of the financial statement is required due to material noncompliance with the SEC's financial reporting requirements; and (vi) enhanced disclosure of the compensation paid to a Chief Executive Officer (CEO) to include such compensation relative to the company's performance and to the median employee compensation. Some of these requirements have become final by the adoption of implementing regulations.

As the various provisions of the Dodd-Frank Act become effective, the Company is adopting the necessary policies and procedures to assure it is in compliance.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, such as Metro. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the CEO and Chief Financial Officer (CFO) of the reporting company; (iii) new standards for auditors and the regulation of audits, including independence provisions that restrict nonaudit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. The Company has addressed the requirements imposed by regulations relating to the Sarbanes-Oxley Act, including forming a Nominating and Corporate Governance Committee (and establishing its charter), adopting a Code of Ethics applicable to the Company’s CEO, CFO and principal accounting officer (in addition to the Code of Conduct already in place for all employees and Board Members of the Company) and meeting NASDAQ’s and the SEC’s procedural and disclosure requirements.

In 1999, the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999 or the GLB Act) became law. The law permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act (CRA), by filing a declaration that the bank holding company wishes to become a financial holding company. As explained below, the Bank meets these requirements but the Company has not elected to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory CRA rating. Banks chartered under the Pennsylvania Banking Code are generally permitted to engage in the same types of activities that are permissible for national banks. We believe the GLB Act and its implementing regulations have had a general effect of increasing competitive pressure in the banking industry and have had a greater impact on large regional and national institutions than on community-based institutions engaged principally in traditional banking activities, such as Metro.  Because the legislation permits bank holding companies to engage in activities previously prohibited altogether or severely restricted because of the risks they posed to the banking system, implementing regulations impose strict and detailed procedural safeguards on affiliations among banking and nonbanking companies in a holding company organization.

The Company is subject to the provisions of the BHC Act and to supervision and examination by the FRB. Under the BHC Act, the Company must secure the prior approval of the FRB before it may own or control, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank (unless it already owns a majority of the voting stock of the bank).

Satisfactory financial condition, particularly with regard to capital adequacy and satisfactory CRA ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The Bank is currently rated “satisfactory” under the CRA. The Company and the Bank are both subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject. Also, at December 31, 2014, the consolidated capital levels of the Company and of the Bank met the definition of a “well-capitalized” financial institution. For further discussion regarding capital adequacy, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 15 of Notes to Consolidated Financial Statements for the year ended December 31, 2014 included in Item 8 in this annual report on Form 10-K.

The Company is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the BHC Act. The FRB may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision for any property or service. Thus, an affiliate of the Company, such as the Bank, may not condition the extension of credit, the lease or sale of property or furnishing of any services on (i) the customer’s obtaining or providing some additional credit, property or services from or to the Bank or other subsidiaries of the Company, or (ii) the customer’s refraining from doing business with a competitor of the Bank, the Company or any of its subsidiaries. The Company and the Bank may impose conditions to the extent necessary to reasonably assure the soundness of credit extended.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on (i) any extension of credit to the bank holding company or any of its subsidiaries, (ii) investments in the stock or other securities of the bank holding company and (iii) taking the stock or securities of the bank holding company as collateral for loans to any borrower.

The Bank

The Bank became a state-chartered bank on November 7, 2008, following approval by the PaDOBS of the Bank’s application to convert from a national bank charter to a state bank charter. The Bank is now supervised jointly by the PaDOBS and the FDIC. The Bank’s deposits are insured by the FDIC up to applicable legal limits. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements. The approval of these agencies is required for the establishment of additional store offices. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the payment of dividends to the Company, extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Under the Change in Bank Control Act and the FDIC's regulations, subject to certain exceptions, no person may acquire control of the Bank without giving at least sixty days’ prior written notice to the FDIC. Under this Act and its regulations, control of the Bank is generally presumed to be the power to vote ten percent (10%) or more of the common stock. The FDIC is empowered to disapprove any such acquisition of control.

The amount of funds that the Bank may lend to a single borrower is limited generally under the Pennsylvania Banking Code of 1965, as amended, to 15% of the aggregate of its capital, surplus and undivided profits and capital securities (all as defined by statute and regulation).

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. The final rules also establish a common equity tier 1 countercyclical capital buffer of up to 2.5% of risk-weighted assets applicable to larger institutions under certain circumstances. If a banking organization fails to hold capital above the minimum capital ratios and the applicable buffers, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation buffer and countercyclical capital buffer (if imposed) will begin on January 1, 2016. The capital conservation buffer will phase in increments of 0.625% per year until it reaches 2.5% of risk-weighted assets on January 1, 2019
Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. The Company and the Bank will make this opt-out election.
The final rules permanently grandfather nonqualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.
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

We have evaluated these new rules and believe the Company and the Bank will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule has not had a material impact on our lending activities and on our statements of income or condition.

Volcker Rule

On December 10, 2013, the federal banking agencies jointly issued a final rule implementing the so-called “Volcker Rule” (set forth in Section 619 of the Dodd-Frank Act). The Volcker Rule prohibits depository institutions, companies that control such institutions, bank holding companies, and the affiliates and subsidiaries of such banking entities, from engaging as principal for the trading account of the banking entity in any purchase or sale of one or more covered financial instruments (so-called “proprietary trading”) and imposes limitations upon retaining ownership interests in, sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. Certain activities involving underwriting, risk mitigation hedging, and transactions on behalf of customers as a fiduciary or riskless principal are not prohibited proprietary trading, including purchases and sales of financial instruments which are either obligations of or issued or guaranteed by (i) the United States or agencies thereof; (ii) a State or political subdivision including municipal securities; or (iii) the FDIC. Notwithstanding these permissible activities, no such activities are permitted if they would (i) involve or result in a material conflict of interest between the banking entity and its clients, customers, or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to a high-risk asset or a high-risk trading strategy; or (iii) pose a threat to the safety and soundness of the banking entity or to the financial stability of the United States. The effective date of the final rule is delayed to July 21, 2015 in order to provide a transitional period for banking entities to conform their activities and policies to the final rule. In December 2014, the FRB extended the conformance period through July 2016 for limitations applicable to funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the conformance period through July 2017. Neither the Company nor the Bank engages in activities prohibited by the Volcker Rule however, we are in the process of evaluating the full impact of the Volcker Rule on our current securities activities and our ownership interests in covered securities and do not believe it will have a material impact on the Company or the Bank.
National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the PaDOBS, the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company cannot be predicted.

Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws are minimal on the Company.

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

Item 1A. Risk Factors

The Company’s financial results are subject to a number of risks. The factors discussed below highlight risks that management believes are most relevant to the Company’s current operations. This list does not capture all risks associated with the Company’s business. Additional risks, including those that generally affect the banking and financial services industries and those that management currently believes are immaterial may also negatively impact the Company’s liquidity, financial position or results of operations.

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

There is no precise method of predicting loan losses. We can give no assurance that our allowance is or will be sufficient to absorb actual loan losses. We maintain an ALL, which is established through a provision for loan losses charged to expense, and which represents management’s best estimate of probable losses that have been incurred within the Bank's existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future events, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL. Increases in nonperforming loans have a significant impact on our ALL.

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

Generally, commercial and industrial, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. These loans comprised 26%, 7% and 29%, respectively, of our loan portfolio at December 31, 2014. The market value of real estate, particularly investment real estate, can fluctuate significantly in a relatively short period of time. In addition, economic downturns can cause businesses to close. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized, resulting in a material adverse effect on our provision for loan losses and on our operating results.

Our earnings and financial condition may be negatively impacted by a slow recovery in the economy of South Central Pennsylvania.

Metro’s business is concentrated in South Central Pennsylvania. Our earnings and financial condition are dependent upon the growth in businesses, population, income, deposits and housing in this geographic area. The South Central Pennsylvania area experienced some economic recovery during 2014. However, economic weakness still exists and the activity in the area has not yet returned to pre-recession levels. Because of the concentration of our business in this region, we are unable to spread the geographic risks over a larger area. While we experienced 14% growth in our net loans in 2014, a sluggish economy could slow future growth and otherwise adversely affect our earnings and financial condition.

Unfavorable economic and market conditions due to the lingering effects of the recent global financial crisis may materially and adversely affect us.

Economic conditions in the United States have stabilized somewhat as inflation remained subdued and economic activity has expanded at a moderate pace. Amid signs of an improving U.S. economy (e.g., an improved housing sector, increased consumer spending and a rebound in employment and overall industrial activity), the economic outlook remains subject to high uncertainty and downside risks. Although signs of a global slowdown persist, it is the fiscal discord in Washington that poses the greatest threat to the U.S. recovery. Future economic developments could have various effects on us, including insolvency of major customers and a negative impact on the investment income we are able to earn on our investment portfolio. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict. Distress in the credit markets and issues relating to liquidity among financial institutions have resulted in the failure of some financial institutions around the world and others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps in efforts to continue or stabilize the financial system, including investing in financial institutions. There can be no assurance that these efforts will succeed. We could be materially adversely affected by: (1) continued or accelerated disruption and volatility in financial markets; (2) continued capital and liquidity concerns regarding financial institutions; (3) limitations resulting from further governmental action in an effort to continue the stabilization or provide additional regulation of the financial system; or (4) recessionary conditions that are deeper or longer lasting than currently anticipated. The Bank cannot be assured that any governmental action would benefit the Bank.

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

As a result of the persistent failure of the federal government to reach agreement over the federal budget, the federal debt and the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. This is in addition to the one-level downgrade announced by Standard & Poor's in August 2011. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises, in which the Company invests and receives lines of credit, on negative watch and another downgrade of the United States' credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Company's financial condition and results of operations.

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

Bank failures in recent years increased the costs of the FDIC and depleted its DIF. Future bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. We generally are unable to control the amount of premiums or special assessments that our subsidiary bank is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock.

We plan to continue to grow rapidly but there are limitations and risks associated with rapid growth.

We experienced significant growth in assets, loans and deposits over the past several years. Our growth continues to be achieved through organic growth. We intend to continue to expand our business and operations in our existing South Central Pennsylvania footprint as well as plan to explore opening new stores in other counties in Pennsylvania in the future where and when it fits within our long-term strategic planning.

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

We anticipate that our existing capital will satisfy our capital requirements for the foreseeable future. In September 2009, we completed a successful common stock offering which raised nearly $78 million. This additional capital provides the foundation for future de novo store growth. However, we may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on various matters, including our financial condition, liquidity and results of operations, as well as on conditions in the capital markets at that time, which are outside of our control. The recent financial crisis that affected the banking system and financial markets has resulted in a tightening in the credit markets, could have an adverse effect on our ability to raise additional capital. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching and/or acquisitions could be materially impaired.

If we raise capital through the issuance of additional shares of our common stock or other securities, it would likely dilute the ownership interests of current shareholders and could dilute the per share book value and earnings per share of our common stock. Consequently, a capital raise through issuance of additional shares may have an adverse impact on our stock price. Furthermore, new investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact current shareholders.

We must continue to attract and retain qualified personnel and maintain cost controls and asset quality.

Our ability to manage growth successfully will depend on our ability to continue to attract and retain management experienced in banking and financial services and familiar with the communities in our market area. As we grow, we must be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could materially adversely affect us. If we grow too quickly and are not able to attract qualified personnel and maintain cost controls and asset quality, we could be materially adversely affected.

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

Our operating income, net income and liquidity depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest-earning assets and the interest rates we pay on interest-bearing deposits, borrowings and other liabilities. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income and therefore our earnings and liquidity could be materially adversely affected. Our earnings and liquidity could also be materially adversely affected if the rates on our loans, securities and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Our operations are subject to risks and uncertainties surrounding our exposure to change in the interest rate environment.

Competition from other banks and financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability and liquidity.

We have substantial competition in originating loans, both commercial and consumer in our market area. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Several of our competitors enjoy advantages, including greater financial resources and access to capital, higher lending limits, a wider geographic presence, a greater number of branch office locations, more aggressive marketing campaigns, more widespread brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower loan origination and operating costs. This competition could reduce our net income and liquidity by decreasing the number and size of loans that the Bank originates and the interest rates we may charge on these loans.

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

Our share price may fluctuate.

The market price of our common stock could be subject to significant fluctuations in response to many factors, including, but not limited to:

•	actual or anticipated variations in our results of operations, liquidity or financial condition;

•	changes in our earnings estimates or those of analysts;

•	our current and future dividend practice;

•	publication of research reports about us or the banking industry generally; and

•	changes in market valuations of similar companies.

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

Our common stock is currently traded on the NASDAQ Global Select Market. During the twelve months ended December 31, 2014, the average daily trading volume for our common stock was approximately 30,000 shares.  As a result, a sale of a substantial number of shares of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive.

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

Historically, neither the Company nor the Bank had declared or paid cash dividends on its common stock since the Bank began operations in June 1985. Our board of directors had followed a policy of retaining earnings for the purpose of increasing the Company's and the Bank's capital for the foreseeable future. On October 14, 2014, the Company announced that the board of directors has decided to initiate an annual cash dividend of $0.28 per common share, payable quarterly at $0.07 per common share commencing in the first quarter of 2015.

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

As of December 31, 2014, our executive officers and directors as a group owned and had the right to vote approximately 10.9% of our outstanding stock and other five-percent-or-greater shareholders, which are institutional holders who have sole or shared voting power with the beneficial owners of the stock, owned and had the right to vote approximately 43.3% of our outstanding common stock. These shareholders, acting together, would be able to influence matters requiring approval by our shareholders, including the election of directors.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may materially adversely affect us.

We are subject to extensive regulation, supervision and legislation which govern almost all aspects of our operations. The laws and regulations applicable to the banking industry could change at any time and are primarily intended for the protection of customers, depositors and the DIFs. Any changes to these laws, regulations or any applicable accounting principles may materially adversely affect us. The Dodd-Frank Act became law on July 21, 2010 and will implement significant changes to the U.S. financial system. Information concerning this law is incorporated by reference to the discussion in this report under "Item 1. Business-Supervision and Regulation." Among the key provisions of the Dodd-Frank Act is the creation of the Bureau of Consumer Financial Protection (Bureau), which is an independent bureau within the Federal Reserve System with broad authority in the consumer finance industry. The Bureau has the authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. These laws were previously administered for all banking institutions by different federal agencies, including the FDIC and the Federal Reserve, both current federal regulators of the Bank and Company, respectively. Going forward, the Bureau will administer federal consumer protection laws for all financial institutions with total assets greater than $10 billion. The FDIC will continue to administer such laws for Metro as long as our total assets do not exceed $10 billion. The Bureau's jurisdiction over the Bank will be secondary to the FDIC; however, the Bureau will have authority to require reports from and to conduct limited examinations of the Bank. The impact of the Dodd-Frank Act on the Company's financial position cannot be estimated at this time. As the required regulations are adopted by the applicable federal agencies and the various provisions of the new law are implemented, the Company will adopt the necessary policies and procedures to assure its compliance.

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
In the ordinary course of the Bank's business activities, including the ongoing maintenance of deposits, loan and other account relationships for the Bank's customers, receiving instructions and effecting transactions for those customers and other users of the Bank's products and services, the Bank regularly collects, processes, transmits and stores significant amounts of confidential information regarding its customers, employees and others. In addition to confidential information regarding the Bank's customers, employees and others, the Company and in some cases a third party, compiles, processes, transmits and stores proprietary, nonpublic information concerning its own business, operations, plans and strategies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, the Company owned 18 properties and leased 25 other properties. The properties owned are not subject to any material liens, encumbrances or collateral assignments. The properties primarily represent current stores, future store sites, loan production offices or other operational support locations. The principal executive office of the Company is owned and is located at 3801 Paxton Street, Harrisburg, Pennsylvania, 17111. The Bank had a total of 33 stores at December 31, 2014 and opened one additional store in January 2015. The stores are located in the following Pennsylvania counties: Cumberland, Dauphin, York, Berks, Lancaster and Lebanon.

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

Metro Bancorp, Inc. common stock currently trades on the NASDAQ Global Select Market under the symbol METR.  The table below sets forth the prices on the NASDAQ Global Select Market for the period beginning January 1, 2013 through December 31, 2014.  As of December 31, 2014, there were approximately 2,500 holders of record of the Company’s common stock.

	Sales Price
Quarter Ended:	High	Low
December 31, 2014	$26.84	$22.25
September 30, 2014	24.61	22.05
June 30, 2014	23.44	20.01
March 31, 2014	22.04	19.08
December 31, 2013	$23.09	$19.85
September 30, 2013	22.65	18.45
June 30, 2013	20.85	15.94
March 31, 2013	17.49	12.85

Dividends and Dividend History

In October 2014, the Company announced its intention to initiate an annual cash dividend of $0.28 per common share, payable quarterly at $0.07 per common share, as part of its plan to enhance shareholder returns. On January 26, 2015, the board of directors declared a cash dividend of $0.07 per common share, which was paid on February 25, 2015 to shareholders of record on February 4, 2015. This was the first cash dividend to be declared or paid on the Company’s common stock since the Company began operations in June 1985. Although the board of directors anticipates continuing the cash dividend in the future, no assurance can be given that cash dividends will be paid. Previously, the Company distributed to common stockholders 5% common stock dividends in December 1992 and annually from February 1994 through February 2004. The Company also distributed to common stockholders a two-for-one stock split (payable in the form of a 100% stock dividend) on August 7, 1995 and again on February 25, 2005.

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

Information concerning securities authorized for issuance under equity compensation plans is set forth in Note 14 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report attached to this Form 10-K as Exhibit 13 and is incorporated herein by reference. Additional information concerning equity compensation plans is included in Part III Item 12 of this Form 10-K. The Company has prepared a graph comparing the cumulative shareholder return on the Company’s common stock as compared to the NASDAQ Bank Index and the NASDAQ Composite Market Index for the years ended December 31, 2010 to December 31, 2014. This graph is included in the Company’s 2014 Annual Report to Shareholders after Table 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Metro Bancorp, Inc. and Subsidiaries
Selected Consolidated Financial Data

		At or For the Year Ended December 31,
(dollars in thousands, except per share data)		2014	2013	2012	2011	2010

Balance Sheet Data:
Total assets		$2,997,572	$2,781,118	$2,634,875	$2,421,219	$2,234,472
Loans held for sale		4,996	6,225	15,183	9,359	18,605
Loans receivable (net)		1,973,536	1,727,762	1,503,515	1,415,048	1,357,587
Securities available for sale		528,038	585,923	675,109	613,459	438,012
Securities held to maturity		324,994	283,814	269,783	196,635	227,576
Deposits		2,380,672	2,239,621	2,231,291	2,071,574	1,832,179
Short-term borrowings and long-term debt		333,475	293,550	154,025	114,200	169,875
Stockholders' equity		265,523	230,183	235,387	220,020	205,351

Income Statement Data:
Net interest income		$97,803	$91,130	$87,198	$82,999	$79,850
Provision for loan losses		6,750	6,875	10,100	20,592	21,000
Noninterest income		29,721	30,190	29,854	30,452	29,380
Noninterest expenses		90,548	89,869	91,144	94,014	97,103
Income (loss) before income taxes		30,226	24,576	15,808	(1,155)	(8,873)
Net income (loss)		21,085	17,260	10,894	289	(4,337)

Common Share Data:
Net income (loss) per common share:	Basic	$1.48	$1.21	$0.77	$0.02	$(0.33)
	Diluted	1.46	1.20	0.77	0.02	(0.33)
Book value per share		18.60	16.19	16.58	15.50	14.86

Selected Ratios:
Performance
Return on average assets		0.73%	0.64%	0.44%	0.01%	(0.20)%
Return on average stockholders' equity		8.46	7.41	4.76	0.13	(2.09)
Net interest margin		3.50	3.51	3.74	3.73	3.89

Liquidity and Capital
Average loans (including loans HFS) to average deposits		83.95%	77.39%	71.60%	74.67%	76.60%
Average stockholders' equity to average total assets		8.64	8.63	9.31	9.18	9.46
Risk-based capital:	Total	13.42	14.59	15.22	15.36	15.83
	Tier 1	12.28	13.41	13.97	14.11	14.58
Leverage ratio		9.00	9.39	9.61	9.99	10.68

Asset Quality:
Net charge-offs to average loans outstanding		0.26%	0.55%	0.44%	1.43%	0.98%
Nonperforming loans to total year-end loans		1.77	2.30	2.13	2.42	3.83
Nonperforming assets to total year-end assets		1.44	1.61	1.33	1.73	2.67
Allowance for loan losses to total year-end loans		1.25	1.32	1.65	1.50	1.57
Allowance for loan losses to year-end nonperforming loans		70.59	57.30	77.47	62.09	40.91

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the Company’s 2014 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the Company’s 2014 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s 2014 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are adequate and effective as of December 31, 2014 to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this report was prepared.

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

The "Management Report on Internal Control over Financial Reporting" required by this item is incorporated by reference to the Company’s 2014 Annual Report, which is attached to this Form 10-K as Exhibit 13.

Item 9B. Other Information

None.

Part III.

Item 10 . Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2015.

In addition to a Code of Business Conduct and Ethics applicable to all employees and the board of directors, the Company has adopted a Code of Ethics for Senior Financial Officers that is specifically applicable to its CEO, CFO and Principal Accounting Officer.  Both of these codes are posted under the Investor Relations link on the Company’s website, www.mymetrobank.com. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers and any waiver applicable to any executive officer, director or senior financial officer.

Item 11. Executive Compensation

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2015.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which we plan to file with the SEC on or before April 30, 2015.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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
4.1
Shareholder Protection Rights Agreement, dated as of February 17, 2015, between the Metro Bancorp, Inc. and Computershare Trust Company, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the resolutions with respect to the Participating Preferred Stock of Metro Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2015)

4.2
Description of the Metro Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to the description of the Plan contained in the prospectus filed with the Company's Registration Statement No. 333-178371 on Form S-3D filed with the SEC on December 7, 2011)

10.1
Master Agreement dated as of November 7, 2008 between Fiserv Solutions, Inc. and Commerce Bank/Harrisburg, N.A. (now Metro Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2008)

10.2
Stipulation and Consent to the Issuance of an Order to Pay Civil Money Penalty dated September 21, 2012 between the FDIC and Metro Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012)

10.3	Termination of consent order dated October 16, 2012 issued by the FDIC to Metro Bank (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on October 23, 2012)
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

10.10	Employment Agreement effective June 1, 2012 with Percival B. Moser, III (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on June 6, 2012)*
10.11	Amended and Restated Employment Agreement effective June 1, 2012 with Mark A. Zody (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 6, 2012)*
10.12	Employment Agreement effective September 17, 2012 with Adam L. Metz (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 20, 2012)*
11	Calculation of EPS**
13	Metro Bancorp, Inc. 2014 Annual Report to Shareholders
16.1	Letter of concurrence from ParenteBeard LLC regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 from the Company's Form 8-K filed with the SEC on July 12, 2013)
21	Subsidiaries of the Company
23.1	Consent of BDO USA, LLP
23.2	Consent of Baker Tilly Virchow Krause, LLP (previously known as ParenteBeard LLC)
24.1	Powers of Attorney executed by the Company’s Directors (included on Signature Page of this Annual Report on Form 10-K)
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by Principal Executive and Financial Officer
99.1	Agreement to Furnish Debt Instruments
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a compensatory plan or arrangement

**
The information required to be presented in Exhibit 11 appears in Note 13 of the Consolidated Financial Statements of the Company’s 2014 Annual Report to Stockholders and is incorporated by reference herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	March 16, 2015	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	March 16, 2015	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints Gary L. Nalbandian, Chairman, President and Chief Executive Officer and Mark A. Zody, Chief Financial Officer and Treasurer and each of them, his true and lawful attorney-in-fact, as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Metro Bancorp, Inc. Annual Report on Form 10-K for the year ending December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gary L. Nalbandian	Chairman of the Board, President and Director (Principal Executive Officer)	March 16, 2015
Gary L. Nalbandian

/s/ Mark A. Zody	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
Mark A. Zody

/s/ James R. Adair	Director	March 16, 2015
James R. Adair

/s/ Douglas R. Berry	Director	March 16, 2015
Douglas R. Berry

/s/ John J. Cardello	Director	March 16, 2015
John J. Cardello

/s/ Douglas S. Gelder	Director	March 16, 2015
Douglas S. Gelder

/s/ Alan R. Hassman	Director	March 16, 2015
Alan R. Hassman

/s/ J. Rodney Messick	Director	March 16, 2015
J. Rodney Messick

/s/ Jessica E. Meyers	Director	March 16, 2015
Jessica E. Meyers

/s/ Michael A. Serluco	Director	March 16, 2015
Michael A. Serluco

/s/ Thomas F. Smida	Director	March 16, 2015
Thomas F. Smida

/s/ Samir J. Srouji, M.D.	Director	March 16, 2015
Samir J. Srouji, M.D.