Form 10-K/A
period 2014-12-31
METRO BANCORP, INC.
filed 2015-04-30
CIK 1085706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

METRO BANCORP, INC.
FORM 10-K/A CROSS-REFERENCE INDEX

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Form 10-K of Metro Bancorp, Inc. (the “Company”) for the year ended December 31, 2014, initially filed with the Securities and Exchange Commission on March 16, 2015 (the “original 2014 Form 10-K”). This Form 10-K/A amends Part III of Form 10-K (Items 10, 11, 12, 13, and 14). The original 2014 Form 10-K stated that information required by these Items would be incorporated by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, which was to be filed with the Securities and Exchange Commission on or before April 30, 2015.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other items in the original 2014 Form 10-K are amended hereby. This amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The Bylaws of Metro provide as follows:

•	the Board of Directors may, from time to time, fix the number of directors;

•	the Board will consist of not less than five nor more than twenty-five directors; and

•	directors will be elected for a one-year term.

The following table shows the name, age, positions with Metro and the Bank and length of board service for each director.

Name & Age	Position with Metro and the Bank	Director Since

Gary L. Nalbandian, 72	Chairman, President and CEO of Metro and the Bank	1985

James R. Adair, 67	Director of Metro and the Bank	2001

Douglas R. Berry, 54	Director of Metro and the Bank	2014

John J. Cardello, CPA, 54	Director of Metro and the Bank	2004

Douglas S. Gelder, 65	Independent Lead Director of Metro and the Bank	1988

Alan R. Hassman, 75	Director of Metro and the Bank	1985

J. Rodney Messick, 44	Director of Metro and the Bank	2012

Jessica E. Meyers, 41	Director of Metro and the Bank	2014

Thomas F. Smida, Esq., 59	Director of Metro and the Bank	2014

Michael A. Serluco, 74	Director of Metro and the Bank	1985

Samir J. Srouji, M.D., 78	Director of Metro and the Bank	1985

Below we have provided for each director, his or her principal occupation and the specific experience, qualifications, attributes or skills that led the Board to conclude that he or she should serve as a director of Metro. Except as otherwise stated, the principal occupation indicated below has been the person's principal occupation for at least the last five years, based upon information furnished by the directors. If applicable, we have also included any public company or investment company directorships held by the directors during the past five years and any required disclosure concerning legal proceedings involving any director.

Gary L. Nalbandian. Mr. Nalbandian, a director of the Bank since 1985 and of Metro since 1999, has been Chairman of the Bank and Metro since the formation of these entities in 1985 and 1999, respectively. Mr. Nalbandian has been President/CEO of the Bank and Metro since February 15, 2002. He was the President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co., Wormleysburg, PA from 2002 to 2012. In 2012, he became the Chairman of NAI/Commercial-Industrial Realty Co. In these roles, Mr. Nalbandian has acquired knowledge of all aspects of the banking industry and environment and understands Metro's business and challenges. He has an excellent working relationship with each member of the Board. Mr. Nalbandian is very active in his community, having served as the Chairman of the Harrisburg University Capital Campaign, Chairman of the West Shore Chamber of Commerce, Chairman of the YMCA's Camp Shickellimy, President of Susquehanna Mental Health Services and as the Vice President of Edgewater Mental Hospital. He has also served on the Board of Trustees for Harrisburg University, on the Philhaven Hospital Capital Campaign, on the Harrisburg University Executive Committee and as a Board member for Team Pennsylvania as well as the Central Pennsylvania Kidney Foundation. Mr. Nalbandian currently serves on the Board of the Pennsylvania Coalition Against Rape. His activities both in and outside of Metro enable him to remain in touch with the banking needs of current and future customers and to gain necessary insights to develop products for the continued growth and success of Metro.

James R. Adair. Mr. Adair, a director of the Bank and of Metro since 2001, is retired from being the owner of Adair Construction Services. Over the course of his career, Mr. Adair has acquired extensive banking and financial oversight experience. Prior to his ownership of Adair Construction Services, he worked for financial institutions including Mellon Bank, N.A., Hamilton Bank and CoreStates. He held various senior level positions at these institutions, including senior vice president for commercial loans, senior credit officer, and senior lending officer with a $10 million lending authority. At Farmers Bank in Hanover, PA, he was chairman of the asset and liability (ALCO) and loan committees. As a ten-year consultant to another National Bank, he advised that bank on strategic planning and commercial lending and credit. At Pinnacle Health System, he served for 16 years as chairman of the finance and audit committee, with responsibility for all aspects of budget and finance for ten operating entities with revenues exceeding $800 million. He also served six years as chairman of the finance and audit committee of Delta Dental of Pennsylvania, a health care organization with revenues exceeding $1 billion. Mr. Adair's extensive banking experience provides invaluable expertise to each of the Metro Board Committees on which he serves.

Douglas R. Berry. Mr. Berry, a director of the Bank and of Metro since 2014, is the CEO and President of Mechanicsburg-based Solar Renewable Energy, LLC (SRE), one of the leading developers, financiers and operators of commercial solar energy systems. Through SRE, he has developed, managed and monitored more than 50 commercial solar systems in the Mid-Atlantic region over the last four years. Mr. Berry is also the CEO and president of Achieve Energy Solutions, LLC (AES). The company is one of the fastest growing energy solution providers in the United States. Currently, AES represents more than 40 energy suppliers as well as 4,000 commercial and residential customers. Mr. Berry has been with SRE and AES since 2010 and 2012, respectively. Prior to his work in the energy industry, Mr. Berry was a certified public accountant partner for more than 25 years. He began his public accounting career with KPMG, one of the largest professional services firms in the world and one of the Big Four auditors.He provided expertise to large financial institutions and clients in the senior living industry through feasibility studies, due diligence, market and demand analysis and loan support. In 2004, Mr. Berry joined ParenteBeard, one of the Mid-Atlantic’s leading regional certified public accounting and consulting firms. During his six years with the firm, he helped grow the practice from six team members to 40 professionals in the Senior Living Service and Hospital Consulting Group of which he was the partner in charge. He also founded the firm’s Renewable Energy and Energy Efficiency Group in 2009. Due to Mr. Berry's extensive knowledge and expertise in accounting and auditing, the Board believes he is qualified to be a member the Audit and Compensation Committees.

John J. Cardello, CPA. Mr. Cardello, a director of the Bank and of Metro since 2004, is a CPA and is President and Managing Shareholder of S&F Company, P.C., in York, PA, which engages in the accounting and consulting business. He has 29 years of auditing and accounting experience. He chairs the firm's board of directors that oversees the management of all offices of the firm. He is responsible for the oversight of the firm's accounting and auditing functions, which include establishing and monitoring audit policies, procedures and risk assessments. Mr. Cardello is a recognized expert on the management of public accounting firms. He has been certified to perform peer review engagements on behalf of other CPA firms. Such review involves evaluating the accounting and quality control procedures of the firms under review and cooperating with management in the formulation of optimum quality assurance systems. Because of Mr. Cardello's extensive accounting and auditing expertise, the Board believes he is qualified to be the chairman of the Audit Committee and a member of the Nominating and Corporate Governance and Enterprise Risk Committees.

Douglas S. Gelder. Mr. Gelder, a director of the Bank since 1988 and of Metro since 1999, is the President and Owner of DSG Development (a land development company) in Hershey, PA. Mr. Gelder holds a Bachelor of Science degree in Business Administration, majoring in marketing and accounting. From 1977 to 1999, he owned ten car dealerships. He is a director on the Dauphin County General Authority. The Board and Metro are able to leverage Mr. Gelder's expertise in dealing with the public acquired from his ownership of car dealerships and his service on the Dauphin County General Authority. Mr. Gelder's 27 years on Metro's Board of Directors have provided him with insight and awareness of Metro's needs, both essential abilities for membership and chairmanship of the Nominating and Corporate Governance Committee as well as the other Committees on which he serves. Mr. Gelder has served on the Nominating and Corporate Governance Committee since the inception of this Committee and has served as its chairman since 2005. In view of this Committee's leadership role in establishing corporate governance principles for Metro, the Board believes that Mr. Gelder is well-suited to serve the Board as its Independent Lead Director.

Alan R. Hassman. Mr. Hassman, a director of the Bank since 1985 and of Metro since 1999, is the Chief Executive Officer ("CEO") of ARH, Inc. in Harrisburg, PA, which engages in the restaurant and hotel businesses. Mr. Hassman has 55 years of business and finance experience, including being a co-founder of Metro Bank. He is also a Partner of Keystone Lodging Enterprises, LP. While serving on the Susquehanna University Board of Regents, he served as a member of the finance and property committees. Because of his service on that property committee as well as his extensive experience from years of owning and managing restaurants and hotels, the Board believes Mr. Hassman is qualified to be the Chairman of the Real Estate Committee. From 1975 to 1985, he served two three-year terms as president of Central Penn Advertising Corporation and managed a $2 million advertising budget. While serving on the board of directors of Dame Media, LLP (operator of radio stations), he served on the finance committee for six years. In addition to his knowledge of business and finance, Mr. Hassman provides the Board and Metro with guidance of how to motivate employees. This knowledge was developed during his lifelong experience of dealing with many and diverse employees in the restaurant and hotel business and is essential for his role as a member of the Compensation Committee.

J. Rodney Messick. Mr. Messick, became a director of the Bank and Metro in December 2012.  He is the Chief Financial Officer ("CFO") of Homesale Realty Service Group, Inc., ("Homesale") parent company of Berkshire Hathaway HomeServices Homesale Realty in Lancaster, PA, which is a leading real estate company serving South Central and Southeastern PA, as well as the Baltimore metro area.  Mr. Messick is also a member/partner in numerous real estate holding LLC's, limited partnerships and other partnerships.  Prior to becoming the CFO of Homesale in 2004, he served as a Vice President and Project Director of a de novo national bank with responsibilities for merger integration.  He also has experience as a residential mortgage loan officer.  Mr. Messick's extensive knowledge of real estate provides invaluable expertise as a member of Metro's Real Estate Committee and his knowledge and responsibilities of being a CFO provide him with the appropriate skills which make him a valuable member of the Audit and Compensation Committees as well.

Jessica E. Meyers. Ms. Meyers, a director of the Bank and of Metro since 2014, is the owner and president of JEM Group, a construction services firm located in Harrisburg. She started the company in October 2003 to serve small- to mid-sized project customers with a focus on delivering personalized and professional services to both the public and private sectors throughout Central Pennsylvania. Prior to founding JEM Group, she was a vice president at Reynolds Construction Management, Inc. where she contributed more than nine years of service and leadership. Ms. Meyers currently serves on the Board of Trustees of Harrisburg University of Science and Technology, the Pennsylvania Commission for Women and the Minimum Wage Advisory Board of the Pennsylvania Department of Labor and Industry. In addition, she is vice chairperson of the AAA Central Penn Board of Directors. Ms. Meyers twelve years of experience and achievement of founding and leading her own successful company makes her a valuable member of the Nominating and Corporate Governance Committee as well as the Enterprise Risk Committee.

Michael A. Serluco. Mr. Serluco, a director of the Bank since 1985 and of Metro since 1999, is the owner of Consolidated Properties in Wormleysburg, PA, which engages in the business of real estate investment. Mr. Serluco founded Consolidated Properties, a sole proprietorship, in 1967 and has grown the company to develop, own and manage residential and commercial properties across Central Pennsylvania, including hotels, warehouses, apartment buildings and land development. He also owns Capital City Car Wash and serves on the board of directors of a local manufacturing and processing organization and serves as Chairman of the board of directors of Holy Spirit Hospital. As an entrepreneur and director of Metro since he co-founded the Bank, Mr. Serluco brings to the Board his intimate knowledge of the philosophies and strategies that have grown the Bank, along with an appreciation of the needs of an investor. He is able to effectively balance the needs of the investor with protection of the Bank's interests to create successful projects and long-term banking relationships. His extensive experience as an owner of multiple companies combined with his leadership roles through other board memberships provide Mr. Serluco with the necessary skills and expertise to serve on the Executive and Compensation Committees.

Thomas F. Smida, Esq. Mr. Smida, a director of the Bank and of Metro since 2014, is an attorney with Mette, Evans & Woodside, a Harrisburg-based law firm. He has been with the firm since 1996 in its municipal finance practice group. He has more than 18 years of legal and financial experience including extensive experience as bond counsel representing Pennsylvania counties, townships, boroughs, school districts and municipal authorities in various types of public financings. Additionally, he has represented national and state chartered banks and financial institutions in their roles as lenders and letter of credit providers. He has also acted on behalf of clients in financings with the Pennsylvania Economic Development Finance Authority, the Pennsylvania Infrastructure Investment Authority, the United States Department of Agriculture and Rural Utilities Services. Mr. Smida's years of legal and financial experience servicing financial institutions help to provide a legal perspective to the matters brought before the Nominating and Corporate Governance and the Enterprise Risk Committees on which he serves.

Samir J. Srouji, M.D. Dr. Srouji, a director of the Bank since 1985 and of Metro since 1999, recently retired as President, CEO and practicing physician-surgeon at Plastic Surgery, P.C., in Camp Hill, PA. He has served on the board of directors at Holy Spirit Hospital and on various committees at the hospital, including the medical executive committee, by-laws committee, strategic planning committee and community affairs committee. In addition, he served as president of the medical and surgical staff at Holy Spirit Hospital. Dr. Srouji had been self-employed and operating his surgical practice since 1976. As a surgeon, his attention to detail and ability to see what is often not obvious to others, are skills that he brings to the Audit Committee. As an entrepreneur, Dr. Srouji understands the needs and challenges of the small business owner, a crucial part of Metro's business. Dr. Srouji brings to the Nominating and Corporate Governance Committee knowledge of the needs and operations of Metro, gained from his 30 years on the Board.

EXECUTIVE OFFICERS

The following table shows the name, age, position, and business experience for the past five years of each of Metro's executive officers as of April 28, 2015 determined in accordance with the rules and regulations of the SEC.

		Positions with Metro and/or its Subsidiaries
Name	Age	Principal Occupation

Gary L. Nalbandian	72	Chairman, President and Chief Executive Officer of Metro and the Bank.

Mark A. Zody, CPA	51	Executive Vice President and Chief Financial Officer of Metro and the Bank.

Percival B. Moser, III	68
Executive Vice President and Chief Operating Officer of Metro and the Bank. Prior to joining Metro in May 2011, Mr. Moser was the Executive Vice President and Chief Credit Policy Officer of TD Bank and at one of TD Bank's predecessors, Commerce Bancorp, Inc. and Commerce Bank, N.A.

James R. Ridd	53	Senior Vice President and Chief Credit Officer of Metro and the Bank.

Adam L. Metz	43	Senior Vice President and Chief Lending Officer of Metro and the Bank since July 2011. Prior to that Mr. Metz served as Senior Vice President and Area Manager for Metro's Harrisburg Market.

Steven W. Cribbs	38
Senior Vice President and Chief Risk Officer of Metro and the Bank since November 2012. Prior to that Mr. Cribbs was Director of Anti-Money Laundering/Bank Secrecy Act Compliance for the Bank. Prior to joining Metro in July 2010, Mr. Cribbs was Vice President at UMB Financial Corporation in Missouri.

Elisa M. Cintron	39	Senior Vice President and Chief Retail Officer of Metro and the Bank since June 2014. Prior to that Ms. Cintron was Senior Retail Market Manager for the Bank.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors, executive officers and persons who own more than 10% of our common stock must file reports with the SEC indicating the number of shares of Metro's common stock they beneficially own and changes in the beneficial ownership. All such persons are required by the SEC to furnish Metro with copies of all Section 16(a) reports they file.

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2014, we believe all Section 16(a) filing requirements applicable to these persons were timely complied with, except for one Form 4 which was inadvertently filed late on a sale made by Mr. Gelder during December 2014.

CORPORATE GOVERNANCE

The corporate governance policies of Metro are set forth in the Corporate Governance Guidelines approved by the Board of Directors. The Corporate Governance Guidelines include information regarding the functions, responsibilities, qualifications and composition of the Board of Directors and other matters. A copy of the Corporate Governance Guidelines, as approved by the Board of Directors can be found on Metro's website at www.mymetrobank.com, under the “Investor Relations” section in “Corporate Governance Highlights.” The Guidelines are also available in print to any shareholder requesting a copy by writing to Investor Relations at the following address: 3801 Paxton Street, Harrisburg, PA 17111.

Board Leadership Structure and Role in Risk Oversight

Based on an assessment of its current needs and the composition, skills and qualifications of the directors, the Board believes that the appropriate leadership structure should include the following attributes:

•A substantial majority of independent directors;
•A lead independent director with specific duties; and
•Regular executive sessions of all independent directors without management present.

The Board believes that its current leadership structure includes all three attributes.

Metro's Bylaws provide for the position of President and that, at the Board's option, the Board may elect a Chairman of the Board. We have not adopted a policy with respect to separating the Chairman and CEO positions. The Board believes that the leadership structure should be flexible enough to accommodate different approaches based on an evaluation of relevant facts and circumstances. Mr. Nalbandian serves as Chairman, President and CEO of Metro and the Bank and has served in these roles since 2002. Considering the size and characteristics of Metro and the Bank, relative to other banks and bank holding companies, the Board believes that this is an appropriate structure and has found this structure to be an efficient and effective means of operating Metro. In addition, with Mr. Nalbandian's responsibility for day-to-day operations and his interactions with management and employees, the Board believes he is in the best position to chair the Board meetings and lead the discussions about Metro's operations and performance. The Board considers its structure and leadership each year. The Corporate Governance Committee discusses whether to separate the positions of Chairman and CEO as part of its ongoing evaluation of management succession plans.

In connection with the evaluation of annual performance and decisions regarding compensation, the Compensation Committee typically reviews the performance of the CEO in the first quarter of the year. The Committee performs this review in its own meeting in executive session and in a follow-up session with all independent directors of the Board.

The Board most recently reviewed Mr. Nalbandian's performance at a meeting held on February 17, 2015. This evaluation helped to form the Compensation Committee's compensation decisions for Mr. Nalbandian. This process is discussed in more detail in the Compensation Discussion and Analysis section.

Our Codes of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (“the Code”) for our directors, officers and employees. The Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ Rules. Our code of ethics addresses these important topics, among others:

•Our commitment to ethics and values;
•Compliance with laws and regulations;
•Fair dealing with customers, suppliers, competitors and employees;
•Conflicts and potential conflicts of interest;
•Self-dealing and outside employment;
•Insider trading and other trading restrictions;
•Creating business records, document retention and protecting confidential information;
•Protection and proper use of our assets, including intellectual property and electronic media;
•Transactions with Metro;
•Gifts and entertainment;

•Political contributions and fundraising; and
•Communicating with the public.

Annually, Metro provides a copy of the Code to each director, officer and employee and requires their signature to acknowledge they have received and read the Code.

Metro has also adopted a Code of Ethics for Senior Financial Officers that is applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar duties. All Senior Financial Officers are required to read and sign this Code of Ethics on an annual basis.

Each of the above mentioned codes requires that any exception or waiver to any provision for directors or applicable officers be submitted for approval to the Board of Directors and such exceptions will be publicly disclosed as required by law, SEC regulation or the NASDAQ Rules. A copy of each code can be found under the “Corporate Governance Highlights” in the “Investor Relations” section of Metro's website at www.mymetrobank.com and is available in print to any shareholder who requests a copy. Requests should be in writing to Investor Relations at the following address: 3801 Paxton Street, Harrisburg, PA 17111.

Meetings and Committees of the Board of Directors

The Board of Directors met twelve (12) times during 2014. In 2014, each incumbent director attended 75% or more of the total number of meetings of the Board of Directors, including all committees of Metro and the Bank, of which they are members.

Metro's independent directors have regularly scheduled quarterly meetings without any management directors in attendance.

The Board of Directors of Metro has established the following six (6) committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee;

•	Compensation Committee;

•	Enterprise Risk Committee;

•	Real Estate Committee; and

•	Executive Committee.

Four of these committees, Audit, Nominating and Corporate Governance, Compensation and Enterprise Risk, meet on a regular basis. The Real Estate and Executive Committees meet as needed. Each committee operates under a written charter approved by the Board. Each committee annually reviews and reassesses its charter. Each of the four committees that meet regularly also perform an annual self-evaluation to determine whether the committee is functioning effectively and filling its charter duties.

Information with respect to each of these committees is listed below.

Audit Committee. The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The principal duties performed by the Audit Committee include monitoring the integrity of the financial statements of Metro; reviewing the complete audit of the financial statements of Metro and its subsidiaries; reviewing and making recommendations to the Board of Directors regarding the internal auditor's report and the independent registered public accounting firm's audit reports; reviewing the independence and performance of Metro's independent registered public accounting firm and the pre-approval of professional services provided by the independent registered public accounting firm; reviewing the performance of Metro's internal audit function and the monitoring of risks, which includes reviewing the adequacy of internal controls and assessing the extent to which audit recommendations have been implemented. The five members of the Audit Committee are John J. Cardello, CPA (Chairman), Douglas R. Berry, Douglas S. Gelder, J. Rodney Messick and Samir J. Srouji. The Committee met four times in 2014. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which can be found on Metro's website, www.mymetrobank.com, under the "Investor Relations" section in "Corporate Governance Highlights.” Each member of the Committee is independent, as defined by the NASDAQ Rules and the applicable rules of the SEC. The Board has determined that Mr. Cardello, a CPA, is an Audit Committee financial expert, as defined by the SEC.

Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee are to make recommendations regarding the size, organization and composition of the Board as well as its committee structure and make-up; to identify and evaluate qualified candidates to become or remain members of the Board; to oversee succession planning for Executive Officers, the Board and its committees; to evaluate and recommend to the Board corporate-governance principles applicable to Metro and to provide consultation or assistance to the Board on other corporate-governance matters that may be referred by the Board from time to time. The six members of the Committee are Douglas S. Gelder (Chairman), James R. Adair, John J. Cardello, Jessica E. Meyers, Thomas F. Smida and Samir J. Srouji. Each member of the Committee is independent, as defined by the NASDAQ Rules. The Committee met four times during 2014. The Nominating and Corporate Governance Committee is governed by a written charter approved by the Board of Directors, a copy of which can be found on Metro's website, www.mymetrobank.com, under the "Investor Relations" section in "Corporate Governance Highlights.”

Compensation Committee. The general functions of the Compensation Committee are to evaluate Metro's compensation policies and plans; to review and evaluate the individual performance of Metro's directors; to establish the compensation of Metro's directors; to evaluate, establish, approve and recommend to the full Board for approval the compensation of our CEO and our other named executive officers and other specified responsibilities related to personnel and compensation matters affecting Metro. Further discussion regarding the Compensation Committee's responsibilities are described later in the section of the Compensation Discussion and Analysis ("CD&A") entitled "Role of the Compensation Committee". The six members of the Compensation Committee are James R. Adair (Chairman), Douglas R. Berry, Douglas S. Gelder, Alan R. Hassman, J. Rodney Messick and Michael A. Serluco. Each of the members of the Committee is independent, as defined in the NASDAQ Rules. NASDAQ has issued heightened independence standards pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("the Dodd-Frank Act") that apply to Compensation Committee members. These standards require consideration of any consulting, advisory or other compensatory fees paid by Metro as well as other compensation received by the director. The Board has determined that each current member of the Compensation Committee meets these standards. The Committee met four times in 2014. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which can be found on Metro's website, www.mymetrobank.com, under the “Investor Relations” section in “Corporate Governance Highlights.” The CD&A contains additional information concerning the role of management and compensation consultants in determining or recommending compensation of directors and executives. The compensation consultant retained by the Committee in 2014, Mosteller & Associates, reviewed both Metro's executive officer and director compensation. The consultant was directed to review and compare the Metro director fees and stock option awards to that of similar banks and bank holding companies. The list of banks and bank holding companies used in the comparative review is listed in the CD&A. The Committee is also responsible for determining whether to recommend to our Board of Directors that the CD&A section be included in the Annual Report on Form 10-K and Proxy Statement and for providing a Compensation Committee Report for the Proxy Statement.

Enterprise Risk Committee. The functions of the Enterprise Risk Committee include oversight of Metro's corporate risk structure and senior management's responsibilities regarding the identification of, management of, and planning for, Metro's strategic risk, credit risk, financial risk, operational and technology risk, legal and compliance risk, and reputation risk factors. The Committee also provides assistance to the Board in fulfilling its oversight responsibility relating to compliance with legal and regulatory requirements, reviewing reports of examination issued by federal and state banking authorities and other third parties with respect to legal and regulatory compliance, monitoring Metro's compliance programs and monitoring compliance by Metro's subsidiaries with all applicable laws, rules, and regulations. The five members of the Enterprise Risk Committee are Douglas S. Gelder (Chairman), James R. Adair, John J. Cardello, Jessica E. Meyers and Thomas F. Smida. The Committee met four times in 2014. The Enterprise Risk Committee is governed by a written charter approved by the Board of Directors, a copy of which can be found on Metro's website, www.mymetrobank.com under the “Investor Relations” section in “Corporate Governance Highlights.”

Real Estate Committee. The functions of the Real Estate Committee are to develop and review Metro's real estate development plans including current and future markets and store locations, review and approve guidelines/procedures for future site approval and acquisition, approve leases or acquisitions of land or buildings to be used for Metro's and the Bank's operations, approve vendor, broker or agent contracts and relationships related to Metro owned or operated real estate, as well as appraisal or environment firms utilized on behalf of customer real estate transactions and to determine the disposition of inactive sites and other property. The Committee's charter requires that membership shall consist of at least two independent directors and the Secretary to the Board. The four members of the Committee are Alan R. Hassman (Chairman), J. Rodney Messick, Peter J. Ressler as Secretary to the Board and Corporate Secretary and Samir J. Srouji. The Committee's charter also provides that Metro's Chairman, President and CEO shall be invited to all Committee meetings as an ex-officio member. The Committee met two times in 2014.

Executive Committee. The function of the Executive Committee is to address appropriate issues, if necessary, between regularly scheduled board meetings or with respect to matters that generally do not warrant the calling of a special board meeting. Historically, this has involved the approval of loan transactions to accommodate commercial customer needs which are time sensitive. The three members of the Committee are Gary L. Nalbandian (Chairman), James R. Adair and Michael A. Serluco. The Committee met five times in 2014.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS ("CD&A")

Overview

This Compensation Discussion and Analysis ("CD&A") is intended to provide shareholders with an overview and understanding of the Metro Compensation Committee's philosophy and objectives in designing compensation programs as well as the compensation determinations that were made for our named executive officers, which includes our principal executive officer, our principal accounting officer as well as our three other most highly compensated executive officers. In 2014, our named executive officers ("NEO's") were Gary L. Nalbandian, Chairman, President and Chief Executive Officer; Mark A. Zody, Chief Financial Officer; Percival B. Moser, III, Chief Operating Officer; James R. Ridd, Chief Credit Officer; and Adam L. Metz, Chief Lending Officer. The principles that we discuss with respect to the NEO's as a group apply generally to other executive officers. In our discussion and analysis of the compensation of the NEO's we address the following topics:

•	how we have determined the amount for each component of executive compensation, including the roles of our Compensation Committee, our management and the compensation consultant;

•	our compensation philosophy and objectives;

•	the components of and why we pay each component of our executive compensation program; and

•	how we have considered the results of the most recent advisory vote on executive compensation.

In 2012, Metro's Compensation Committee conducted a thorough evaluation of Metro's executive officer compensation programs to ensure that Metro's executive compensation was not only competitive with our peer group of companies in our market footprint and asset size category, but also to ensure our executive compensation programs are structured to retain and properly incentivize our NEO's. To assist in this analysis, the Compensation Committee engaged Mosteller & Associates ("Mosteller") as its independent compensation consultant as discussed later in this CD&A under the subheading "Role of the Compensation Consultant in Determining Executive Compensation." With Mosteller's assistance, the Compensation Committee developed an executive compensation program that the Committee believes strengthens a pay for performance philosophy and will improve shareholder value in the future.

How We Have Determined the Amount of Compensation

Role of the Compensation Committee

The Compensation Committee (the "committee") of Metro is currently comprised solely of six independent directors (as determined under the NASDAQ rules), all of whom are appointed annually by Metro's Board of Directors. The committee operates under a written charter reviewed, updated and approved annually by Metro's Board of Directors. In June of 2013, the Board of Directors approved changes to the committee's written charter to conform with amendments to NASDAQ rules intended to enhance "independence" of the committee and its advisors. The amendments to the NASDAQ rules were issued pursuant to the Dodd-Frank Act as discussed earlier in this Proxy Statement under the section entitled "Meetings and Committees of the Board of Directors".

A central role of the committee is to assist our Board in carrying out the Board's responsibilities relating to the compensation of Metro's executive officers and directors. Subject to ratification by the full Board of Directors, the committee has overall responsibility for the following:

•
Develop an overall executive compensation philosophy and strategy, including determining appropriate levels of executive compensation, the mix between fixed and variable incentive compensation and the mix between short-term and long-term compensation, without encouraging unnecessary and excessive risk-taking;

•
In its sole discretion, have the authority to retain or obtain the advice of consultants, outside counsel and other advisors as it determines appropriate to assist it in the full performance of its duties, including any compensation consultant used to assist in the evaluation of executive or director compensation;

•
Maintain direct responsibility for the appointment, compensation and oversight of the work of any consultants, outside counsel and other advisors retained by the committee, and determine appropriate funding required from Metro for payment of compensation to any such advisors;

•
Assess the independence of consultants, outside counsel and other advisors (whether retained by the committee or management) who provide advice to the committee, prior to selecting or receiving advice from them, in accordance with NASDAQ rules;

•
Conduct regular and independent reviews of executive officer compensation; develop executive compensation procedures and programs consistent with the approved compensation philosophy and strategy; and approve any peer group(s) used for the purposes of analyzing executive or director compensation;

•
Approve participation, performance measures and performance parameters for awards under the Key Officer Incentive Plan and the Metro Incentive Stock Option and Restricted Stock Plan. Review and approve corporate goals and objectives relevant to CEO compensation, evaluate our CEO’s performance in light of those goals and objectives and approve our CEO’s compensation level based on this evaluation, without the CEO’s presence during such voting or deliberation by the committee on the CEO’s compensation;

•
Review and approve the compensation of Metro’s NEO's as recommended by Metro’s CEO (which reviews generally include a review of competitive market data for these individuals and consideration of market conditions);

•	Review and approve employment, severance and/or change-in-control agreements for Metro’s Section 16 reporting executive officers;

•
Oversee administration of executive incentive plans, long-term stock option plans for employees and directors, employee stock purchase plans, and other executive and director compensation arrangements, if any; and

•	Oversee Metro’s compliance with regulatory requirements associated with its compensation programs.

The committee typically reviews and determines executive compensation in the first quarter of each year. However, due to circumstances that arise during the year, the committee may recommend a compensation adjustment at other times during the year, if warranted.

At its first quarter meeting, when it sets the NEO's compensation for the year, the committee reviews the performance of Metro and each of the NEO's during the previous year. Factors in compensation decisions for executive officers include, but are not limited to:

•
financial measurements of Metro's performance such as asset, deposit and loan growth; increases in total revenues, net income, net income per share, and shareholder returns; and maintenance of asset quality;

•	evaluation of the performance of each executive in the following areas:
- achievement of individual performance goals and objectives for each NEO as determined by the CEO and for the CEO as determined by the committee;
- promotion of the Metro brand;
- execution of the Metro model;
- enforcement of Metro's culture; and
- achievement of operational and/or industry excellence by improving the customer experience;

•	competitive data as provided by compensation consultants; and

•	the report of the compensation consultant.

Prior to 2013, the committee had not established target performance levels which were tied specifically to Metro's or each NEO's individual performance. The committee had a broader and more general approach to setting compensation involving an assessment of the previous year, with a consideration of the economic and regulatory environment during the year and the executives' response, both individually and as a member of the group to such environment. The committee also considered the expected work load and challenges facing the executives during the remainder of the year. In an effort to add a more defined pay for performance aspect to the compensation system, the committee designed an annual incentive compensation plan which became effective in 2013 and which contains company performance targets and a discretionary feature which may vary the award based upon individual performance.

Our committee does not follow compensation formulas for all of the executive's compensation or react to short-term changes in Metro's performance in determining the amount and mix of compensation components. We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other banks and bank holding companies is useful, in that we recognize that our compensation practices must be competitive in the marketplace. However, this marketplace information is only one of the factors that we consider in assessing the level and the components of executive officer compensation. See the discussion below regarding the role of the compensation consultant in determining executive compensation.

Role of Management in Determining or Recommending Compensation

Committee Chairman James Adair works with Chief Executive Officer ("CEO") Nalbandian and Chief Financial Officer ("CFO") Zody in establishing committee meeting agendas. The committee typically meets with the CEO and certain other NEO's in its general discussions of our compensation policies and programs. However, the committee meets in executive session without any members of management present to determine specific compensation packages for the NEO's. The CEO provides the committee with performance evaluations and makes recommendations concerning the amount and composition of compensation to be awarded to each of our NEO's, excluding himself. In addition, the committee has many opportunities throughout the year to observe firsthand the performance of the NEO's during monthly Board of Directors meetings as well as portions of certain Board Committee meetings when the executives present to the Board the operational and financial performance and associated risks in each executive's area of responsibility. The committee reviews and considers the CEO's recommendations and then makes a final determination, subject to ratification by the full Board. The CEO does not recommend his own compensation and is not present during the committee's or Board's discussion regarding or vote on his compensation.

Role of Compensation Consultant in Determining Executive Compensation

The committee has historically retained the services of an independent compensation consultant to assist in carrying out its duties and responsibilities. In 2014 and 2015, the committee continued the retention of Mosteller headquartered in Reading, Pennsylvania, to assist in the committee's review and comparison of base salary, bonus, stock option awards, and all other forms of compensation (if any) for Metro's executive officers to that of several banks and bank holding companies similar in size to Metro. The committee has reviewed and considered the six "independence" factors listed in the NASDAQ rules and has determined that Mosteller is independent of the committee, management and of the Board. The compensation consultant did not provide any non-compensation related committee services for the years 2012, 2013, or 2014.

In the review and comparison, Mosteller used published salary surveys, market analyses and proxy statement compensation data of the following eighteen Mid-Atlantic banks and bank holding companies:

ACNB Corporation (PA)	First United Corporation (MD)
Arrow Financial Corporation (NY)	OceanFirst Financial Corporation (NJ)
Beneficial Mutual Bancorp, Inc. (PA)	Orrstown Financial Services, Inc. (PA)
Bryn Mawr Bank Corporation (PA)	Peoples Bancorp, Inc. (OH)
City Holding Corporation (WV)	S&T Bancorp, Inc. (PA)
Customers Bancorp, Inc. (PA)	Sandy Spring Bancorp, Inc. (MD)
ESB Financial Corporation (PA)	Summit Financial Group, Inc. (WV)
Financial Institutions, Inc. (NY)	Univest Corporation of PA (PA)
First Defiance Financial Corporation (OH)	WSFS Financial Corporation (DE)

Total assets for the above listed companies range from $1 billion to $4.6 billion with the average assets of the eighteen totaling $2.66 billion. Metro's total assets at the beginning of 2014 were $2.78 billion. For purposes of the following discussion, the term "competitive market average" is defined as the average amount paid for each applicable component of compensation by the eighteen banks listed above to their respectively titled executive officers.

Mosteller reported to the committee that the 2014 base salary of Metro's CEO was 96% of the competitive market average; the base salary of the CFO was 108% of the competitive market average; the base salary of the Chief Operating Officer ("COO") was 84% of the competitive market average; the base salary of the Chief Credit Officer ("CCO") was 139% of the competitive market average and the base salary of the Chief Lending Officer ("CLO") was 130% of the competitive market average.

With respect to incentive performance bonuses, the short-term cash incentive bonuses paid in 2014 for 2013 performance were below 50% of the competitive market average for the CEO, COO and CCO. The incentive performance bonus paid to the CFO was 57% of the competitive market average and the performance bonus paid to the CLO was 116% of the competitive market average. Mosteller reported that historically, the bonus levels awarded by Metro to each its executive officers as a percentage of base salary have been considerably less than the competitor market levels. Prior to 2013, stock option grants, however, were found by the consultant to exceed those offered by competitive banks, although not sufficiently high to make up for the competitive gap in total direct compensation. Stock option grants awarded to Metro's named executive officers ("NEO's") in 2014 for 2013 performance were 42% of the competitive market average. Total cash compensation (base salary plus bonus) for each of the CEO, CFO, COO and CCO was between 60% and 100% of the competitive market average. Total cash compensation for the CLO was 130% of the competitive market average.

The committee did not seek and the compensation consultant did not provide specific compensation recommendations for the executive officers. The committee reviewed the information provided by the consultant and determined that Metro's executive compensation program, while consistent with Metro's compensation objectives, should benefit from its new more formalized annual incentive bonus structure put into place in 2013. This more formalized short-term incentive plan and a long-term plan allows for at least a portion of equity compensation awards to be made in the form of restricted stock awards focusing on actual company performance against defined goals rather than purely discretionary awards. These plans will maintain a discretionary feature allowing the Board to adjust the award based upon individual performance and are being phased in over a three year period for the years ended 2013 through 2015. Also included in the new plan is a more defined annual incentive based on targeted company and individual executive performance.

Compensation Objectives

Although the methods of achieving our compensation objectives are evolving to address changing regulatory, shareholder, and industry standards and expectations, the objectives of our executive compensation program remain the same and are as follows:

•	attract, retain, reward and motivate executive officers to achieve Metro's business objectives;

•	provide compensation packages competitive with those of similar bank holding companies and banks of similar size, structure and geography;

•	align the interests of our executive officers with the long-term interests of our shareholders;

•	encourage stock ownership by our executive officers; and

•	provide a balanced mix of compensation components where each component of executive compensation is competitive with the external market.

Compensation Philosophy and Components of Executive Compensation

The intent of our executive compensation program is to create an environment in which Metro's compensation objectives as listed above will be achieved. The program is designed to support Metro's core values and strategic objectives and is designed to reward collective and individual achievements, deposit and loan growth, improvement from year to year in total revenues, net income, net income per share and shareholder value, promotion of Metro's brand and customer loyalty, unparalleled excellent customer service and long-term valuable service to Metro. We believe in maintaining a competitive compensation package to attract executive talent and ensure continuity of the management team, all with the goal of increasing shareholder value over the long-term. Our compensation program is designed and is evolving in order to provide a market competitive and balanced mix of all forms of executive compensation.

Historically, Metro had focused on equity compensation with moderate emphasis on salary and less emphasis on annual bonus. The committee felt that it was necessary to adjust this focus somewhat by continuing to emphasize equity compensation, but at a lower economic value level. This provides the ability to increase the potential economic value of the annual incentive bonus program based on defined goals and objectives, which support building shareholder value. The committee expects this approach to improve Metro's ability to attract, motivate, and retain senior and executive employees while maintaining an overall competitive total compensation structure.

For 2014, the committee's overall goals remained retaining Metro's NEO's and incenting this group to improve Metro's stability, profitability and growth. As the committee continued its evaluation of the executive compensation programs throughout 2014, it focused on continuing to transition to a pay for performance philosophy that will enhance shareholder value as well as continue to align the compensation of our executive officers with comparable executives in our peer bank group, taking into account our geographic location, asset size and other factors.

The components of compensation for our NEO's have not changed. They continue to consist of the following components:

•	base incentive salary;

•	annual cash incentive performance bonus;

•	stock option awards;

•	restricted stock; and

•	other employee benefits.

Base Salary

Base salaries for our NEO's are intended to be competitive in order to attract and retain executive talent and are dependent upon the executive's responsibilities, experience and performance. In determining salaries, the committee considers each individual's position within Metro, individual duties and responsibilities, performance and experience as well as the competitive salary data provided by our compensation consultant as discussed in detail in Role of Compensation Consultant. In February 2014, the committee increased CEO Nalbandian's base salary by 5% from $556,920 to $584,750.

In determining the appropriate compensation mix and levels for the CEO, for 2014, the committee not only considered Mr. Nalbandian's compensation compared to peer market data, but also considered Metro's 2013 financial performance factors compared against the Metro's 2012 financial performance, as well as its targeted performance. Among the factors reviewed were after-tax net income, return on average assets, return on average stockholders' equity, net interest margin, non-interest expense control, the efficiency ratio and credit quality, to name a few. Metro experienced a 15% increase in total net loans in 2013 and total deposit growth was less than 1%. Stockholders' equity, excluding the impact of accumulated other comprehensive income (loss) items, increased by 8% in 2013 over 2012. Total revenues increased by $4.3 million, or 4%, noninterest expenses decreased by $1.3 million, or 1%, and the provision for loan losses decreased by $3.2 million, or 32%, in 2013 vs. 2012. As a result, Metro posted net income after taxes of $17.3 million, or $1.20 per common share, compared to $10.9 million, or $0.77 per common share in 2012. Return on average stockholders' equity improved from 4.76% in 2012 to 7.41% in 2013. For 2013, Mr. Nalbandian's base salary was 93% of the competitive market average.

In February 2014, the committee increased the base salaries of the other NEO's as follows: Mr. Zody: 7%, Mr. Moser: 7%; Mr. Ridd: 3%, and Mr. Metz: 7%. In determining base salary compensation for each of the NEO's for 2014, the committee considered the improvement in Metro's financial performance in 2013 over 2012, as well as, each NEO's base salary compared to their respective positions at Metro's competitors.

Executive Bonus Plan

Annually, the committee determines the amount of cash bonuses to be awarded, if any, to the NEO's. In determining bonuses, the committee reviews and evaluates each executive officer's performance within the context of Metro's performance during the previous fiscal year and considers competitive salary data provided in the most recent compensation consultant's review. In assessing each individual's as well as Metro's overall performance, the committee also considers the regulatory and economic environment within which Metro has operated. Bonuses are intended to provide a direct, discretionary cash incentive to our NEO's. If the committee determines that bonuses for the NEO's are appropriate, it seeks input from our CEO with respect to the appropriateness of awarding a bonus to each of the other NEO's. The committee then makes a decision on the appropriateness of any bonus awarded to the CEO based on individual and Metro's overall performance.

During 2013, the committee implemented a new Key Officer Bonus Incentive Plan in an effort to continue focusing executives' efforts on company performance. The committee's intent is to gradually improve the competitiveness of the annual bonus plan, which should improve not only executive performance, but also will improve Metro's potential to recruit and retain key executives. The committee is phasing in the Key Officer Bonus Incentive Plan over a three year period from 2013 through 2015.

In January 2014, the committee approved the Metro performance goal target and award schedule for the 2014 calendar year. For 2014, there were three categories of participants in the Key Officer Bonus Incentive Plan as follows:

•	Category 1 included Mr. Nalbandian, Mr. Zody and Mr. Moser;

•	Category 2 included Mr. Ridd, Mr. Metz, Mr. Steven W. Cribbs, Metro's Chief Risk Officer, and Ms. Elisa Cintron, Metro's Chief Retail Officer; and

•	Category 3 included selected other senior officers with significant company-wide managerial responsibilities.

Individual performance awards were based on the achievement of specific objectives established for each NEO at the beginning of 2014. NEO's must remain employed through the award date (usually February of the following year) to receive any bonus incentive payment.

For 2014, the committee established targeted after-tax net income as the Metro performance goal and determined that the targeted amount would be $17.62 million, which represented a 27% increase over the actual after-tax income recorded for 2013.

The award schedule for 2014 was based upon the company performance criteria first and, secondarily, the individual performance criteria as show in the following tables:

Company Performance Award Criteria
Performance Criteria	Threshold (80)%	Target (100%)	Maximum (120%)

Net Income	$14.10 million	$17.62 million	$21.14 million

Participant Category	% of Base Pay if Threshold is Achieved	% of Base Pay if Target is Achieved	% of Base Pay if Maximum is Achieved
1	9.38%	18.75%	28.13%
2	7.50%	15%	22.50%

Individual Award Criteria

Adjustments to potential incentive bonus amounts related to individual award criteria are based upon objectives established for each NEO at the beginning of 2014. The Company Goal Award can be adjusted by +/- 20% for NEO's in category 1 and by +/- 35% for NEO's in category 2, based upon the individual NEO's performance. Therefore, the ranges listed below represent the range of total potential cash bonus incentive payments possible for each category of NEO for 2014, expressed as a percentage of each NEO's base salary for 2014.

Participant Category	Threshold	Target	Maximum
1	7.5% - 11.25%	15% - 22.5%	22.5% - 33.75%
2	4.88% - 10.13%	9.75% - 20.25%	14.63% - 30.38%

The following three tables show projected possible cash bonus incentive payments that each of Metro's NEO's were eligible to receive, based upon attainment of the targeted after-tax net income goal for 2014 as well as the achievement of their individually established performance goals.

The first table is based upon the attainment of "MAXIMUM" Level of Achievement which was determined to be 120% of the targeted after-tax net income amount, or $21.14 million.

The second table is based upon the attainment of "TARGET" Level of Achievement which was determined to be 100% of the targeted after-tax net income amount, or $17.62 million.

The third table is based upon the attainment of "THRESHOLD" Level of Achievement which was determined to be 80% of the targeted after-tax net income amount, or $14.10 million.

Projected Executive Incentive Plan Award Payouts at "MAXIMUM" Level of Achievement
Participant	Participant Category	Company Performance Award (Net Income)	Individual Performance Award*	Total Award at "MAXIMUM"

Gary L. Nalbandian, CEO	1	$164,461	$32,892	$197,353
Mark A. Zody, CFO	1	90,759	18,152	108,911
Percival B. Moser, III, COO	1	87,272	17,454	104,726
James R. Ridd, CCO	2	52,144	18,250	70,394
Adam L. Metz, CLO	2	50,625	17,719	68,344
* For purposes of the "Maximum" projection, individual performance awards achieved are considered to be granted at the highest maximum percentage allowable under the individual performance level for each NEO.

Projected Executive Incentive Plan Award Payouts at "TARGET" Level of Achievement
Participant	Participant Category	Company Performance Award (Net Income)	Individual Performance Award*	Total Award at "TARGET"

Gary L. Nalbandian, CEO	1	$109,640	$21,928	$131,568
Mark A. Zody, CFO	1	60,506	12,102	72,608
Percival B. Moser, III, COO	1	58,181	11,636	69,817
James R. Ridd, CCO	2	34,763	12,166	46,929
Adam L. Metz, CLO	2	33,750	11,812	45,562
* For purposes of the "TARGET" projection, individual performance awards achieved are considered to be granted at the highest maximum percentage allowable under the individual performance level for each NEO.

Projected Executive Incentive Plan Award Payouts at "THRESHOLD" Level of Achievement
Participant	Participant Category	Company Performance Award (Net Income)	Individual Performance Award*	Total Award at "THRESHOLD"

Gary L. Nalbandian, CEO	1	$54,820	$10,964	$65,784
Mark A. Zody, CFO	1	30,253	6,051	36,304
Percival B. Moser, III, COO	1	29,091	5,818	34,909
James R. Ridd, CCO	2	17,381	6,083	23,464
Adam L. Metz, CLO	2	16,875	5,906	22,781

* For purposes of the "THRESHOLD" projection, individual performance awards achieved are considered to be granted at the highest maximum percentage allowable under the individual performance level for each NEO.

At its regularly scheduled meeting in February 2015, the committee awarded cash bonuses to Metro's NEO's as shown in the table below based upon Metro recording after-tax net income of $21.1 million for 2014, which equaled the "MAXIMUM" Level of Achievement. The awards were also based upon significant improvement in Metro's performance in 2014 over the previous four years as well as based upon each NEO's individual performance during 2014.

ACTUAL Executive Incentive Award Payments for 2014
Participant	Participant Category	2014 Cash Bonus Incentive Award

Gary L. Nalbandian, CEO	1	$98,200
Mark A. Zody, CFO	1	66,000
Percival B. Moser, III, COO	1	60,000
James R. Ridd, CCO	2	37,400
Adam L. Metz, CLO	2	40,000

Even though Metro's 2014 recorded after-tax net income of $21.1 million equaled the "MAXIMUM" Level of Achievement and represented a 22% increase over the amount of net income recorded in 2013, the committee awarded actual incentive award payments to Metro's NEO's at amounts between the "THRESHOLD" Level and the "TARGET" Level. The committee's decision to pay bonus amounts in this range was based upon their desire to remain conservative regarding these payments during the second year of a three-year phase-in of the new bonus incentive plan.

Option Awards

One focus of Metro's compensation program in the past has been the granting of stock options in order to align executive compensation with Metro's long-term performance and shareholder returns. Because the value of the equity compensation is dependent upon Metro's stock price, the Board believes the equity compensation program effectively aligns these interests. The equity compensation also furthers the objective of encouraging stock ownership by our executive officers. As discounted stock options, reload stock options or re-pricing of stock options would be counter to our objective of aligning the interests of executive officers with the long-term interests of our shareholders, our stock option plan does not permit such grants or activity. In furtherance of our philosophy of ensuring continuity of management and to encourage a long-term perspective, stock options vest over time and restricted stock grants will be restricted by performance measures and will vest over time.

The stock option program was also designed to recognize the executive's responsibilities, experience and performance. In determining stock option awards granted in February 2014 and February 2015, the committee considered the performance of each NEO and of Metro during the previous year, as well as, information and analysis provided by our compensation consultant and the expected performance of the NEO during the coming year. Such expected contribution is developed and expressed to the respective NEO's through Metro's performance review process and may be revised during the year as appropriate.

Because Metro expenses stock option grants in accordance with FASB ASC Topic 718, when determining the amount of stock options to grant, the committee considers the cost of the grant with its potential benefits as a compensation component.

In February 2014, upon ratification by the Board, the committee, awarded stock options to our NEO's based on Metro's 2013 performance as well as based upon each NEO's 2013 individual performance. The exercise price for all stock option grants is the fair market value which was the closing price of $19.55 per share of Metro common stock on the NASDAQ Global Select Market on the date of grant. Except for an occasional one-time grant of stock options that may be awarded to a new employee, the grant date of stock options awarded by Metro is usually the date that the Board ratifies the awards determined by the committee at its first quarter meeting, which is typically held in February of each year. Options granted in February 2015 were based upon Metro's significant financial performance in 2014 as well as the achievement of individual NEO goals. These options were valued at $9.56 per share of Metro common stock using a Black-Scholes option pricing model in accordance with FASB ASC Topic 718.

Restricted Stock

In 2010, Metro's shareholders approved an amendment to the 2006 Employee Stock Option Plan to add shares of restricted stock to the awards available for grant to key employees. The plan was amended and restated as the 2006 Employee Stock Option and Restricted Stock Plan.

In evaluating Metro's compensation program in late 2012, the committee analyzed transitioning from only awarding stock options at the discretion of the Board using their business judgment to also providing restricted stock through an incentive plan using individual performance targets to promote a pay for performance aspect to Metro's compensation program. Metro has never previously awarded restricted stock to any of its NEO's. While the committee has the discretion to grant shares of restricted stock in addition to stock options to the NEO's under the amended and restated plan, the committee did not grant any restricted stock in 2014. In 2015, the committee will consider including in Metro's compensation plan the granting of restricted stock based upon predetermined performance standards to enhance the objective of Metro's Compensation Program. The use of restricted stock in the incentive plan is intended to provide the executives with an incentive compensation opportunity in order to recognize the contribution that each makes to the overall performance of the organization. The purpose of the compensation structure is to motivate, reward and reinforce performance and achievement of corporate goals and individual performance in support of Metro's strategic objective for growth and profitability. The committee believes that including this component in the executives' respective compensation will provide a form of results-oriented variable compensation which is directly linked to overall performance. It will also provide for recognition of individual contribution to Metro's performance through a performance lever which adjusts an employee's award based upon individual performance.

Other Employee Benefits

Metro provides the NEO's with other employee benefits which are reflected in the Summary Compensation Table under the heading, “All Other Compensation.” We believe these benefits are reasonable, competitive and consistent with both the external market and our overall compensation structure. The cost of these benefits is not material to each NEO's total compensation. These benefits are reviewed periodically and may change over time. Benefits include: life insurance premiums, long-term disability insurance premiums, long-term care insurance premiums, 401(k) matching contributions, personal use of a company car or automobile allowance and country club dues. We believe that such benefits are comparable to benefits offered to executive officers by other employers and a necessary component of Metro's compensation in order to attract and retain executive officers.

Metro offers a comprehensive benefits package for health, dental and vision insurance coverage to all full-time employees, including the NEO's, their spouses and dependent children. Metro pays a portion of the premiums for the coverage selected and the amount paid varies with each health, dental and vision plan. Except for the CEO, Metro does not provide post-retirement health, dental or vision benefits to its NEO's or to any other employee. As negotiated in Mr. Nalbandian's employment agreement, he is to receive medical insurance coverage for himself and his dependents, if any, during his lifetime.

Metro offers a employee stock purchase plan to all of our employees in an effort to align the interests of Metro and our shareholders by encouraging our employees to acquire a stake in the future of Metro through the purchase of shares of our common stock. Our NEO's are eligible to participate in this plan on the same terms as all other employees.

Stock Ownership Guidelines

The committee believes that it is in the best interests of our shareholders for our NEO's and directors to own Metro's common stock. “Stock ownership” includes stock owned directly as well as stock option and restricted stock grants. While the committee has not established stock ownership guidelines or requirements, we encourage all executive officers and directors to own stock and have emphasized it as part of Metro's culture. Metro does not have a policy regarding hedging.

Employment Agreements with the Named Executive Officers

All NEO's are parties to employment agreements. The differences in the terms of the individual agreements, including payments upon a change of control or termination without cause, were based upon the individual's position, responsibilities, expertise, longevity, individual performance and negotiated terms. The CEO's employment agreement term is longer than the other NEO's and he enjoys certain negotiated benefits, such as a gross up provision and a payment upon death, which the other NEO's do not receive under their employment agreements. The terms of the employment agreements are discussed more fully in detail under Potential Payments upon Termination or Change in Control - Employment Agreements.

Effect of Shareholder Advisory Vote on Executive Compensation

Of the 11,560,599 shares that voted (this number excludes the 243,374 shares that abstained from voting and 1,577,848 broker non-votes) on the advisory vote on executive compensation at the 2014 Annual Meeting, approximately 96% of the shares approved of Metro's executive compensation policies and decisions. This vote is higher than the 73% vote approval received at the 2013 Annual Meeting. We view this vote as an affirmation of Metro's compensation objectives. The committee and entire Board of Directors intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with Metro's philosophy and objectives as stated above and reflective of Metro's financial performance.

Impact of Tax And Accounting Treatments

Our compensation decisions were not impacted by accounting treatments. Our stock option plans and SmartBuy Stock Purchase Program are designed to be tax qualified plans under the Internal Revenue Code of 1986, as amended (“Code”) and receive favorable tax treatment thereunder. Our executive compensation agreements are also designed to be compliant with Code Section 409A. Our employment agreements, with the exception of Mr. Nalbandian's, contain gross-down provisions wherein, if the amount of compensation to be paid under the agreement constitutes a parachute payment as defined under the Code, the payment will be reduced to an amount that would not constitute such a payment. No other compensation decisions were impacted by tax treatments.

Triggering Events in Contracts

The triggering events in the NEO's employment agreements are intended to align the interests of executives with those of Metro's shareholders. The agreements specifically delineate the scenarios under which the executive will receive payments and benefits in the event of a termination of employment and are more further detailed under Potential Payments Upon a Termination or Change in Control below. It is not uncommon in the banking industry for executives to be terminated after less than stellar performance and/or after mergers. As such, providing executives with employment agreements that provide payments and benefits after a termination without cause and after a change in control has become industry standard to provide economic stability to executives in the field. The committee believes that the level of payments and benefits provided in the agreements correspond with the executive's position and what is customary in our industry.

COMPENSATION COMMITTEE REPORT

The committee has reviewed and discussed with management the section of this Amendment No. 1 on Form 10-K/A captioned “Compensation Discussion and Analysis.” Based on this review and discussion, the committee recommended to the Board of Directors that this section be included in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2014.

COMPENSATION COMMITTEE
By:  James R. Adair, Chairman
Douglas R. Berry
Douglas S. Gelder
Alan R. Hassman
J. Rodney Messick
Michael A. Serluco

EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal Year 2014

The table below is a summary of certain information concerning the 2012, 2013 and 2014 compensation awarded or paid to, or earned by Metro's Chief Executive Officer, Chief Financial Officer and each of Metro's other three most highly compensated executive officers during 2014, collectively referred to as the “named executive officers”.

						Change in Pension Value &
Name and		Salary	Bonus	Stock Awards	Option Awards	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)[1]	($)[2]	($)	($)[3]	($)	($)[4]	($)

Gary L. Nalbandian	2014	$577,269	$98,200	—	$38,255	—	$18,379	$732,103
Chairman, President and	2013	551,153	93,980	—	52,837	—	18,195	716,165
Chief Executive Officer	2012	551,519	50,000	—	306,425	—	18,240	926,184
of Metro and the Bank

Mark A. Zody, CPA	2014	$317,028	$66,000	—	$42,080	—	$24,586	$449,694
Chief Financial Officer	2013	298,477	60,000	—	37,741	—	25,097	421,315
of Metro and the Bank	2012	290,000	35,000	—	183,855	—	19,830	528,685

Percival B. Moser, III	2014	$304,835	$60,000	—	$42,080	—	$18,080	$424,995
Chief Operating Officer	2013	275,192	54,375	—	37,741	—	18,066	385,374
of Metro and the Bank	2012	235,000	30,000	—	122,570	—	18,163	405,733

James R. Ridd	2014	$229,933	$37,000	—	$9,564	—	$22,154	$298,651
Chief Credit Officer	2013	225,000	33,750	—	9,813	—	22,551	291,114
of Metro and the Bank	2012	203,865	16,000	—	61,285	—	21,536	302,686

Adam L. Metz	2014	$220,962	$40,000	—	$9,564	—	$28,781	$299,307
Chief Lending Officer	2013	207,308	35,000	—	10,567	—	27,869	280,744
of Metro and the Bank	2012	199,682	18,000	—	45,964	—	24,220	287,866

[1]	Amounts in this column represent W-2 base salary wages for each respective calendar year.

[2]	Bonus amounts shown for 2014 were paid in the first quarter of 2015 based upon performance for 2014.

[3]
This column shows for each of the years shown, the aggregate grant date fair value of the stock options granted to each of the named executive officers in accordance with FASB ASC Topic 718. The aggregate grant date fair value is the total amount Metro will recognize for financial statement reporting purposes over the award's vesting schedule. These options will vest at a rate of 25% per year, beginning one year after the date of grant. Options granted in 2014 were valued at $9.56 per share. Metro used a Black-Scholes option pricing model in accordance with FASB ASC Topic

718. For a discussion of the valuation assumptions used, see Note 14 to Metro's Notes to Consolidated Financial Statements included in Metro's annual report on Form 10-K for the year ended December 31, 2014.

[4]
Includes for fiscal year 2014 (a) contributions by the Bank to the executive officer's 401(k) Retirement Savings Account in the amounts of $10,301 for Mr. Nalbandian, $10,471 for Mr. Zody, $7,578 for Mr. Moser, $8,380 for Mr. Ridd, and $10,046 for Mr. Metz; and (b) Long Term Care insurance premiums in the amounts of $1,951 for Mr. Nalbandian, $842 for Mr. Zody, $2,102 for Mr. Moser, $864 for Mr. Ridd, and $670 for Mr. Metz. Amounts in this column also include the personal use of a Bank provided automobile for Messrs. Nalbandian and Zody; car allowance paid to Messrs. Moser, Ridd, and Metz; amounts paid for country club dues for Messrs. Nalbandian, Ridd and Metz; and amounts paid for life insurance premiums and long-term disability premiums for Mr. Zody.

Employee Stock Option Plan

In 1996, Metro's shareholders approved the 1996 Employee Stock Option Plan (the “1996 Plan”) which provided for 1,254,738 shares of common stock (adjusted for all stock dividends and stock splits) for issuance under the 1996 Plan to officers and key employees of Metro and the Bank. Pursuant to the 1996 Plan, stock options were granted which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), as incentive stock options as well as stock options that do not qualify as incentive stock options. The 1996 Plan expired on December 31, 2005 and no further options may be granted under the 1996 Plan. As of April 28, 2015, options to purchase 1,625 shares of Metro's common stock (as adjusted for all stock dividends and stock splits) were outstanding under the 1996 Plan.

In 2005, the Board of Directors adopted and Metro's shareholders approved the adoption of the 2006 Employee Stock Option Plan (the “2006 Plan”) for the officers and employees of Metro and the Bank. The 2006 Plan commenced January 1, 2006 and replaced the 1996 Plan. We initially reserved 500,000 shares of common stock and in 2008, the shareholders authorized an additional 500,000 shares for issuance under the 2006 Plan. In 2010, the shareholders approved an amendment and restatement of the 2006 Plan to add restricted stock to the securities that may be awarded under the plan. The 2006 Plan will expire December 31, 2015. The purpose of the 2006 Plan is to provide additional incentive to officers and employees of Metro and the Bank by encouraging them to invest in Metro's common stock and thereby acquire a proprietary interest in Metro and an increased personal interest in Metro's continued success and progress. As of April 28, 2015, no shares of restricted stock had been granted and options to purchase 848,298 shares of Metro's common stock were outstanding under the 2006 Plan.

The 1996 Plan and the 2006 Plan are collectively referred to as the “Employee Plans”.

The Employee Plans are administered by the Compensation Committee, which is appointed by the Board of Directors and consists only of independent directors who are not eligible to receive awards under the Employee Plans. The Compensation Committee determines, among other things, which officers and employees receive options or restricted stock, the type of options (qualified stock options, non-qualified stock options, or a combination of the two types) to be granted, the number of shares of restricted stock to be granted or subject to each option grant, the conditions to be placed on the shares of restricted stock which must be met before such shares are fully transferable, the rate of option exercisability and, subject to certain other provisions discussed below, the exercise price per option and duration of the options. Qualified stock options first exercisable by an employee in any one year under the Employee Plans may not exceed $100,000 in value (determined at the time of grant).

In the event of any change in the capitalization of Metro, such as by stock dividend, stock split or what the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Employee Plans will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors. The option exercise price for options issued must be at least equal to 100% of the fair market value of Metro's common stock as of the date the option is granted. Options granted pursuant to the Employee Plans are not exercisable until one year after the date of grant and then are exercisable evenly over four years from the date of grant. The Employee Plans provide that the Board or the Compensation Committee may establish different or additional terms regarding the exercise of any option. Except as otherwise authorized by the Compensation Committee with respect to non-qualified stock options only, options are not transferable, except by will or the laws of descent and distribution in the event of death. Under the Employee Plans, unless terminated earlier by the option's terms, both incentive stock options and non-qualified stock options expire ten years after the date they are granted. Options terminate three months after the date on which employment is terminated, other than by reason of death or disability. The option terminates three years from the date of termination due to death and one year from the date of termination due to disability (but not later than the scheduled termination date). During an optionee's lifetime, the option is exercisable only by the optionee including, for this purpose, the optionee's legal guardian or custodian in the event of disability.

During 2014, Metro granted stock options to purchase an aggregate of 76,940 shares of Metro's common stock at an average exercise price of $19.58 per share under the Metro 2006 Employee Stock Option and Restricted Stock Plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

The following table shows the stock options granted to the named executive officers in 2014.

Name	Grant Date	Number of Securities Underlying Options[1]	Exercise or Base Price of Option Awards[2]	Grant Date Fair Value of Stock and Option Awards[3]

Gary L. Nalbandian, CEO	2/21/2014	4,000	$19.55	$38,255

Mark A. Zody, CFO	2/21/2014	4,400	19.55	42,080

Percival B. Moser, III, COO	2/21/2014	4,400	19.55	42,080

James R. Ridd, CCO	2/21/2014	1,000	19.55	9,564

Adam L. Metz, CLO	2/21/2014	1,000	19.55	9,564

[1]
This column shows the number of stock options granted in 2014 to each named executive officer. These options are not exercisable until one year after the date of grant and then vest evenly over a four-year period; 25% of these options vested on February 21, 2015. Continuation of employment is the only vesting condition.

[2]	This column shows the exercise price for the options granted in 2014 to each named executive officer. This was the closing market price on the applicable date of grant of these options.

[3]
This column shows the full grant date fair value under FASB ASC Topic 718, of the stock options granted to each of the named executive officers in 2014. The full grant date fair value is the total amount Metro will recognize for financial statement reporting purposes over the award's vesting schedule. These options will vest at a rate of 25% per year, beginning one year after the date of grant. Options granted in 2014 were valued at $9.56 per share for all 2014 grants. Metro used a Black-Scholes option pricing model in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions used, see Note 14 to Metro's Notes to Consolidated Financial Statements included in Metro's annual report on Form 10-K for the year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The table on the following page sets forth certain information as of December 31, 2014 regarding the number of vested and unvested stock option awards for each named executive officer, as adjusted for all stock splits and stock dividends through December 31, 2014. Each grant is shown separately for each NEO.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable[1]	Option Exercise Price[2]	Option Expiration Date
Gary L. Nalbandian	2/18/2005	22,500		$33.50	2/18/2015
	2/17/2006	28,000		31.25	2/17/2016
	2/16/2007	32,500		28.51	2/16/2017
	2/22/2008	32,000		27.00	2/22/2018
	2/20/2009	25,816		16.17	2/20/2019
	2/19/2010	32,000		12.28	2/19/2020
	2/18/2011	37,500	12,500	12.05	2/18/2021
	3/27/2012	25,000	25,000	11.77	3/27/2022
	2/22/2013	1,750	5,250	16.53	2/22/2023
	2/21/2014		4,000	19.55	2/21/2024

Mark A. Zody	2/18/2005	5,250		$33.50	2/18/2015
	2/17/2006	10,000		31.25	2/17/2016
	2/16/2007	11,000		28.51	2/16/2017
	2/22/2008	11,000		27.00	2/22/2018
	2/20/2009	12,000		16.17	2/20/2019
	2/19/2010	14,000		12.28	2/19/2020
	2/18/2011	22,500	7,500	12.05	2/18/2021
	3/27/2012	15,000	15,000	11.77	3/27/2022
	2/22/2013	1,250	3,750	16.53	2/22/2023
	2/21/2014		4,400	19.55	2/21/2024

Percival B. Moser, III	6/29/2011	2,625	875	$11.11	6/29/2021
	3/27/2012	10,000	10,000	11.77	3/27/2022
	2/22/2013	1,250	3,750	16.53	2/22/2023
	2/21/2014		4,400	19.55	2/21/2024

James R. Ridd	2/18/2005	3,000		$33.50	2/18/2015
	2/17/2006	3,500		31.25	2/17/2016
	2/16/2007	3,500		28.51	2/16/2017
	2/22/2008	3,500		27.00	2/22/2018
	2/20/2009	3,500		16.17	2/20/2019
	2/19/2010	2,500		12.28	2/19/2020
	2/18/2011	3,750	1,250	12.05	2/18/2021
	3/27/2012	5,000	5,000	11.77	3/27/2022
	2/22/2013	325	975	16.53	2/22/2023
	2/21/2014		1,000	19.55	2/21/2024

Adam L. Metz	2/18/2005	750		$33.50	2/18/2015
	2/17/2006	1,500		31.25	2/17/2016
	2/16/2007	1,500		28.51	2/16/2017
	2/22/2008	2,000		27.00	2/22/2018
	2/19/2010	1,000		12.28	2/19/2020
	2/18/2011	1,125	375	12.05	2/18/2021
	3/27/2012	3,750	3,750	11.77	3/27/2022
	2/22/2013	350	1,050	16.53	2/22/2023
	2/21/2014		1,000	19.55	2/21/2024

[1]
These options vest at a rate of 25% of the total grant per year, beginning one year after the grant date. Accordingly, options granted in 2011, 2012, 2013 and 2014 will be fully vested in 2015, 2016, 2017 and 2018 respectively.

[2]	This was the closing market price (adjusted for stock splits and dividends) of Metro's common stock on the date of grant of these options.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2014

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized On Exercise

Gary L. Nalbandian, CEO	6,184	$58,006

Mark A. Zody, CFO	—	—

Percival B. Moser, III, COO	—	—

James R. Ridd, CCO	—	—

Adam L. Metz, CLO	2,000	$22,860

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Stock Options

Except in the event of his termination of employment due to misconduct, each named executive officer would be entitled to exercise all vested unexercised stock options as shown in the Outstanding Equity Awards table upon termination of employment. In the event of termination due to misconduct, as determined in the reasonable judgment of the Board of Metro, all stock options granted shall be forfeited and rendered unexercisable. Except for Mr. Nalbandian, whose employment agreement provides for accelerated vesting in the event of his termination by Metro “without cause” or by him for “good reason,” the named executive officers would not have been entitled to exercise any options that were not vested on December 31, 2014, if for any reason (other than in connection with a change in control of Metro) their employment had been terminated on this date.

The 2006 Plan, as amended in 2010, provides for accelerated vesting of options in the event of a change in control of Metro.  Consequently, if a change in control of Metro had occurred on December 31, 2014, each of the named executive officers would have been entitled to exercise all of the unexercised stock options listed in the Outstanding Equity Awards table.

Employment Agreements

Messrs. Nalbandian, Zody, Moser, Ridd, and Metz have individual employment agreements which provide benefits in the event of their respective termination of employment under various circumstances. Under any of the circumstances discussed herein, each named executive officer would be entitled to receive payment of salary (based on the salary in effect at the time of termination) and any other compensation due for services rendered through the date of termination of employment. Depending on the executive's employment agreement, additional benefits may be payable in the event of the executive's termination: (1) due to disability or death; (2) by Metro “without cause;” (3) by the named executive officer for “good reason;” or (4) upon a “change in control” of Metro as explained in further detail below.

The term of Mr. Nalbandian's agreement is three years and the term of each of the other named executive officers' respective agreement is two years. Under each agreement, the term is automatically renewed at each anniversary date (unless prior to the anniversary date either the executive or Metro gives notice that it will not renew the agreement) such that the executives at all times have a three-year (in the case of Mr. Nalbandian) or two-year employment agreement (in the case of the other named executive officers). Messrs. Zody's and Moser's agreements renew automatically for two years from the date of a change in control.

Termination Due to Disability or Death

Disability

Mr. Nalbandian would be permanently disabled under his employment agreement if he is unable to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months. Each executive would be entitled to disability leave benefits under his respective agreement if he is unable to perform the duties and services of his position because of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 6 months. Disability leave is for a period extending until the first to occur of (1) the expiration of the executive's employment agreement or (2) the executive's recovery from disability, but in no event longer than 29 months. During the period of disability leave, the executives, other than Mr. Nalbandian, are entitled to 70% of their annual base salary at the time they are placed on disability leave, paid in monthly increment minus any amounts they may receive from disability insurance. Mr. Nalbandian is entitled to 70% of his compensation at the time he is placed on disability leave. “Compensation” is defined in Mr. Nalbandian's agreement as the sum of his highest annual rate of base salary and highest cash bonus during the most recent 24 months. In the event Mr. Nalbandian becomes permanently disabled during the term of his agreement, he will be compensated for the balance of the term of his agreement at the rate of 70% of his compensation.

Death

Had the named executive officers' employment terminated due to death on December 31, 2014, Metro would have paid to the estate or personal representative of each of the named executives the executive's base salary as of December 31, 2014 for the balance of the week of his death. In addition, Mr. Nalbandian's personal representative or estate would have been paid an amount equal to three times the sum of his highest annual rate of base salary and highest cash bonus paid to him during the most recent 24 months.

Involuntary Termination Without Cause

A termination “without cause” is defined generally under the employment agreements as termination of the employment of an executive by Metro other than termination due to its failure to renew the agreement at the anniversary date and termination other than for “cause.” If a named executive officer is terminated for “cause,” the executive would not be entitled to any additional payments or benefits.

“Cause” means that the executive:

(a)
is indicted for, convicted of or enters a plea of guilty or nolo contendere to, a felony, a crime of falsehood or a crime involving fraud, moral turpitude or dishonesty; (b) willfully violates any of the terms or provisions of his employment agreement such as willfully failing to perform his duties under the agreement or to follow the instructions of the Board after receipt of written notice of such instructions (except in the event the executive is incapacitated due to illness or disability); or (c) engages in any conduct materially harmful to Metro's business, and in either case fails to cease such conduct or correct such conduct, as the case may be, within 30 days subsequent to receiving written notice from the Board advising the executive of same (which conduct shall be specifically set forth in such notice).

If Mr. Nalbandian is terminated without cause, he would receive a payment of three times his Compensation (as defined in his employment agreement). Messrs. Zody, Moser, Ridd and Metz will receive the amount due under the remaining term of their agreement. Mr. Nalbandian will receive medical insurance for life and disability, hospitalization and life insurance benefits for three years; whereas, Messrs. Zody, Moser, Ridd and Metz will receive medical, disability, hospitalization and life insurance benefits for one year.

Termination for “Good Reason”

Under the employment agreements of the named executive officers' other than Messrs. Nalbandian and Metz, "good reason" means:

(a) Without the executive's consent:

(1) the nature and scope of the executive's authority, responsibilities or duties are materially reduced;

(2) the duties and responsibilities assigned to the executive are materially inconsistent with those existing on the date of his employment agreement, resulting in a diminution of authority, duties or responsibilities;

(3) the salary and fringe benefits provided the executive are materially reduced;

(4) the executive's position or title is reduced, resulting in a material reduction in the executive's authority, duties or responsibilities; or

(5) there's a material change in the geographic location at which the executive must perform services, resulting in a relocation or transfer of Metro's principal executive offices to a location more than a certain number of miles from the executive's principal residence on the date of the employment agreement.

(b) A material breach of the employment agreement by Metro; or

(c) A failure or refusal of any successor to Metro to assume all duties and obligations of Metro under the agreement.

Under Mr. Nalbandian's agreement, a “good reason” termination means (a) the occurrence of both a “change in control” of Metro (as defined in the agreement) and the occurrence within 3 years after such change in control of one of the events described above in subparagraph's (a)(1) through (5) as “good reason” for the other named executives; (b) a material breach by Metro of his employment agreement; or (c) a failure or refusal of any successor to Metro to assume all duties and obligations of Metro under the employment agreement. In the event of a “good reason” for him to terminate his employment, Mr. Nalbandian would be obligated to follow the notice procedure outlined above in order to receive additional compensation set forth in the table below under “Potential Payments”.

Under Mr. Metz's agreement, “good reason” is defined as:

(a) the salary and fringe benefits provided the executive are materially reduced;

(b) there's a material change in the geographic location at which the executive must perform services, resulting in a relocation or transfer of Metro's principal executive offices to a location more than a certain number of miles from the executive's principal residence on the date of the employment agreement.

(c) A material breach of the employment agreement by Metro; or

(d) A failure or refusal of any successor to Metro to assume all duties and obligations of Metro under the agreement.

If “good reason” exists for an executive to terminate his employment, he must give notice to Metro of the existence of the condition(s) constituting “good reason” within 90 days of the initial existence of the condition(s). Upon such notice, Metro has a period of 30 days during which it may remedy the condition(s). If Metro fails to remedy the condition(s) during this 30-day period, the executive must terminate his service to Metro within 90 days following the expiration of the 30-day period that Metro had within which to remedy the condition(s) constituting “good reason.” If the executive does not terminate his employment during this 90-day period, his subsequent termination will not be treated as a termination pursuant to a “good reason” and the executive shall have no right to the payments.

If Mr. Nalbandian terminates his employment for good reason, he would receive a payment of three times his Compensation (as defined in his employment agreement). Messrs. Zody, Moser, Ridd and Metz will receive the amount due under the remaining term of their agreement. Mr. Nalbandian will receive medical insurance for life and disability, hospitalization and life insurance benefits for three years; whereas, Messrs. Zody, Moser, Ridd and Metz will receive medical, disability, hospitalization and life insurance benefits for one year.

Termination Following a “Change in Control”

For the named executives other than Mr. Nalbandian, a “change in control” of Metro means:

(a) any person or group acquires ownership of stock of Metro that, together with stock already held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of Metro;

(b) any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) ownership of stock possessing 30 percent or more of the total voting power of the stock of Metro;

(c) a majority of members of Metro's Board of Directors is replaced during any 24-month period by directors whose appointment or election is not approved by a majority of the members of Metro's Board before the date of the appointment or election of any of the “replacement” directors; or

(d) any person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group) assets from Metro that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of Metro immediately before such acquisition(s).

For purposes of the above provisions, “group” is defined or determined pursuant to Treasury Regulation §1.409A-3 paragraph (i)(5)(v)(B).

Under Mr. Nalbandian's employment agreement, a “change in control” means a change in control of Metro of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act. However, such a change in control would be deemed to occur conclusively if any of the following events occurred without Mr. Nalbandian's prior written consent:

(a) Within any period of 2 consecutive years during the term of his employment agreement, there is a change in at least a majority of the members of the Board or the addition of five or more new members to the Board, unless such change or addition occurs with the affirmative vote in writing of the executive in his capacity as a director or a shareholder; or

(b) A person or group acting in concert as described in Section 13(d)(2) of the Securities Exchange Act holds or acquires beneficial ownership of a number of common shares of Metro which constitutes either:

(1) more than 50% percent of the shares which voted in the election of directors of Metro at the shareholders' meeting immediately preceding such determination; or

(2) more than 30% percent of Metro's outstanding common shares (unexercised warrants or options or unconverted nonvoting securities shall count as constituting beneficial ownership of the common shares into which the warrants or options are exercisable or the nonvoting convertible securities are convertible, notwithstanding anything to the contrary contained in Rule 13d-3 of the Exchange Act).

If change in control occurs and Mr. Nalbandian terminates his employment for good reason, then he shall be entitled to a payment equal to three times his Compensation (as defined in his employment agreement) and medical insurance for life and disability, hospitalization and life insurance benefits for three years. Upon a termination of employment after a change in control, Messrs. Ridd and Metz will receive a payment of two times their average annual base salary (as defined in the agreement) and will receive medical, disability, hospitalization and life insurance benefits for one year.

Upon a change in control, Messrs. Zody and Moser will receive a payment equal to two times their respective current base salary and any bonus or incentive payments paid within the previous twenty-four (24) months.  Messrs. Zody and Moser will only receive change in control payments in two equal installments each on an anniversary date of the change in control provided that they did not voluntarily terminate their employment or are terminated for cause.

Confidentiality, Non-Disparagement and Non-Compete Provisions

Each executive's employment agreement contains provisions which prohibit the executive from (1) divulging confidential information about Metro, (2) disparaging Metro or the interests of Metro; and (3) except with the express prior written consent of Metro, competing with Metro or the Bank within any geographic area in which Metro and its subsidiaries are conducting business. To “compete” means that the executive is acting in any capacity, such as an owner, partner, shareholder (but he may own less than 5% of the outstanding voting stock of a publicly traded company), consultant, agent, employee, officer or director, in the commercial banking business.

The provisions against divulging confidential information and disparagement continue indefinitely. The non-compete provisions are applicable on the commencement date of each employment agreement and for each named executive officer except Mr. Nalbandian, end on one of the following periods, depending on the reason for the termination:

(a) If Metro fails to renew the agreement for an additional term such that the agreement would expire at the end of the then current term, on the effective date of the termination of the agreement.
(b) If the executive voluntarily terminates his employment, one year following the effective date of termination of the agreement; or

(c) If the agreement is terminated by Metro without cause or by the executive for “good reason” or following a change in control, six months following the effective date of termination of the agreement, except that if Metro is prohibited by its or the Bank's governmental regulatory agency from paying the executive the severance pay as provided in his employment agreement, then the non-compete provisions expire on the effective date of termination of the employment agreement.

Regardless of the reason for the termination of Mr. Nalbandian's employment, the non-compete provisions in his agreement continue for a period of 18 months following termination of his employment.

Mr. Nalbandian Must Execute a General Release and Non-Disparagement Agreement

Receipt of severance payments or benefits by Mr. Nalbandian in the event his employment is terminated without cause or for good reason is conditioned upon Mr. Nalbandian's execution and delivery to Metro of an effective general release and non-disparagement agreement. Any such payments or benefits are to be paid within ninety days following termination of employment if Mr. Nalbandian has delivered the release and non-disparagement agreement and the statutory period during which he is entitled to revoke the general release and non-disparagement agreement has expired.

Potential Payments

The following table shows the estimated benefits payable to the named executive officers as of December 31, 2014. These estimated amounts have been calculated as if employment was terminated on December 31, 2014.

	Voluntary Termination	Death	Disability (2)	Change In Control (4)	Termination Without Cause or Good Reason
Gary L. Nalbandian Cash under Employment Agreement	$0	$2,054,182	$39,592	$2,036,190	$2,036,190
Benefits under Employment Agreement	$0	$0	(3)	(1)	(1)
Stock Options[5]	$1,469,350	$1,469,350	$1,469,350	$2,071,276	$2,071,276
Mark A. Zody Cash under Employment Agreement	$0	$9,929	$18,824	$765,400	$457,158
Benefits under Employment Agreement	$0	$0	(3)	(1)	(1)
Stock Options[5]	$843,999	$843,999	$843,999	$1,223,538	$843,999
Percival B. Moser III Cash under Employment Agreement	$0	$9,548	$18,101	$729,350	$439,591
Benefits under Employment Agreement	$0	$0	(3)	(1)	(1)
Stock Options[5]	$192,111	$192,111	$192,111	$409,809	$192,111
James R. Ridd Cash under Employment Agreement	$0	$7,131	$13,519	$456,750	$455,195
Benefits under Employment Agreement	$0	$0	(3)	(1)	(1)
Stock Options[5]	$194,039	$194,039	$194,039	$297,652	$194,039
Adam L. Metz Cash under Employment Agreement	$0	$6,923	$13,125	$435,000	$366,937
Benefits under Employment Agreement	$0	$0	(3)	(1)	(1)
Stock Options[5]	$101,471	$101,471	$101,471	$175,964	$101,471

[1]
Each executive will be entitled to continue to participate in Metro's medical, disability, hospitalization and life insurance programs (three years for Mr. Nalbandian and one year for the others). All of these programs are generally available to Metro's salaried employees. Should the executive accept subsequent employment during the applicable period following the date of termination, then any such benefits will be offset by coverage provided through the executive's subsequent employer. In addition, under the agreement, Metro will provide Mr. Nalbandian and his dependents, if any, with medical insurance coverage for life. If such coverage is not possible under the Metro medical plan, Metro shall reimburse him for the cost of such coverage.

[2]	Calculated per month.

[3]	The executive continues to maintain his benefits as any other employee.

4     Only Mr. Nalbandian receives a gross up. All other named executive officers receive gross downs.

5    Represents the difference between the current market price per share of Metro common stock as of December 31, 2014 and the exercisable price per share for all "in the money" stock options as of the close of business on December 31, 2014.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2014

The following table lists the total compensation paid to Metro's independent directors in 2014.

	Fees Earned	Stock
	or	Option	All Other
Name	Paid In Cash[1]	Awards[2]	Compensation	Total

James R. Adair	$47,813	$47,819	n/a	$95,632

Douglas R. Berry	12,975	—	n/a	12,975

John J. Cardello, CPA	54,225	47,819	n/a	102,044

Douglas S. Gelder	72,225	47,819	n/a	120,044

Alan R. Hassman	38,700	47,819	n/a	86,519

J. Rodney Messick	40,500	47,819	n/a	88,319

Howell C. Mette, Esq.[3]	19,275	47,819	n/a	67,094

Jessica E. Meyers	16,313	—	n/a	16,313

Michael A. Serluco	33,750	47,819	n/a	81,569

Thomas F. Smida, Esq.	17,775	—	n/a	17,775

Samir J. Srouji, M.D.	43,200	47,819	n/a	91,019

[1]
Amounts shown in this column include annual Board cash retainers, quarterly Board committee cash retainers and cash fees paid for attendance and participation in Board committee meetings. The amounts shown for Ms. Meyers and Mr. Smida are for their service from July 25, 2014 (the date of their appointment to Metro's Board) through December 31, 2014. The amount shown for Mr. Berry is for his service from September 19, 2014 (the date of his appointment to Metro's Board) through December 31, 2014.

[2]
This column shows the aggregate grant date fair value, under FASB ASC Topic 718, of 5,000 non-qualified stock options granted to each independent director in 2014. This is the amount Metro will recognize for financial statement reporting purposes over the award's vesting schedule of four years. Except in the event of retirement of a director or a change in control of Metro, these options will vest at a rate of 25% per year, beginning one year after the date of grant. These options were valued at $9.56 per share using a Black-Scholes option pricing model in accordance with FASB ASC Topic 718. For a discussion on the valuation assumptions used, see Note 14 to Metro's Notes to Consolidated Financial Statements included in Metro's annual report on Form 10-K for the year ended December 31, 2014. It is Metro's practice to grant Directors stock option awards for their service during the first quarter of each calendar year. Therefore, Mrs. Meyers, Mr. Smida and Mr. Berry did not receive any non-qualified stock option grants in 2014 and, accordingly, no aggregate grant date fair value is shown for these three directors.

[3]
Mr. Mette retired from the Board of Directors on July 25, 2014. The amounts shown for Mr. Mette are for his service as a member of Metro's Board from January 1, 2014 through his retirement on July 25, 2014.

Director's Fees

Each of Metro's independent directors received a quarterly retainer fee of $7,875 in 2014. Each director who was an active member of the Audit Committee, Compensation Committee, Executive Committee, Nominating and Corporate Governance Committee and the Real Estate Committee received $900 for each committee meeting attended. Each director who was an active member of the Enterprise Risk Committee received $1,125 for each committee meeting attended. The members of the Audit Committee received a quarterly retainer fee of $675 for their membership on this committee. The Chairman of the Audit Committee received a quarterly fee of $3,375 for his leadership of this committee and the Chairmen of each of the other Board committees listed in this paragraph received a quarterly fee of $675 for leadership of their respective committees except for the Chairman of the Enterprise Risk Committee who received a quarterly fee of $1,350 for his leadership of this committee. Douglas S. Gelder received a quarterly fee of $3,375 to serve as the Independent Lead Director. As an employee director, Mr. Nalbandian received no fees for his service as a member of the Board of Directors or for attendance at any committee meetings. Each of the above mentioned fees paid for service in 2014 were the same as those paid for service in 2013. There were no increases in Director's fees in 2014 over those paid in 2013.

Stock Option Plans for Non-Employee Directors

In 2001, Metro adopted the 2001 Directors Stock Option Plan for non-employee directors (the "2001 Plan") which provides for the purchase of a total of not more than 343,100 shares of Metro's common stock (as adjusted for all stock splits and dividends) by members of the Board of Directors of Metro and other persons who provide services to Metro but who are not employees. The 2001 Plan expired on December 31, 2010 and no further options may be granted under the 2001 Plan. As of April 28, 2015, options to purchase 124,075 shares of Metro's common stock (as adjusted for all stock splits and stock dividends through the record date) were outstanding under the 2001 Plan.

In 2010, Metro adopted the 2011 Directors Stock Option Plan for non-employee directors (the “2011 Plan”), which provides for the purchase of a total of not more than 200,000 shares of Metro's common stock by members of the Board of Directors and other persons who provide services to Metro but are not employees. Options may be granted under the 2011 Plan through December 31, 2020. Under the 2011 Plan, members of the Board of Directors and others who are not also employees of Metro are entitled to receive options to purchase Metro's common stock. Options granted pursuant to the 2011 Plan, may be exercised in whole, or from time to time in part, beginning on the earlier to occur of (1) one year after the date of their grant ratably over four years; (2) retirement from the Board; or (3) a "change in control" of Metro as such term is defined in the 2011 Plan. As of April 28, 2015, options to purchase 174,100 shares of Metro's common stock were outstanding under the 2011 Plan and 900 shares of Metro's common stock were available for issuance of options under the 2011 Plan.

The non-employee director stock option plans are administered by our Board, including non-employee directors. Options granted under the non-employee director plan are not "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Option exercise prices equal 100% of the fair market value of Metro's common stock on the date of option grant. The Board has the discretion to grant options under the 2011 Plan to non-employee directors or to other persons who are not employees of Metro and determine the number of shares subject to each option, the rate of option exercisability, and the duration of the options. Unless terminated earlier by the option's terms, options granted under the 2011 Plan expire ten years after the date they are granted. Options are not transferable other than by will or laws of descent and distribution. A director can exercise options (1) while serving as a director of Metro; (2) following retirement from the Board; or (3) within three months after he has ceased to serve as a director (unless the director is removed from office, in such event, all of the director's outstanding options shall be forfeited). If a director dies within the option period, the director's estate may exercise the option within three months of his or her death (but not later than the end of the option's original term). The number of shares subject to option and the option price will be appropriately adjusted if the number of issued shares is decreased or increased by changes in par value, a combination, stock dividend or the like.

As of December 31, 2014, the aggregate number of unexercised options held by each independent director is set forth in the table on the next page.

	Number of Options
Name	Vested	Unvested	Total

James R. Adair	33,225	12,500	45,725

Douglas R. Berry	—	—	—

John J. Cardello, CPA	33,225	12,500	45,725

Douglas S. Gelder	33,225	12,500	45,725

Alan R. Hassman	33,225	12,500	45,725

J. Rodney Messick	1,250	8,750	10,000

Jessica E. Meyers	—	—	—

Michael A. Serluco	24,475	12,500	36,975

Thomas F. Smida, Esq.	—	—	—

Samir J. Srouji, M.D.	33,225	12,500	45,725

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members for 2014 were James R. Adair (Chairman), Douglas R. Berry, Douglas S. Gelder, Alan R. Hassman, J. Rodney Messick and Michael A. Serluco.  No person who served as a member of the Compensation Committee during 2014 was a current or former employee of Metro or any of our subsidiaries or, engaged in certain transactions with Metro required to be disclosed by regulations of the SEC. Additionally, there was no Compensation Committee “interlocks” during 2014, which generally means that no executive officer of Metro served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Metro.

Compensation Policies and Practices and Risks to Metro

The Compensation Committee and executive management of Metro have concluded that Metro does not compensate and incentivize its executives or other employees in such a way that creates risks that are reasonably likely to have a material adverse effect on Metro. To reach this conclusion, the Compensation Committee and executive management reviewed and considered that the major risks affecting Metro, including changes in interest rates, failure of borrowers to repay their loans, inadequate provisions for loan losses, and other than temporary impairment charges on our investment securities are more directly related to the economy than to acts of individual employees. In its review of the possible risks inherent in Metro's compensation program, the Compensation Committee and executive management considered that:

•	Metro is not comprised of several business units (it has one major subsidiary, the Bank) where one unit is significantly more profitable than the other.

•
Except for residential loan originators, the structure of the compensation program is uniform for Metro. Residential loan originators do not receive a base salary and are instead paid commissions based on loans closed and sold in the secondary market; however, the lenders do not set the lending standards. Residential loans must conform to Metro and secondary market underwriting standards and the lenders have no influence on the credit approval process.

•
In an effort to align the interests of our executive officers and other employees with the long term interests of our shareholders, Metro provides stock-based compensation as part of its compensation program.

•	While both Metro and individual performance are considered when awarding compensation, as a general matter, the

Compensation Committee has emphasized group effort over individual performance. Historically, when Metro has performed well, the employees, as a group, rather than individually, have been rewarded with higher compensation; when Metro has not performed well, the Compensation Committee has withheld (or minimized) salary increases and annual bonuses and has made smaller stock option awards.

With the focus on long-term and the rewarding of group efforts as well as individual performance, Metro believes there is less of an incentive for our employees to take excessive risks which would adversely affect Metro.

Also, the CRO meets annually with Metro's Compensation Committee and presents his review of Metro's compensation program structure, including any incentive plans, to ensure that such programs and plans to not encourage inappropriate risks, provide excessive compensation, or promote actions hat could lead to a material financial loss for Metro.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS
AND CERTAIN BENEFICIAL SHAREHOLDERS

The following table sets forth certain information, as of April 28 2015, concerning the number and percentage of shares of our common stock beneficially owned by our directors, our named executive officers, and by our directors and executive officers as a group. In addition, the table includes information with respect to other persons known to us to own or who may be deemed to own more than five percent of our common stock as of April 28, 2015.

The address for each director and named executive officer is c/o Metro Bancorp, Inc., 3801 Paxton Street, Harrisburg, PA 17111.

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned	[1]	Percent of Outstanding Common Stock Beneficially Owned	[1]
Directors

James R. Adair	38,718	[2]	*
Douglas R. Berry	—		*
John J. Cardello, CPA	43,143	[3]	*
Douglas S. Gelder	140,929	[4]	*
Alan R. Hassman	203,167	[5]	1.43%
J. Rodney Messick	8,734	[6]	*
Jessica E. Meyers	100		*
Gary L. Nalbandian	551,967	[7]	3.83%
Michael A. Serluco	198,010	[8]	1.39%
Thomas F. Smida, Esquire	400		*
Samir J. Srouji, M.D.	179,209	[9]	1.26%

Named Executive Officers Who are not Directors

Mark A. Zody, CPA	165,555	[10]	1.16%
Percival B. Moser, III	26,664	[11]	*
James R. Ridd	60,896	[12]	*
Adam L. Metz	17,825	[13]	*
All Directors and Executive Officers
of Metro, as a group (17 Persons)	1,640,134	[14]	11.13%

Other Five Percent Beneficial Shareholders

Basswood Capital Management, LLC
645 Madison Avenue, 10th Floor
New York, NY 10022	1,405,806	[15]	9.92%

Wellington Management Company, LLP
280 Congress Street
Boston, MA 02210	1,377,226	[16]	9.72%

PL Capital, LLC
67 Park Place East, Suite 675
Morristown, NJ 07960	1,242,929	[17]	8.77%

Dimensional Fund Advisors LP
6300 Bee Cave Road
Austin, TX 78746	1,193,530	[18]	8.42%

BlackRock, Inc.
40 East 52nd Street
New York, NY 10022	932,096	[19]	6.58%

* less than 1%

[1]
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or contract within 60 days after April 28, 2015. Shares subject to outstanding stock options or contract, which an individual has the right to acquire within 60 days after April 28, 2015, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class of stock owned by such individual or any group including such individual only. Beneficial ownership may be disclaimed as to certain of the securities.

[2]	Includes 836 shares owned by Mr. Adair's wife and 13,975 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans.

[3]	Includes 35,225 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans.

[4]
Includes 15,225 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans. As of the record date, Mr. Gelder had pledged 115,323 shares of Metro common stock in connection with real estate and business loans with the Bank.

[5]
Includes 55,358 shares owned by Mr. Hassman's wife and 35,225 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans. As of the record date, Mr. Hassman had pledged 33,594 shares of Metro common stock in connection with business loans with the Bank. Mr. Hassman's wife had pledged 55,358 shares of Metro common stock in connection with loans with the Bank.

[6]	Includes 3,750 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2011 Directors Stock Option Plan.

[7]
Includes 113,128 shares held by Mr. Nalbandian's individually directed participant account in the NAI/CIR Profit Sharing Trust with respect to which Mr. Nalbandian has sole voting power and 6,624 shares held in trust by Mr. Nalbandian for the benefit of Mr. Nalbandian's child and grandchild. Also includes 234,316 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 1996 and 2006 Employee Stock Option Plans.

[8]	Includes 26,475 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans.

[9]
Includes 58,559 shares owned by Dr. Srouji's wife, 1,162 shares owned jointly by Dr. Srouji and his wife and 29,436 shares held by Dr. Srouji's self-directed participant account in the Plastic Surgery P.C. Profit Sharing Plan. Also includes 35,225 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2001 and 2011 Directors Stock Option Plans.

[10]
Includes 48,937 shares owned jointly by Mr. Zody and his wife. Also includes 114,098 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 1996 and 2006 Employee Stock Option Plans.

[11]	Includes 2,349 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 2006 Employee Stock Option Plan.

[12]	Includes 29,900 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 1996 and 2006 Employee Stock Option Plans.

[13]	Includes 14,075 shares of Metro common stock issuable upon the exercise of stock options granted under Metro's 1996 and 2006 Employee Stock Option Plans.

[14]
Includes an aggregate of 563,888 shares of Metro common stock issuable to the directors and executive officers of Metro under Metro's 2001 and 2011 Director Stock Option Plans and Metro's 1996 and 2006 Employee Stock Option Plans.

[15]
Based on information in a Schedule 13F filed on February 13, 2015, as of December 31, 2014, Basswood Capital Management, LLC on behalf of its client accounts, held 1,405,806 shares over which it had shared voting and dispositive power.

[16]
Based on information in a Schedule 13G/A filed on February 12, 2015, as of December 31, 2014,Wellington Management Company, LLP, on behalf of its client accounts, held 1,377,226 shares over which it had shared voting and dispositive power.

[17]
Based on information in a Schedule 13F filed on January 9, 2015, as of December 31, 2014, PL Capital, LLC, on behalf of its client accounts, held 1,242,929 shares over which it had shared voting and dispositive power.

[18]
Based on information in a Schedule 13G/A filed on February 5, 2015, as of December 31, 2014, Dimensional Fund Advisors, LP on behalf of its client accounts, held 1,168,341 shares over which it had shared voting and and 1,193,530 shares which it had sole dispositive power.

[19]
Based on information in a Schedule 13G/A filed on January 29, 2015, as of December 31, 2014, BlackRock, Inc., on behalf of its client accounts, held 907,833 shares over which it had sole voting power and 932,096 shares which it had sole dispositive power.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information about Metro's Equity Compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)[1]

Equity compensation
plans approved by
security holders	1,180,754	$19.14	147,275

Equity compensation
plans not approved
by security holders	N/A	N/A	N/A

TOTAL	1,180,754	$19.14	147,275

[1]	Includes total shares available for employees through the 2006 Employee Stock Option and Restricted Stock Plan and also shares available for directors through the 2011 Directors Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board is responsible for reviewing and approving all related party transactions. The Board has adopted a written Related Party Transactions Policy ("the Policy"). Related parties of Metro include our directors, executive officers, any greater than 5% beneficial owner of Metro's common stock and the immediate family members of any of these groups.

Transactions covered by the policy include any single or series of related transactions between Metro and any related party or to which Metro is a party and from which a related party will derive a financial benefit. The following transactions are not covered by the policy:

•	Transactions available to all employees;

•
Compensation or benefits paid or awarded in the ordinary course of business to an executive officer in connection with such officer's employment, provided Metro complies with the SEC reporting requirements regarding such compensation;

•	Compensation paid or awarded to a director which is approved by the full Board and is required to be reported in the Proxy Statement;

•	A transaction arising solely from the ownership of a class of Metro's equity securities and all holders of that class receive the same benefit; or

•	A transaction involving the rendering of services as a common or contract carrier, or public entity, at rates or charges fixed in conformity with law or governmental authority.

To identify related party transactions, we identify them through review and approval by the Board with subsequent monitoring through annual Director and Officer Questionnaires that list any transaction with us in which the director, executive officer, or their immediate family members have an interest. We review related party transactions for potential conflicts of interest. A conflict of interest could occur if an individual's private interest interferes with the interests of Metro or the Bank. To prevent actual and apparent conflicts of interest between related parties and Metro, the Board has mandated periodic training sessions regarding the Policy and the other corporate governance policies. Our Code of Business Conduct and Ethics requires all directors, executive officers and employees who may have a potential or apparent conflict of interest to notify Metro's Chief Risk Officer as well as Metro's President. Directors and executive officers are to provide reasonable notice to the Chief Risk Officer and to the President of all changes or new business activities as well as any related party relationships and board directorships as they arise.

In addition, Metro and the Bank are subject to Federal Reserve Regulation O, which deals with loans by federally regulated banks to executive officers, directors or 10% controlling shareholders (“insiders”) of the applicable bank or bank holding company, or an entity controlled by any such insider. Metro follows a Regulation O Policy that prohibits the subsidiary Bank from making loans to an insider unless the loan (1) is made on substantially the same credit terms (including interest rates and collateralization) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and who are not employed by the Bank; and (2) does not involve more than the normal risk of repayment or present other unfavorable features. Metro and the Bank are examined periodically by bank regulators for compliance with Regulation O. Internal controls exist within Metro and the Bank to ensure that compliance with Regulation O is maintained on an ongoing basis. We believe that these policies provide appropriate levels of control and monitoring of the types of related party transactions that are likely to arise in the nature of our business and the associated risks.

Related-Party Transactions

Applicable SEC regulations require Metro to disclose transactions with certain related parties where the amount involved exceeds $120,000 and in which the related party has a direct or indirect material interest. However, a person who has a position or relationship with a firm, corporation, or other entity that engages in a transaction with Metro is not deemed to have a material interest in the transaction where the interest arises only from such person's position as a director of another entity and/or arises only from the ownership by such person (and such person's immediate family members) in the other entity if that ownership is under 10%, excluding partnerships. Transactions in which a related person does not have a direct or indirect material interest are not required to be disclosed.

Customer Relationships. During 2014, the Bank had, and expects to have in the future, loan and deposit account banking transactions in the ordinary course of business with directors and officers (and their associates) of Metro. All loans and commitments to lend made to such persons and to the companies with which they are associated were made in the ordinary course of business, on substantially the same terms, (including interest rates, collateral on the loans, and repayment terms), as those prevailing at the same time for comparable transactions with persons not related to or employed by Metro. Management believes that these loans present no more than the normal risk of collectability or other unfavorable features. Also, these loans and extensions of credit are governed by Regulation O. We discuss our process for managing transactions governed by Regulation O above. The loans to these persons and related companies amounted to approximately $7.1 million, or less than 1%, of total loans outstanding as of December 31, 2014.

Business Relationships. In the ordinary course of business, we may enter into transactions with, or receive services from, entities affiliated with our directors or their immediate family members including the following:

Thomas F. Smida, Esq, a director of Metro, is a shareholder (owning less than a 5% equity interest) in the law firm of Mette, Evans & Woodside, which Metro retained during 2014, and has retained for 2015.

Gary L. Nalbandian, Chairman, President and CEO of Metro and the Bank, and a 3.8% beneficial shareholder of Metro, is the Vice President/Treasurer/Secretary of NAI/Commercial-Industrial Realty Co. (“NAI/CIR”). The Bank has utilized NAI/CIR to identify sites for its store expansions and to assist it in the sale of certain real estate assets acquired through the foreclosure of problem loans. In connection with these transactions, NAI/CIR received commissions from independent third parties related to real estate transactions conducted on behalf of the Bank. Mr. Nalbandian received no direct financial benefit from such commissions. The Bank leases 4,744 square feet in a local business center from NN&S Associates, of which Gary L. Nalbandian, Chairman/President and CEO is a partner. The Bank utilizes this leased space as a storage facility. The Board has determined that this related party transaction is beneficial to Metro given the close proximity of the leased space to Metro's headquarters building and the favorable lease terms and rental amount.

Substantial Majority of Independent Directors

Since the Company's formation in 1985, we have maintained a Board with a substantial majority of independent directors. The NASDAQ Rules require that a majority of our directors be independent from management. As an executive officer of Metro,

Mr. Nalbandian is the only director who is not independent. The Board has confirmed the independence of each of the other ten directors.

Independent Lead Director

Metro's Bylaws also provide for the position of an Independent Lead Director. Mr. Gelder was elected in 2011 to serve in this position. The Lead Director's duties, responsibilities and authorities include general leadership of the affairs of the Independent Directors, to preside at all executive sessions of the Board of Directors, to assist management personnel with respect to the agenda at any Board meeting at which the Chairman/CEO is not in attendance, to serve as liaison between Chairman/CEO and the independent directors, to attend and participate in meetings of Committees of the Board of Directors when deemed necessary and appropriate, to advise and consult with the Chairman/CEO with respect to matters affecting the management of Metro and to direct the Board's evaluation of the Chairman/CEO. As the Independent Lead Director, Mr. Gelder also chairs Metro's Nominating and Corporate Governance Committee.

Regular Executive Sessions of Independent Directors

Our directors have met and will continue to meet in regularly scheduled executive sessions without management present. Our independent directors meet by themselves at least quarterly. Our Independent Lead Director leads these executive sessions.

The Chief Risk Officer (“CRO”) of Metro reports directly to the Board of Directors and reports administratively to the CEO. As appropriate, the CRO routinely attends portions of Board meetings and discusses risk issues with the Board of Directors. In addition, and on no less than a quarterly basis, the CRO reviews with the Board of Directors Metro's Risk Management program structure, including various Risk Management reports associated with, but not limited to, such topics as capital adequacy, interest rate risk, loan and investment credit risk, liquidity, loan, deposit and retail operations risks, technology, legal matters, regulatory reporting and compliance with laws and regulations. The Audit Committee is charged with reviewing Metro's Annual Risk Assessment and risk management policies. Also, the CRO meets annually with Metro's Compensation Committee and presents his review of Metro's compensation program structure, including any incentive plans, to ensure that such program and plans do not encourage inappropriate risks, provide excessive compensation, or promote actions that could lead to a material financial loss for Metro. The CRO also attends the Board's Enterprise Risk Committee meetings and Audit Committee meetings as necessary and provides information related to risks, when appropriate.

Independence of Directors

As permitted by the NASDAQ Rules, to assist the Board in evaluating the independence of each of its directors, the Board has adopted categorical standards of independence. Applying these standards, the Board of Directors has determined that all directors, with the exception of Gary L. Nalbandian, are independent as defined in the applicable NASDAQ Rules. The categorical standards adopted and applied by the Board consist of the following business or charitable relationships which the Board has determined are not material relationships that would impair a director's independence:

•
Lending relationships, deposit relationships or other financial service relationships (such as depository, transfer, registrar, indenture trustee, trusts and estates, insurance and related products, private banking, investment management, custodial, securities brokerage, cash management and similar services) between Metro or the Bank, and (1) the director; and/or (2) any family member of the director who resides in the same home as the director; and/or (3) any profit or non-profit entity with which the director is affiliated by reason of being a director, officer, employee, trustee, partner and/or an owner thereof, provided that (A) such relationships are in the ordinary course of business of Metro or the Bank and are on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons; and in addition, (B) with respect to any extension of credit by the Bank to any borrower described in clauses (1) - (3) above, such extension of credit has been made in compliance with applicable law, including Regulation O of the Board of Governors of the Federal Reserve System and Section 13(k) of the Exchange Act and no extension of credit is on a non-accrual basis.

•
The fact that the director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Metro or the Bank made, or from which Metro or the Bank received, payments for property or services in the current or any of the past three fiscal years that do not exceed 5% of the recipient's consolidated gross revenues for that year or $200,000, whichever is greater. Payments shall not include payments received solely from investments in Metro's securities or payments received under non-discretionary charitable contribution matching programs.

•
Compensation received by the director or the director's family member from Metro or the Bank if the compensation does not exceed $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence. Compensation does not include compensation for board or board committee service; compensation paid to a family member who is an employee (other than an Executive Officer) of Metro or the Bank; or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•
The employment by Metro or the Bank of a family member of the director provided that such family member was or is not an executive officer of Metro and the compensation of any such family member was established by Metro or the Bank in accordance with its employment and compensation practices applicable to employees holding comparable positions.

For purposes of the foregoing standards of director independence, a "Family Member" means any of the director's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

For purposes of service on the Audit Committee and the Compensation Committee, the Board also applies the independence standards of Exchange Act Rule 10A-3. Accordingly, the direct or indirect receipt by a director of any consulting, advisory or other compensatory fee from Metro or the Bank (excluding services as a director of Metro or the Bank) would preclude a director's service on the Audit Committee or the Compensation Committee.

Directors are requested to inform the Chairman of the Nominating and Corporate Governance Committee, the Lead Independent Director and the President of Metro of any change of circumstances or before serving as a director, officer, employee, partner, trustee and/or owner of an outside profit or non-profit entity so that such change in circumstances or opportunity can be reviewed for any independence issues.

Item 14. Principal Accounting Fees and Services

Fees Billed by Independent Public Accountants

Aggregate fees for professional services provided by BDO USA, LLP (“BDO”), Metro’s independent registered public accounting firm, for 2014 and 2013 were as follows for the last two fiscal years:

	2014	2013
Audit Fees[1]	$224,567	$215,090
Audit-Related Fees[2]	16,861	15,906
Tax Fees[3]	13,500	11,118
All Other Fees	—	—

	$254,928	$242,114

[1]
Includes professional services rendered for the audit of Metro's annual financial statements and review of financial statements included in Forms 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by FDICIA or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

[2]	Assurance and related services related to the performance of the audit of the employee retirement savings plan.

[3]	Tax fees include the preparation of state and federal tax returns and assistance with tax questions and research.

The Sarbanes Oxley Act of 2002 and the auditor independence rules of the SEC require all public accounting firms who audit public companies to obtain authority from their respective audit committees in order to provide professional services without impairing independence. Metro's Audit Committee meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  The Committee also meets with Metro's independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit, to review the results of the auditors' work.  During the course of the year, the chairman of the Committee has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and Metro's independent auditors update the Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During fiscal 2014, before BDO performed any services for Metro, the Committee was informed that such services were necessary and was advised of the estimated costs of such services.  The Committee then decided whether to approve BDO's performance of the services.  In 2014, all services performed by BDO were approved in advance pursuant to these procedures.  The Committee determined that the performance by BDO of tax services was compatible with maintaining that firm's independence.

The above fees were approved in accordance with the Audit Committee's policy. The de minimus exception (as defined in Rule 202 of the Sarbanes-Oxley Act) was not applied to any of the 2014 or 2013 total fees.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following financial statements are incorporated by reference in Part II, Item 8 hereof: +
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)
(a)(3)	List of Exhibits:
3.1	Articles of Incorporation of Metro Bancorp, Inc. (incorporated by reference to Appendix A to the Company’s 2011 Proxy Statement, filed with the SEC on April 22, 2011)
3.2	Amended and Restated Bylaws of Metro Bancorp, Inc. +
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

10.10	Employment Agreement effective June 1, 2012 with Percival B. Moser, III (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on June 6, 2012)*

10.11	Amended and Restated Employment Agreement effective June 1, 2012 with Mark A. Zody (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 6, 2012)*
10.12	Employment Agreement effective September 17, 2012 with Adam L. Metz (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 20, 2012)*
11	Calculation of EPS**+
13	Metro Bancorp, Inc. 2014 Annual Report to Shareholders+
16.1	Letter of concurrence from ParenteBeard LLC regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 from the Company's Form 8-K filed with the SEC on July 12, 2013)
21	Subsidiaries of the Company+
23.1	Consent of BDO USA, LLP+
23.2	Consent of Baker Tilly Virchow Krause, LLP (previously known as ParenteBeard LLC)+
24.1	Powers of Attorney executed by the Company’s Directors +
31.1	Certification of CEO, required by SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of CFO, required by SEC Rule 13a-14(a)/15d-14(a)
32	Section 1350 Certification by Principal Executive and Financial Officer+
99.1	Agreement to Furnish Debt Instruments+
(b)	Exhibits – The exhibits required to be filed as part of this report are submitted as a separate section of this report.
(c)	Financial Statement Schedules – None required.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the twelve months ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. +

*	Denotes a compensatory plan or arrangement
**
The information required to be presented in Exhibit 11 appears in Note 13 of the Consolidated Financial Statements of the Company’s 2014 Annual Report to Stockholders and is incorporated by reference herein. +

+	Previously filed with the Company’s Form 10-K filed with the SEC on March 16, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro Bancorp, Inc. (Registrant)

Date:	April 30, 2015	By	/s/ Gary L. Nalbandian
Gary L. Nalbandian
Chairman and President

Date:	April 30, 2015	By	/s/ Mark A. Zody
Mark A. Zody
Chief Financial Officer
(Principal Accounting Officer)