Form 10-Q
period 2015-03-31
METRO BANCORP, INC.
filed 2015-05-11
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,165,110	Common shares outstanding at	April 30, 2015

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$58,398	$42,832
Securities, available for sale at fair value	486,025	528,038
Securities, held to maturity at cost (fair value 2015: $323,056; 2014: $319,923)	323,082	324,994
Loans, held for sale	5,613	4,996
Loans receivable, net of allowance for loan losses (allowance 2015: $25,755; 2014: $24,998)	1,977,955	1,973,536
Restricted investments in bank stock	16,021	15,223
Premises and equipment, net	74,921	75,182
Other assets	32,600	32,771
Total assets	$2,974,615	$2,997,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$561,232	$478,724
Interest-bearing	1,850,287	1,901,948
Total deposits	2,411,519	2,380,672
Short-term borrowings	246,986	333,475
Long-term debt	25,000	—
Other liabilities	20,346	17,902
Total liabilities	2,703,851	2,732,049
Stockholders' Equity:
Participating preferred stock - cumulative; $10.00 par value
(14,162 shares authorized; none issued and outstanding)	—	—
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 aggregate liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued shares 2015: 14,292,761; 2014: 14,232,844; outstanding shares 2015: 14,163,461; 2014: 14,220,544)	14,293	14,233
Surplus	161,331	160,588
Retained earnings	99,204	94,496
Accumulated other comprehensive loss	(1,166)	(3,875)
Treasury stock, at cost (common shares 2015: 129,300; 2014: 12,300)	(3,298)	(319)
Total stockholders' equity	270,764	265,523
Total liabilities and stockholders' equity	$2,974,615	$2,997,572
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Interest Income
Loans receivable, including fees:
Taxable	$21,603	$19,210
Tax-exempt	729	861
Securities:
Taxable	5,345	5,046
Tax-exempt	240	190
Total interest income	27,917	25,307
Interest Expense
Deposits	1,547	1,434
Short-term borrowings	239	231
Long-term debt	70	307
Total interest expense	1,856	1,972
Net interest income	26,061	23,335
Provision for loan losses	1,500	900
Net interest income after provision for loan losses	24,561	22,435
Noninterest Income
Card income	3,885	3,825
Service charges on deposit accounts	2,037	2,036
Other noninterest income	1,200	1,070
Net gains on sales of loans	471	136
Net gains (losses) on sales/calls of securities	(28)	11
Total noninterest income	7,565	7,078
Noninterest Expenses
Salaries and employee benefits	10,879	11,427
Occupancy	2,522	2,475
Furniture and equipment	703	1,030
Advertising and marketing	364	393
Data processing	3,538	3,250
Regulatory assessments and related costs	567	569
Telephone	840	924
Loan expense	1,402	135
Professional services	868	301
State shares tax	562	540
Other	1,632	1,738
Total noninterest expenses	23,877	22,782
Income before taxes	8,249	6,731
Provision for federal income taxes	2,527	1,787
Net income	$5,722	$4,944
Net Income per Common Share
Basic	$0.40	$0.35
Diluted	0.39	0.34
Cash Dividends per Common Share	0.07	—
Average Common and Common Equivalent Shares Outstanding
Basic	14,168	14,161
Diluted	14,437	14,344
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income	$5,722	$4,944
Other comprehensive income, net of tax:
Net unrealized holding gains arising during the period (tax effects for the three months 2015: $1,401; 2014: $2,960)	2,601	5,495
Reclassification adjustment for net realized losses on securities recorded in income [1] (tax effects for the three months 2015: $58)	108	—
Other comprehensive income	2,709	5,495
Total comprehensive income	$8,431	$10,439

[1] Amounts are included in net gains on sales/calls of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$—	$230,183
Net income	—	—	—	4,944	—	—	4,944
Other comprehensive income	—	—	—	—	5,495	—	5,495
Dividends declared on preferred stock	—	—	—	(20)	—	—	(20)
Common stock of 9,007 shares issued under stock option plans, including tax benefit of $19	—	9	110	—	—	—	119
Common stock of 20 shares issued under employee stock purchase plan	—	—	—	—	—	—	—
Proceeds from issuance of 714 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	14	—	—	—	15
Common stock share-based awards	—	—	51	—	—	—	51
March 31, 2014	$400	$14,167	$158,825	$78,415	$(11,020)	$—	$240,787

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2015	$400	$14,233	$160,588	$94,496	$(3,875)	$(319)	$265,523
Net income	—	—	—	5,722	—	—	5,722
Other comprehensive income	—	—	—	—	2,709	—	2,709
Dividends declared on preferred stock	—	—	—	(20)	—	—	(20)
Dividends declared on common stock	—	—	—	(994)	—	—	(994)
Common stock of 58,570 shares issued under stock option plans, including tax benefit of $236	—	59	648	—	—	—	707
Common stock of 70 shares issued under employee stock purchase plan	—	—	2	—	—	—	2
Proceeds from issuance of 1,277 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	1	32	—	—	—	33
Common stock share-based awards	—	—	61	—	—	—	61
Purchase of 117,000 shares of treasury stock	—	—	—	—	—	(2,979)	(2,979)
March 31, 2015	$400	$14,293	$161,331	$99,204	$(1,166)	$(3,298)	$270,764

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Operating Activities
Net income	$5,722	$4,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	900
Depreciation, amortization and accretion	2,861	2,029
Deferred income tax expense	39	44
Losses on sales of available for sales securities (net)	166	—
Gain on sales/calls of held to maturity securities	(138)	(11)
Proceeds/payments from sales of loans originated for sale	12,813	7,715
Loans originated for sale	(13,126)	(4,895)
Gains on sales of loans (net)	(471)	(136)
Gains on sales of foreclosed assets (net)	(22)	(62)
Losses on disposal of premises and equipment (net)	50	1
Stock-based compensation	61	51
Increase in other assets	(952)	(1,612)
Increase in other liabilities	2,444	227
Net cash provided by operating activities	10,947	9,195
Investing Activities
Securities available for sale:
Proceeds from principal repayments and maturities	18,151	14,499
Proceeds from sales	27,806	—
Securities held to maturity:
Proceeds from principal repayments and maturities	10,375	3,134
Proceeds from sales	1,448	614
Purchases	(9,728)	—
Proceeds from sales of loans not originated for sale	401	—
Proceeds from sales of foreclosed assets	301	1,134
Increase in loans receivable (net)	(8,369)	(52,534)
Purchase of restricted investment in bank stock (net)	(798)	(993)
Purchases of premises and equipment	(1,073)	(521)
Net cash provided by (used in) investing activities	38,514	(34,667)
Financing Activities
Increase (decrease) in demand, interest checking, money market, and savings deposits (net)	28,831	(44,386)
Increase in time and other noncore deposits (net)	2,016	37
Increase (decrease) in short-term borrowings (net)	(86,489)	102,439
Proceeds from long-term borrowings	25,000	—
Proceeds from common stock options exercised	471	100
Proceeds from dividend reinvestment and common stock purchase plan	33	15
Tax benefit on exercise of stock options	236	19
Cash dividends on preferred stock	(20)	(20)
Cash dividends on common stock	(994)	—
Purchase of treasury stock	(2,979)	—
Net cash provided by (used in) financing activities	(33,895)	58,204
Increase in cash and cash equivalents	15,566	32,732
Cash and cash equivalents at beginning of year	42,832	44,996
Cash and cash equivalents at end of period	$58,398	$77,728
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$1,756	$1,667
Cash paid for income taxes	550	—
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	494	373
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements and the consolidated interim financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements were prepared in accordance with GAAP for interim financial statements and with instructions for Form 10-Q and Regulation S-X Section 210.10-01. Further information on Metro Bancorp, Inc.'s (Metro or the Company) accounting policies are available in Note 1 (Significant Accounting Policies) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Standards

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted this guidance on January 1, 2015 using a prospective transition method; it did not have a material impact on our consolidated financial statements. The guidance requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The Company has included these disclosures in Note 5 Foreclosed Assets.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability instead of presented as a deferred charge. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software.  Additionally, ASU 2015-05 supersedes the requirement in ASC 350-04 to determine the accounting for a software license by analogy to the lease classification test.  The ASU 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. Entities may adopt the guidance either (1) prospectively to arrangements entered into or materially modified after the effective date or (2) retrospectively.  We are currently evaluating the impact ASU 2015-05 will have on our consolidated financial statements.

Reclassifications

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation format. Such reclassifications had no impact on the Company's net operations and stockholders' equity.

NOTE 2.	Stock-based Compensation

The following table presents the number of options granted to purchase shares of the Company’s stock and the respective ranges of exercise prices per share and the weighted-average fair value of those granted options:

	Three Months Ended March 31,
	2015	2014
Options granted	133,279	116,990
Range of exercise prices, per share	$25.43 to $26.97	$19.55 to $21.57
Weighted-average fair value, per option	$8.19	$7.72

The fair value of each option grant was established at the date of the grant using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average risk-free interest rate	1.8%	2.0%
Expected dividend yield	1.1%	—%
Weighted-average volatility of Company's common stock	32.2%	34.0%
Weighted-average assumed forfeiture rate	9.0%	10.3%
Weighted-average expected term of options, in years	7.5	7.2
Options vesting annually	25.0%	25.0%

The following table details the Company's stock-based compensation expense and related tax benefit associated with this expense:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stock-based compensation expense	$61	$51
Tax benefit associated with compensation expense	64	44

During the first three months of 2015 and 2014 the Company reversed $253,000 and $238,000, respectively, of previously recognized stock-based compensation expense due to differences between actual and estimated forfeiture rates of stock options granted during the first quarters of 2011 and 2010, respectively, primarily related to incentive stock options (ISOs), for which the Company generally does not receive a tax deduction on employee exercise of options.

NOTE 3.    Securities

The amortized cost and fair value of securities are summarized in the following tables:

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,996	$—	$(455)	$33,541
Residential mortgage-backed securities	58,453	498	(222)	58,729
Agency collateralized mortgage obligations	365,381	3,541	(5,403)	363,519
Municipal securities	29,988	330	(82)	30,236
Total	$487,818	$4,369	$(6,162)	$486,025
Held to Maturity:
U.S. Government agency securities	$149,117	$321	$(2,212)	$147,226
Residential mortgage-backed securities	12,281	312	—	12,593
Agency collateralized mortgage obligations	146,981	2,309	(948)	148,342
Corporate debt securities	5,000	41	—	5,041
Municipal securities	9,703	151	—	9,854
Total	$323,082	$3,134	$(3,160)	$323,056

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(1,207)	$32,788
Residential mortgage-backed securities	60,196	442	(489)	60,149
Agency collateralized mortgage obligations	409,823	2,250	(7,064)	405,009
Municipal securities	29,985	225	(118)	30,092
Total	$533,999	$2,917	$(8,878)	$528,038
Held to Maturity:
U.S. Government agency securities	$149,112	$—	$(4,658)	$144,454
Residential mortgage-backed securities	14,226	480	—	14,706
Agency collateralized mortgage obligations	146,952	649	(1,711)	145,890
Corporate debt securities	5,000	63	—	5,063
Municipal securities	9,704	107	(1)	9,810
Total	$324,994	$1,299	$(6,370)	$319,923

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,000	$5,041
Due after one year through five years	6,741	6,790	—	—
Due after five years through ten years	50,144	49,903	111,383	109,332
Due after ten years	7,099	7,084	47,437	47,748
	63,984	63,777	163,820	162,121
Residential mortgage-backed securities	58,453	58,729	12,281	12,593
Agency collateralized mortgage obligations	365,381	363,519	146,981	148,342
Total	$487,818	$486,025	$323,082	$323,056

During the first quarter of 2015, the Company sold four securities from the available for sale (AFS) portfolio with a total fair market value of $27.8 million and realized net losses of $166,000. One security with a fair market value of $1.4 million was sold by the Company from the held to maturity (HTM) portfolio with a realized gain of $138,000, however, it was an amortizing security that returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

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

The following table summarizes the Company's gross realized gains and losses on the sales or calls of AFS debt securities:

(in thousands)	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three Months Ended:
March 31, 2015	$7	$(173)	$(166)
March 31, 2014	—	—	—

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$24,566	$(435)	$8,975	$(20)	$33,541	$(455)
Residential mortgage-backed securities	15,475	(117)	8,841	(105)	24,316	(222)
Agency collateralized mortgage obligations	45,320	(881)	131,560	(4,522)	176,880	(5,403)
Municipal securities	1,962	(28)	2,316	(54)	4,278	(82)
Total	$87,323	$(1,461)	$151,692	$(4,701)	$239,015	$(6,162)
Held to Maturity:
U.S. Government agency securities	$9,969	$(19)	$100,751	$(2,193)	$110,720	$(2,212)
Agency collateralized mortgage obligations	17,271	(10)	16,383	(938)	33,654	(948)
Total	$27,240	$(29)	$117,134	$(3,131)	$144,374	$(3,160)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$—	$—	$32,788	$(1,207)	$32,788	$(1,207)
Residential mortgage-backed securities	—	—	24,636	(489)	24,636	(489)
Agency collateralized mortgage obligations	21,687	(77)	212,908	(6,987)	234,595	(7,064)
Municipal securities	—	—	5,021	(118)	5,021	(118)
Total	$21,687	$(77)	$275,353	$(8,801)	$297,040	$(8,878)
Held to Maturity:
U.S. Government agency securities	$—	$—	$144,454	$(4,658)	$144,454	$(4,658)
Agency collateralized mortgage obligations	31,289	(255)	27,282	(1,456)	58,571	(1,711)
Municipal securities	1,013	(1)	—	—	1,013	(1)
Total	$32,302	$(256)	$171,736	$(6,114)	$204,038	$(6,370)

The Company's investment securities portfolio consists of U.S. Government agency debentures, U.S. Government-sponsored agency mortgage-backed securities (MBSs), agency collateralized mortgage obligations (CMOs), corporate bonds and municipal bonds. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at March 31, 2015 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 10 debentures, 19 CMOs and 4 MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. The full and timely payment of all principal and interest is expected. The second type, municipal bonds, included three securities that were in an unrealized loss position as of March 31, 2015. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. The municipal bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard & Poor's. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not recognize any credit losses related to the OTTI of investments during either the first three months ended March 31, 2015 or 2014.

At March 31, 2015, securities with a carrying value of $646.3 million were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $465.3 million at March 31, 2015, collateralize a letter of credit, a line of credit commitment and borrowings the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$536,349	$525,127
Commercial tax-exempt	67,176	71,151
Owner occupied real estate	311,259	332,070
Commercial construction and land development	137,063	138,064
Commercial real estate	607,400	594,276
Residential	116,143	110,951
Consumer	228,320	226,895
Gross loans receivable	2,003,710	1,998,534
Less: allowance for loan losses	25,755	24,998
Net loans receivable	$1,977,955	$1,973,536

The following table summarizes nonaccrual loans by loan type:

(in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$12,375	$11,634
Commercial tax-exempt	—	—
Owner occupied real estate	6,210	7,416
Commercial construction and land development	3,241	3,228
Commercial real estate	6,362	5,824
Residential	4,971	4,987
Consumer	1,573	1,877
Total nonaccrual loans	$34,732	$34,966

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless loan payments have been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $34.7 million exceeds the $16.0 million balance of total loans that are 90 days past due at March 31, 2015, as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables present an aging analysis of loans receivable:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
March 31, 2015
Commercial and industrial	$527,272	$2,897	$1,212	$4,968	$9,077	$536,349	$—
Commercial tax-exempt	67,176	—	—	—	—	67,176	—
Owner occupied real estate	299,018	2,504	5,024	4,713	12,241	311,259	—
Commercial construction and land development	136,468	236	328	31	595	137,063	—
Commercial real estate	600,420	3,463	1,160	2,357	6,980	607,400	—
Residential	106,939	6,410	151	2,643	9,204	116,143	—
Consumer	222,739	4,097	201	1,283	5,581	228,320	—
Total	$1,960,032	$19,607	$8,076	$15,995	$43,678	$2,003,710	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
December 31, 2014
Commercial and industrial	$514,428	$1,574	$3,398	$5,727	$10,699	$525,127	$—
Commercial tax-exempt	71,151	—	—	—	—	71,151	—
Owner occupied real estate	325,681	606	44	5,739	6,389	332,070	445
Commercial construction and land development	137,263	611	190	—	801	138,064	—
Commercial real estate	591,383	1,104	175	1,614	2,893	594,276	—
Residential	101,233	5,067	1,900	2,751	9,718	110,951	—
Consumer	222,767	2,650	437	1,041	4,128	226,895	—
Total	$1,963,906	$11,612	$6,144	$16,872	$34,628	$1,998,534	$445

A summary of the ALL and balance of loans receivable by loan class and by impairment method is presented in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$4,365	$—	$1,355	$—	$—	$—	$—	$—	$5,720
Collectively evaluated for impairment	7,654	52	589	4,529	4,945	803	870	593	20,035
Total ALL	$12,019	$52	$1,944	$4,529	$4,945	$803	$870	$593	$25,755
Loans receivable:
Loans evaluated individually	$17,722	$—	$6,249	$3,670	$10,504	$5,639	$2,229	$—	$46,013
Loans evaluated collectively	518,627	67,176	305,010	133,393	596,896	110,504	226,091	—	1,957,697
Total loans receivable	$536,349	$67,176	$311,259	$137,063	$607,400	$116,143	$228,320	$—	$2,003,710

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,401	$—	$1,242	$—	$—	$—	$—	$—	$5,643
Collectively evaluated for impairment	7,313	55	689	4,242	4,707	796	931	622	19,355
Total ALL	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Loans receivable:
Loans evaluated individually	$16,982	$—	$7,464	$3,810	$9,976	$5,657	$2,433	$—	$46,322
Loans evaluated collectively	508,145	71,151	324,606	134,254	584,300	105,294	224,462	—	1,952,212
Total loans receivable	$525,127	$71,151	$332,070	$138,064	$594,276	$110,951	$226,895	$—	$1,998,534

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

Typically, commercial construction and land development and commercial real estate loans present a greater risk of nonpayment by a borrower than other types of loans. The market value of and cash flow from real estate, particularly real estate held for investment, can fluctuate significantly in a relatively short period of time. Commercial and industrial, tax exempt and owner occupied real estate loans are generally of comparatively lower risk because the repayment of these loans relies primarily on the cash flow from a business which is typically more stable and predictable.

Consumer loan collections are dependent on the borrower's continued financial stability and thus are more likely to be affected by adverse personal circumstances. Consumer and residential loans are also impacted by the market value of real estate. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. The risk of nonpayment is affected by changes in economic conditions, the credit risks of a particular borrower, the term of the loan and, in the case of a collateralized loan, the value of the collateral and other factors.

Management bases its quantitative analysis of probable future loan losses (when determining the ALL) on those loans collectively reviewed for impairment on a two-year period of actual historical losses. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate historical loss period to use in our quantitative analysis. Management may increase or decrease the historical loss period at some point in the future based on the state of the local, regional and national economies and other factors.

The qualitative factors such as changes in levels and trends of charge-offs and delinquencies; material changes in the mix, volume or duration of the loan portfolio; changes in lending policies and procedures including underwriting standards; changes in the experience, ability and depth of lending management and other relevant staff; the existence and effect of any concentrations of credit; changes in the overall values of collateral; changes in the quality of the loan review program and changes in national and local economic trends and conditions among other things, are factors which have not been identified by the quantitative analysis. The determination of qualitative factors inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience.

The following tables summarize the transactions in the ALL:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2015
Balance at January 1	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Provision charged to operating expenses	530	(3)	66	285	688	20	(57)	(29)	1,500
Recoveries of loans previously charged-off	54	—	—	2	7	1	12	—	76
Loans charged-off	(279)	—	(53)	—	(457)	(14)	(16)	—	(819)
Balance at March 31	$12,019	$52	$1,944	$4,529	$4,945	$803	$870	$593	$25,755

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	(915)	(4)	(162)	195	1,122	346	133	185	900
Recoveries of loans previously charged-off	1,005	—	243	100	73	—	23	—	1,444
Loans charged-off	(354)	—	(25)	(12)	(716)	(283)	(130)	—	(1,520)
Balance at March 31	$7,914	$68	$2,236	$5,842	$4,640	$1,023	$1,329	$882	$23,934

The following table presents information regarding the Company's impaired loans. The recorded investment represents the contractual obligation less any charged off principal.

	March 31, 2015			December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial	$7,601	$8,343	$—	$8,766	$9,437	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	3,482	3,935	—	6,155	6,636	—
Commercial construction and land development	3,670	3,670	—	3,810	3,810	—
Commercial real estate	10,504	10,567	—	9,976	10,097	—
Residential	5,639	6,953	—	5,657	7,011	—
Consumer	2,229	2,384	—	2,433	2,686	—
Total impaired loans with no related allowance	33,125	35,852	—	36,797	39,677	—
Impaired loans with an allowance recorded:
Commercial and industrial	10,121	10,121	4,365	8,216	8,216	4,401
Owner occupied real estate	2,767	2,767	1,355	1,309	1,309	1,242
Total impaired loans with an allowance recorded	12,888	12,888	5,720	9,525	9,525	5,643
Total impaired loans:
Commercial and industrial	17,722	18,464	4,365	16,982	17,653	4,401
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	6,249	6,702	1,355	7,464	7,945	1,242
Commercial construction and land development	3,670	3,670	—	3,810	3,810	—
Commercial real estate	10,504	10,567	—	9,976	10,097	—
Residential	5,639	6,953	—	5,657	7,011	—
Consumer	2,229	2,384	—	2,433	2,686	—
Total impaired loans	$46,013	$48,740	$5,720	$46,322	$49,202	$5,643

The following table presents additional information regarding the Company's impaired loans for the three months ended:

	Three Months Ended
	March 31, 2015		March 31, 2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$8,849	$70	$7,890	$40
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	5,459	—	4,786	10
Commercial construction and land development	3,679	6	8,241	17
Commercial real estate	10,662	39	10,770	48
Residential	5,669	8	4,488	13
Consumer	2,337	7	2,635	7
Total impaired loans with no related allowance	36,655	130	38,810	135
Impaired loans with an allowance recorded:
Commercial and industrial	8,572	—	3,246	—
Owner occupied real estate	1,787	—	1,686	—
Commercial construction and land development	—	—	3,477	—
Residential	—	—	3,079	—
Consumer	—	—	476	—
Total impaired loans with an allowance recorded	10,359	—	11,964	—
Total impaired loans:
Commercial and industrial	17,421	70	11,136	40
Commercial tax-exempt	—	—	—	—
Owner occupied real estate	7,246	—	6,472	10
Commercial construction and land development	3,679	6	11,718	17
Commercial real estate	10,662	39	10,770	48
Residential	5,669	8	7,567	13
Consumer	2,337	7	3,111	7
Total impaired loans	$47,014	$130	$50,774	$135

Impaired loans averaged approximately $47.0 million and $50.8 million for the three months ended March 31, 2015 and 2014, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income continued to accrue on certain impaired loans totaling $130,000 and $135,000 for the three months ended March 31, 2015 and 2014, respectively.

The Bank assigns the following loan risk ratings to commercial loans as credit quality indicators of its loan portfolio: pass, special mention, substandard accrual, substandard nonaccrual and doubtful. Monthly, management tracks loans that are no longer pass rated. We review the cash flow, operating results and financial condition of the borrower and any guarantors, as well as the collateral position against established policy guidelines as a means of providing a targeted list of loans and loan relationships that require additional attention. Special mention loans are those loans that are currently adequately protected, but potentially weak. The potential weaknesses may, if not corrected, weaken the loan's credit quality or inadvertently jeopardize the Bank's credit position in the future. Substandard accrual and substandard nonaccrual assets are characterized by well-defined weaknesses that jeopardize the liquidation of the debt and by the possibility that the Bank will sustain some loss if the weaknesses are not corrected. Substandard accrual loans would move from accrual to nonaccrual when the Bank does not believe it will collect all of its contractual principal and interest payments. Some identifiers used to assess collectibility are as follows: when the loan is 90 days past due in principal or interest, there are triggering events in the borrower's or any guarantor's financial statements that show continuing deterioration, the borrower's or any guarantor's source of repayment is depleting, or if bankruptcy or other legal matters are present, regardless if the loan is 90 days past due or not. Doubtful loans have all of the weaknesses inherent in those classified as substandard accrual and substandard nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Pass rated loans are reviewed throughout the year through the recurring review process of an independent loan review function and through the application of other credit metrics.
Credit quality indicators for commercial loans broken out by loan type at period end are presented in the following tables. There were no loans classified as doubtful for the periods ended March 31, 2015 or December 31, 2014.

	March 31, 2015
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$488,040	$17,454	$18,480	$12,375	$536,349
Commercial tax-exempt	67,176	—	—	—	67,176
Owner occupied real estate	293,499	4,238	7,312	6,210	311,259
Commercial construction and land development	133,494	187	141	3,241	137,063
Commercial real estate	596,528	2,766	1,744	6,362	607,400
Total	$1,578,737	$24,645	$27,677	$28,188	$1,659,247

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$473,984	$20,785	$18,724	$11,634	$525,127
Commercial tax-exempt	71,151	—	—	—	71,151
Owner occupied real estate	311,668	4,268	8,718	7,416	332,070
Commercial construction and land development	133,033	190	1,613	3,228	138,064
Commercial real estate	584,239	1,584	2,629	5,824	594,276
Total	$1,574,075	$26,827	$31,684	$28,102	$1,660,688

Consumer loan credit exposures are rated either performing or nonperforming as detailed below at March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$111,172	$4,971	$116,143
Consumer	226,747	1,573	228,320
Total	$337,919	$6,544	$344,463

	December 31, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$105,964	$4,987	$110,951
Consumer	225,018	1,877	226,895
Total	$330,982	$6,864	$337,846

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three month periods ended March 31, 2015 and 2014. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore, there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three Months Ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Forbearance agreement	1	$3,307	—	$—
Change in amortization period	—	—	3	261
Combination of concessions	—	—	1	30
Owner occupied real estate:
Change in amortization period	—	—	1	128
Commercial construction and land development:
Material extension of time	—	—	1	242
Change in amortization period	—	—	1	214
Commercial real estate:
Change in amortization period	—	—	14	1,893
Residential:
Interest rate adjustment	—	—	1	143
Total	1	$3,307	22	$2,911

The following table represents loans receivable modified as TDRs within the 12 months previous to March 31, 2015 and 2014, respectively, and that subsequently defaulted during the three month periods ended March 31, 2015 and 2014, respectively. The Bank's policy is to consider a loan past due and in default if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three Months Ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	7	$1,260
Owner occupied real estate	2	731	3	914
Commercial construction and land development	1	236	2	1,930
Commercial real estate	3	2,667	—	—
Residential	—	—	2	3,213
Consumer	—	—	1	476
Total	6	$3,634	15	$7,793

Of the six contracts that subsequently payment defaulted during the three month period ended March 31, 2015, three were still in payment default at March 31, 2015.

All TDRs are considered impaired and, therefore, are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

NOTE 5.	Foreclosed Assets

Foreclosed assets are included in other assets on the Company's balance sheet and totaled $7.9 million as of March 31, 2015 and $7.7 million as of December 31, 2014. The carrying value of foreclosed residential real estate included within foreclosed assets totaled $618,000 as of March 31, 2015 and $295,000 as of December 31, 2014.

Included within loans receivable as of March 31, 2015 was a recorded investment of $1.7 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

NOTE 6.	Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of the Bank's customers. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. They primarily are issued to facilitate a customers' normal course of business transactions. Standby performance letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The credit risk associated with letters of credit is essentially the same as that of traditional loan facilities and are subject to the Bank's standard underwriting and in accordance with its credit policy. Letters of credit generally have fixed expiration dates or other termination clauses. Management generally believes that the proceeds obtained through a liquidation of collateral, the enforcement of guarantees and normal collection activities against the borrower would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. Historically, almost all of the Company's standby letters of credit have expired unfunded. Since the majority of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future funding requirements.

The Company had $34.7 million and $34.6 million of standby letters of credit at March 31, 2015 and December 31, 2014, respectively. The Bank does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. At March 31, 2015, there was $1.0 million within other liabilities on the Company's balance sheet for guarantees under standby letters of credit. This liability relates to the possibility that the Company may be required to perform under one specific unsecured standby letter of credit. On March 27, 2015, the Company was notified of a planned intention to draw on this standby letter of credit unless an alternative financing was arranged. The Company determined the alternative financing to be undesirable compared to performing under the standby letter of credit and reserved for this contingency. The corresponding expense is included in loan expense in the Company's Statement of Income for the three months ended March 31, 2015. At December 31, 2014, there was no liability recorded for guarantees under standby letters of credit.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $629.4 million and $637.1 million in total unused commitments, including the standby letters of credit, at March 31, 2015 and December 31, 2014, respectively. Management does not anticipate any additional material losses as a result of these transactions.

NOTE 7.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company has entered into a land lease for the premises located at the corner of Airport Rd & Rt. 501 (Lititz Pike), Manheim Township, Lancaster County, Pennsylvania.  The Company plans to construct a full-service store on this property to be opened in the future. The 20-year lease term commences after all required regulatory approvals have been obtained.

The Company owns land at 105 N. George Street, York City, York County, Pennsylvania. The Company plans to construct a full-service store on this property to be opened in the future.

NOTE 8.	Fair Value Measurements

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
U.S. Government agency securities	$33,541	$—	$33,541	$—
Residential MBSs	58,729	—	58,729	—
Agency CMOs	363,519	—	363,519	—
Municipal securities	30,236	—	30,236	—
Securities available for sale	$486,025	$—	$486,025	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
U.S. Government agency securities	$32,788	$—	$32,788	$—
Residential MBSs	60,149	—	60,149	—
Agency CMOs	405,009	—	405,009	—
Municipal securities	30,092	—	30,092	—
Securities available for sale	$528,038	$—	$528,038	$—

As of March 31, 2015 and December 31, 2014, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans that are measured at fair value on a nonrecurring basis include collateral dependent loans for which an impairment has been recorded by the Company based on the fair value of the loan's collateral, net of expected selling costs. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 10% to 30% at March 31, 2015 as compared to 10% to 35% at December 31, 2014; the weighted-average rate was 19% as of March 31, 2015 as compared to 20% at December 31, 2014. Inventory is generally discounted at 50%, equipment is generally discounted by 30% to 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the discounted collateral value.

At March 31, 2015, the cumulative fair value of 12 impaired collateral-dependent loans with individual allowance allocations totaled $7.2 million, net of valuation allowances of $5.7 million, and the fair value of impaired loans that were partially charged off during the first three months of 2015 totaled $244,000 at March 31, 2015, net of charge-offs of $119,000. At December 31, 2014, the cumulative fair value of nine impaired loans with individual allowance allocations totaled $3.9 million, net of valuation allowances of $5.6 million, and the fair value of impaired collateral dependent loans that were partially charged off during 2014 totaled $5.3 million at December 31, 2014, net of charge-offs of $2.4 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At March 31, 2015 and December 31, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired collateral dependent loans with specific allocations	$7,168	$—	$—	$7,168
Impaired collateral dependent loans net of partial charge-offs	244	—	—	244
Total	$7,412	$—	$—	$7,412

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired collateral dependent loans with specific allocations	$3,882	$—	$—	$3,882
Impaired collateral dependent loans net of partial charge-offs	5,263	—	—	5,263
Total	$9,145	$—	$—	$9,145

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the three months ended March 31, 2015.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at March 31, 2015 and December 31, 2014:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. Loans held for sale at March 31, 2015 and December 31, 2014 did not have any write-downs to fair value and were carried at cost.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at March 31, 2015 and December 31, 2014.

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

Long-Term Debt (Carried at Cost)

The fair value of long-term debt was estimated using a discounted cash flow analysis, based on quoted prices from a third party broker for new debt with similar characteristics, terms and remaining maturity.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows:

Fair Value Measurements at March 31, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$58,398	$58,398	$58,398	$—	$—
Securities	809,107	809,081	—	809,081	—
Loans, held for sale	5,613	5,628	—	—	5,628
Loans receivable, net	1,977,955	1,985,025	—	—	1,985,025
Restricted investments in bank stock	16,021	16,021	—	—	16,021
Accrued interest receivable	7,644	7,644	7,644	—	—
Financial liabilities:
Deposits	$2,411,519	$2,413,948	$—	$—	$2,413,948
Short-term borrowings	246,986	246,986	246,986	—	—
Long-term debt	25,000	24,909	—	—	24,909
Accrued interest payable	425	425	425	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$42,832	$42,832	$42,832	$—	$—
Securities	853,032	847,961	—	847,961	—
Loans, held for sale	4,996	5,037	—	—	5,037
Loans receivable, net	1,973,536	1,980,846	—	—	1,980,846
Restricted investments in bank stock	15,223	15,223	—	—	15,223
Accrued interest receivable	7,349	7,349	7,349	—	—
Financial liabilities:
Deposits	$2,380,672	$2,383,085	$—	$—	$2,383,085
Short-term borrowings	333,475	333,475	333,475	—	—
Accrued interest payable	325	325	325	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 9.	Income Taxes

The tax provision for federal income taxes was $2.5 million for the first quarter of 2015, compared to $1.8 million for the same period in 2014. The effective tax rate was 31% for the quarter ended March 31, 2015 compared to 27% for the quarter ended March 31, 2014. The effective tax rate increased in the first three months of 2015 primarily due to the smaller proportion of tax-free interest income to the Company's total pretax net income.

NOTE 10.	Long-term Debt

In the first quarter of 2015, the Company borrowed a total of $25.0 million from FHLB long-term fixed-rate advances, composed of three separate advances that are presented in the table that follows.

Amount	Interest Rate	Maturity Date
$10,000,000	1.11%	January 12, 2018
$10,000,000	1.39%	January 15, 2019
$5,000,000	1.62%	January 15, 2020

Interest is payable quarterly on all long-term advances.

NOTE 11.	Stockholders' Equity

Shareholder Protection Rights Agreement (Rights Agreement)

On February 17, 2015, the board of directors adopted a Rights Agreement and declared a dividend of one Right on each outstanding share of the Company’s common stock. The record date to determine shareholders entitled to receive the Rights was February 27, 2015. The Rights Agreement will expire on February 17, 2016.

Until the earlier of (i) the Company’s announcing that a person or group (an Acquiring Person) has acquired 15% or more of its common stock (the Flip-in Date) and (ii) the tenth business day after any person or group commences a tender offer that will result in such person or group owning 15% or more of the Company’s common stock, the Rights will be evidenced by the common stock certificates, will automatically trade with the common stock and will not be exercisable. Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase fractions of participating preferred stock having economic and voting terms similar to those of one share of common stock for an exercise price of $100.00.

Upon the occurrence of the Flip-in Date, each Right (other than Rights beneficially owned by any Acquiring Person or transferees thereof, which Rights become void) will be exchanged for one share of the Company’s common stock, unless the board of directors determines otherwise or any person owns more than 50% of the Company’s common stock. If the board of directors determines not to effect the exchange, each Right (other than the voided ones) will entitle its holder to purchase, for the exercise price, a number of shares of the Company’s common stock having a market value of twice the exercise price. Also, if after an Acquiring Person controls the board of directors or is the owner of 50% or more of the Company’s common stock, the Company is involved in a merger or sells more than 50% of its assets or earning power and, in the case of a merger, the Acquiring Person will receive different treatment than all other shareholders or the transaction is with the Acquiring Person, each Right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the Acquiring Person having a market value of twice the exercise price.

The Rights may generally be redeemed by the board of directors for $0.001 per Right prior to the Flip-in Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of March 31, 2015 compared to December 31, 2014 and in some instances March 31, 2014 and statements of income for the three months ended March 31, 2015 compared to the same period in 2014. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

EXECUTIVE SUMMARY

For the three months ended March 31, 2015, we continued our focus on strong loan and deposit growth as well as the Company's profitability which resulted in the highest single quarterly net income in Metro's 30-year history. The net income figure of $5.7 million recorded for the first quarter of 2015 also represents Metro's ninth straight quarter of posting record net income.

As part of our basic commitment to enhancing shareholder returns, Metro's board of directors declared a second quarter cash dividend of $0.07 per common share on April 13, 2015, payable on May 18, 2015 to shareholders of record on April 27, 2015.

Income Statement Highlights:

•
The Company recorded net income of $5.7 million, or $0.39 per diluted common share, for the first quarter of 2015 compared to net income of $4.9 million, or $0.34 per diluted common share, for the same period one year ago; a $778,000, or 16%, increase.

•
Total revenues (net interest income plus noninterest income) for the first quarter of 2015 were $33.6 million, up $3.2 million, or 11%, over total revenues of $30.4 million for the same quarter one year ago.

•	Return on average stockholders' equity (ROE) was 8.62% for the first quarter of 2015, compared to 8.42% for the same period last year.

•
The Company's net interest margin on a fully-taxable basis for the first quarter of 2015 was 3.70%, compared to 3.56% for the first quarter of 2014. This increase is partially due to a special dividend declared and paid in the first quarter 2015 by the Federal Home Loan Bank (FHLB) combined with discount accretion on a large purchased loan which was paid off in full during the quarter. The Company's deposit cost of funds for the first quarter was 0.26%, compared to 0.27% for the same period one year ago.

•	The provision for loan losses totaled $1.5 million for the first quarter of 2015, compared to $900,000 for the first quarter one year ago.

•
Noninterest expenses for the first quarter of 2015 were $23.9 million, up $1.1 million, over the same quarter last year. The increase was primarily the result of the Company reserving $1.0 million of loan expense related to the possibility that the Company may be required to perform under one specific unsecured standby letter of credit.

•	The efficiency ratio was 71.0% for the first quarter of 2015 compared to 74.9% for the first quarter one year ago.

Balance Sheet Highlights:

•	Loan growth continues to be strong as net loans grew to $1.98 billion and were up $199.6 million, or 11%, over the first quarter 2014.

•	Nonperforming assets were 1.43% of total assets at March 31, 2015, compared to 1.57% of total assets one year ago.

•
Total deposits were $2.41 billion, up $216.2 million, or 10%, compared to same quarter last year. Total core deposits grew $192.8 million, or 9%, over the past twelve months and totaled $2.24 billion at March 31, 2015.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 9.05%, a common equity tier 1 (CET1) capital ratio of 12.23% and a total risk-based capital ratio of 13.48%.

•
Stockholders' equity totaled $270.8 million, or 9% of total assets, at the end of the first quarter 2015, up $30.0 million, or 12%, over the past twelve months. At March 31, 2015, the Company's book value per share was $19.04, up $2.12, or 13%, per common share from March 31, 2014. The market price of Metro's common stock increased by 30% from $21.14 per common share at March 31, 2014 to $27.57 per common share at March 31, 2015.

Summarized below are financial highlights for the three months ended March 31, 2015 compared to the same period in 2014:

TABLE 1

	At or for the Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014	% Change
Total assets	$2,974,615	$2,850,039	4%
Total loans (net)	1,977,955	1,778,311	11
Total deposits	2,411,519	2,195,272	10
Total stockholders' equity	270,764	240,787	12
Total revenues	$33,626	$30,413	11%
Provision for loan losses	1,500	900	67
Total noninterest expenses	23,877	22,782	5
Net income	5,722	4,944	16
Diluted net income per common share	0.39	0.34	15

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2015, which were unchanged from the policies disclosed in Metro’s 2014 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses (allowance or ALL) represents the amount available for estimated probable losses embedded in Metro Bank's (the Bank) loan portfolio. While the allowance is maintained at a level believed to be adequate by management for estimated probable losses in the loan portfolio, the determination of the allowance is inherently subjective, as it involves material estimates that can change significantly as more information becomes available and circumstances change.

While management uses available information to determine the appropriate level of the allowance, future adjustments to the allowance and to the provision for loan losses may be necessary if economic conditions or loan credit quality differ materially from the estimates and assumptions used in determining the allowance. The use of different assumptions could materially impact the level of the allowance and, therefore, the provision for loan losses to be charged against earnings. Such changes could impact future financial results.

Monthly, the Bank performs systematic reviews of its loan portfolios to identify probable losses and assess the overall probability of collection. The Bank reviews an analysis of historical loss experience, which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of allowance to cover estimated probable losses in specific loan types. The estimates of loss factors can be impacted by many variables, such as the number of years of actual loss history included in the evaluation.

As part of the quantitative analysis of the adequacy of the ALL, management bases its calculation of probable future loan losses on those loans collectively reviewed for impairment on a rolling two-year period of actual historical losses. Management may adjust the number of years used in the historical loss calculation depending on the state of the local, regional and national economies and other factors and the period of time which management believes will most accurately recognize unknown losses.

Significant estimates are involved in the determination of any loss related to impaired loans. The evaluation of an impaired loan is based on either (1) the discounted cash flows using the loan's effective interest rate, (2) the fair value of the collateral for collateral-dependent loans or (3) the observable market price of the impaired loan. Each of these estimates involves management's judgment.

In addition to calculating the loss factors, the Bank may periodically adjust the factors for changes in levels and trends of charge-offs, delinquencies and nonaccrual loans; material changes in the mix, volume, or duration of the loan portfolio; changes in lending policies and procedures including underwriting standards; changes in the experience, ability and depth of lending management and other relevant staff; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in national and local economic trends and conditions, among other things. Management exercises judgment at many levels in making these evaluations.

An integral aspect of our risk management process is allocating the allowance to various components of the loan portfolio based upon an analysis of risk factors, such as demonstrated losses, industry risks and other segmentations and other judgmental factors.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At March 31, 2015, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Total revenues were $33.6 million for the first quarter of 2015, up $3.2 million, or 11%, over total revenues of $30.4 million for the first quarter in 2014.

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

Net interest income is our primary source of revenue. There are several factors that can affect our net interest income, including:

•	the volume, pricing, mix and maturity of the Bank's interest-earning assets and interest-bearing liabilities;

•	market interest rate fluctuations; and

•	the level of nonperforming assets.

Net interest income on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) increased $2.7 million, or 11%, to $26.6 million for the first quarter of 2015 over $23.9 million for the first quarter 2014. The increase in net interest income was driven primarily by a higher level of average loans receivable, a $550,000 special dividend paid by the FHLB in February 2015 and $121,000 of accelerated discount accretion on a large purchased loan which was paid off early in February 2015, partially offset by a lower weighted-average yield earned on the loan portfolio in the first quarter of 2015 compared the same period of 2014. The slight decrease in the yield earned on loans receivable in the first quarter of 2015 was the result of the sustained low interest rate environment as legacy loans originated in prior years with higher interest rates continued to pay down and thus makeup a smaller portion of total loans receivable. The impact of the lower overall loan yields on the Company’s net interest income in the first quarter of 2015 was partially offset by continued efforts to manage down the Company’s cost of funds through the call and retirement of $15.0 million Trust Capital Securities at par with an interest rate of 7.75% in September 2014.

Interest income on a tax-equivalent basis for the first quarter 2015 totaled $28.4 million, an increase of $2.6 million, or 10%, over the same period in 2014. This increase was primarily related to the above-mentioned increase in the level of average loans receivable partially offset by lower yields earned on the overall loan portfolio due to the sustained low interest rate environment throughout 2015.

During the first quarter of 2015, average interest-earning assets were $2.87 billion, an increase of $191.4 million, or 7%, over the first quarter of 2014. This was the result of an increase in the average balance of loans receivable (including loans held for sale) of $245.2 million, or 14%, partially offset by a slight decrease in the average balance of investment securities of $53.8 million, or 6%. This investment balance decrease was a component of the Company’s strategic management of its interest rate risk position, as fixed rate investments with embedded average life and duration extension risk in rising interest rate environments, were sold and intentionally not replaced with current bond offerings that have low yields and similar interest rate risk structures.

The tax-equivalent yield on total interest-earning assets increased by 10 basis points (bps), from 3.86% in the first quarter of 2014 to 3.96% in 2015. This increase reflected a more favorable composition of earning assets as loans comprised 70% of earning assets in the first quarter of 2015 versus 66% of earning assets in the first quarter of 2014. The special FHLB dividend paid in February 2015 contributed approximately eight bps to the earning asset yield increase. It is important to note that the special dividend from FHLB is unlikely to occur in the future at such high levels. These factors offset lower yields in our loan portfolio during the first quarter of 2015. Floating rate loans represented approximately 47% of our total loans receivable portfolio at March 31, 2015 and 45% of total loans receivable at March 31, 2014. The interest rates charged on the majority of these floating-rate loans are based on either the prime lending rate or London Interbank Offered Rate (LIBOR) and are currently lower than the interest rates associated with the fixed rate loans in our portfolio. As loans which we originated in prior years with higher fixed interest rates continued to amortize and/or mature throughout the first quarter of 2015, we reinvested these cash flows in new loan originations at lower yields given the current continued low interest rate environment. This has reduced our loan yields and somewhat constrained our growth in interest income, even though our average earning assets grew 7% in the first quarter of 2015 over the first quarter of 2014. Despite expectations that the Federal Reserve will likely raise interest rates in 2015, we expect this trend of decreasing yields on our interest-

earning asset portfolio could continue further in 2015, due to lower replacement yields on new loans continuing to be lower than the interest rates of legacy loans originated in the higher interest rate environment of prior years. See the Interest Rate Sensitivity section later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Interest expense for the first quarter of 2015 decreased $116,000, or 6%, from $2.0 million in the first quarter of 2014 to $1.9 million in 2015. This decrease resulted from a $237,000 reduction in interest expense related to long-term debt due to the September 2014 call and retirement by the Company of $15.0 million Trust Capital Securities at par with an interest rate of 7.75%, partially offset by the purchase of $25.0 million of FHLB long-term debt in the first quarter of 2015 with an average rate of 1.32%. Partially offsetting this reduction was interest-bearing deposit growth and an increase in the average rate paid on short-term borrowings to 0.30% in the first quarter of 2015 compared to 0.26% in the first quarter of 2014. The average rate paid on interest-bearing deposits in both the first quarters of 2015 and 2014 was unchanged at 0.34%.

An increase of $174.6 million in the average balances of interest-bearing liabilities and noninterest-bearing demand deposits was the primary the source of funds for the aforementioned growth in the average balance of interest-earnings assets.  The average balance of interest-bearing deposits increased $146.9 million over the past twelve months and the average balance of demand deposits increased $63.0 million.  The average balance of long-term debt increased $5.3 million, while average short-term borrowings decreased $40.6 million.

Our average deposit cost of funds decreased from 0.27% in the first quarter of 2014 to 0.26% for the first quarter of 2015. The decrease in the Company's deposit cost of funds is primarily related to a $63.0 million increase in the average balance of zero rate demand deposits. At March 31, 2015, $550.1 million, or 23%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are generally tied to an internally managed index rate. If short-term market interest rates increase, the deposit cost of funds will increase according to the increase in the respective index to which their interest rates are tied.

Average short-term borrowings decreased by $40.6 million from $356.6 million in the first three months of 2014 to $315.9 million in the first quarter of 2015.The decrease in average short-term borrowings resulted from $210.0 million of average deposit growth combined with a $53.8 million decrease in average investments to fund year-over-year average loan growth and enable the repayment of short-term borrowings. The average cost of this nondeposit funding source increased to 0.30% in 2015 from 0.26% in the first quarter of 2014, primarily as a result from higher average rates on short-term FHLB advances. The average outstanding balance of long-term debt increased from $15.8 million in the first quarter of 2014 to $21.1 million in the first quarter of 2015 as a result of the aforementioned purchase of $25 million of FHLB long-term advances which fixed a portion of borrowing costs in the face of potential future rising interest rates as part of the Company’s interest rate risk management strategy. See Note 10 of Notes to Consolidated Financial Statements for the period ended March 31, 2015 included herein for further discussion regarding long-term debt. The aggregate average cost of all interest-bearing funding sources for the Company was 0.34% in the first quarter of 2015, compared to 0.38% in the first quarter of 2014.

Table 2 below sets forth balance sheet items on a daily average basis for the three month periods ended March 31, 2015 and 2014 and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities for such periods. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 35% tax rate.

TABLE 2

	Three Months Ended
	March 31, 2015			March 31, 2014
(dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Investment securities:
Taxable	$813,682	$5,345	2.63%	$876,249	$5,046	2.30%
Tax-exempt	39,690	370	3.73	30,927	293	3.79
Total securities	853,372	5,715	2.68	907,176	5,339	2.35
Total loans	2,021,214	22,724	4.51	1,775,981	20,534	4.63
Total interest-earning assets	2,874,586	$28,439	3.96%	2,683,157	$25,873	3.86%
Allowance for loan losses	(25,406)			(23,771)
Other noninterest-earning assets	155,070			136,076
Total assets	$3,004,250			$2,795,462
Liabilities and Stockholders' Equity
Interest-bearing deposits:
Regular savings	$533,365	$363	0.28%	$460,324	$336	0.30%
Interest checking and money market	1,030,095	677	0.27	984,453	658	0.27
Time deposits	128,671	355	1.12	126,453	329	1.06
Public time and other noncore deposits	176,377	152	0.35	150,332	111	0.30
Total interest-bearing deposits	1,868,508	1,547	0.34	1,721,562	1,434	0.34
Short-term borrowings	315,913	239	0.30	356,554	231	0.26
Long-term debt	21,111	70	1.32	15,800	307	7.77
Total interest-bearing liabilities	2,205,532	$1,856	0.34%	2,093,916	$1,972	0.38%
Demand deposits (noninterest-bearing)	509,140			446,131
Other liabilities	20,434			17,253
Total liabilities	2,735,106			2,557,300
Stockholders' equity	269,144			238,162
Total liabilities and stockholders' equity	$3,004,250			$2,795,462
Net interest income and margin on a tax-equivalent basis		$26,583	3.70%		$23,901	3.56%
Tax-exempt adjustment		522			566
Net interest income and margin		$26,061	3.63%		$23,335	3.48%

A summary of net interest income on a tax-equivalent basis, net interest margin on a fully tax-equivalent basis and net interest rate spread is presented in Table 3 below:

TABLE 3

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Interest income on tax-equivalent basis	$28,439	$25,873	$2,566	10%
Interest expense	1,856	1,972	(116)	(6)%
Net interest income on a tax-equivalent basis	$26,583	$23,901	$2,682	11%
Net interest margin fully tax-equivalent	3.70%	3.56%
Net interest rate spread	3.62%	3.48%

Table 4 demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances and tax-exempt loans and securities are reported on a fully-taxable equivalent basis.

TABLE 4

	Three Months Ended
	Increase (Decrease)
2015 versus 2014	Due to Changes in (1)
(in thousands)	Volume	Rate	Total
Interest on securities:
Taxable	$(322)	$621	$299
Tax-exempt	80	(3)	77
Interest on loans	2,737	(547)	2,190
Total interest income	2,495	71	2,566
Interest on deposits:
Regular savings	52	(25)	27
Interest checking and money market	16	3	19
Time deposits	56	(30)	26
Public funds time and other noncore deposits	26	15	41
Short-term borrowings	(26)	34	8
Long-term debt	(118)	(119)	(237)
Total interest expense	6	(122)	(116)
Net increase	$2,489	$193	$2,682

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses when determining the allowance for loans that are evaluated collectively. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate historical loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year historical loss period in the first quarter of 2015 in determining the adequacy of the ALL.

The following table presents the allowance for loan losses and nonperforming loan balances along with related ratios:

TABLE 5

	As of	As of	As of
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Allowance for loan losses	$25,755	$24,998	$23,934
Allowance as a percentage of total period-end loans	1.29%	1.25%	1.33%
Total nonperforming loans	$34,732	$35,411	$40,871
Nonperforming loans to total loans	1.73%	1.77%	2.27%

Management believes that the provision for loan losses for the three months ended March 31, 2015 adequately supports the allowance balance at March 31, 2015. The following table presents information regarding the provision for loan losses and net loan charge-offs for the three months ended March 31, 2015 compared to the same period in 2014:

TABLE 6

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Provision for loan losses	$1,500	$900
Net loan charge-offs	(743)	(76)

See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this Management's Discussion and Analysis for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

The breakdown of noninterest income for the three months ended March 31, 2015 compared to the same period in 2014 is presented in the table that follows:

TABLE 7

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Card income	$3,885	$3,825	$60	2%
Service charges on deposit accounts	2,037	2,036	1	—
Other noninterest income	1,200	1,070	130	12
Net gains on sales of loans	471	136	335	246
Net gains (losses) on sales/calls of securities	(28)	11	(39)	(355)
Total noninterest income	$7,565	$7,078	$487	7%

Total noninterest income for the first quarter of 2015 increased by $487,000, or 7%, over the same period in 2014. The increase was primarily related to a higher level of gains recognized on the sale of Small Business Administration (SBA) loans on the secondary market along with a 12% increase in "other noninterest income". Noninterest income is composed of card income, service charges on deposit accounts, other miscellaneous noninterest income, gains on sales of loans, and gains or losses on sales/calls of securities.

Noninterest Expenses

The breakdown of noninterest expenses for the three months ended March 31, 2015 compared to the same period in 2014 is presented and discussed below:

TABLE 8

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$10,879	$11,427	$(548)	(5)%
Occupancy	2,522	2,475	47	2
Furniture and equipment	703	1,030	(327)	(32)
Advertising and marketing	364	393	(29)	(7)
Data processing	3,538	3,250	288	9
Regulatory assessments and related fees	567	569	(2)	—
Telephone	840	924	(84)	(9)
Loan expense	1,402	135	1,267	939
Professional services	868	301	567	188
Pennsylvania shares tax	562	540	22	4
Other	1,632	1,738	(106)	(6)
Total noninterest expenses	$23,877	$22,782	$1,095	5%

Noninterest expenses increased by $1.1 million, or 5%, for the first quarter of 2015 compared to the same period in 2014. A detailed comparison of noninterest expenses for certain categories for the three months ended March 31, 2015 and March 31, 2014 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $548,000, or 5%, for the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily a result of a decrease in full-time equivalent employees due to improvements to the retail staffing model.

Occupancy expenses for the first quarter of 2015 remained relatively flat compared to the first quarter of 2014. In March 2015, the Company announced the permanent closing of two stores effective June 30, 2015.  The effects of (1) accelerated depreciation expense related to these two planned store closings, (2) a one-time eminent domain payment of $244,000 received from the Commonwealth of Pennsylvania for the acquisition of critical portions of the land at the location of one of the stores that will be closing and (3) increased depreciation expense related to one new store that opened in January 2015 largely offset each other, contributing to a two percent increase in occupancy expenses for the first quarter of 2015 compared to the same period in 2014. During the second quarter of 2015, the Company expects to record additional accelerated depreciation expense associated with the closing of the two store locations in an amount of approximately $500,000.

Furniture and equipment expenses totaled $703,000 for the first quarter of 2015, a decrease of $327,000, or 32%, from the first quarter of 2014. This decrease was due to certain equipment the Bank had fully depreciated during 2014, resulting in less depreciation expense in the first quarter of 2015.

Loan expense totaled $1.4 million for the first quarter of 2015, an increase of $1.3 million, or 939%, over the first quarter of 2014. The increase was primarily the result of the Company reserving $1.0 million of loan expense related to the possibility that the Company may be required to perform under one specific unsecured standby letter of credit.

Professional services totaled $868,000 for the first quarter of 2015, up $567,000, or 188%, over the first quarter of 2014, primarily due to higher levels of legal and advisory fees.

The remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor fluctuations for the first quarter of 2015 compared to the first quarter of 2014.

TABLE 9

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net noninterest expenses to average assets	2.20%	2.28%
Operating efficiency ratio	71.01%	74.91%

One key measure that management utilizes to monitor progress in controlling overhead expenses is the ratio of annualized net noninterest expenses to average assets. For purposes of this calculation, net noninterest expenses equal noninterest expenses less noninterest income; the lower the ratio, the better. For the first quarter of 2015 compared to the same period in 2014, the lower ratio reflects continued disciplined expense management despite a 7% increase in average assets.

Another productivity measure utilized by management is the operating efficiency ratio. This ratio expresses the relationship of noninterest expenses to net interest income plus noninterest income. Again, the lower the percentage, the more efficient the Company is. For the quarter ended March 31, 2015, the operating efficiency ratio was lower compared to the same period in 2014. This improved ratio was due to total revenues increasing 11% while noninterest expenses increased only 5%.

Provision for Federal Income Taxes

The following table presents information regarding the provision for federal income taxes and the effective and statutory tax rates for the three months ended March 31, 2015 compared to the same period in 2014:

TABLE 10

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Provision for federal income taxes	$2,527	$1,787
Effective tax rate	31%	27%
Statutory tax rate	35%	35%

The effective tax rate increased in the first three months of 2015 primarily due to the smaller proportion of tax-free interest income to the Company's total pretax net income.

Net Income and Net Income per Common Share

The major categories of the income statement and their respective impact to the increase in net income for the three months ended March 31, 2015 over the same period of 2014 is presented below:

TABLE 11

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	$ Increase	% Increase
Net interest income	$26,061	$23,335	$2,726	12%
Provision for loan losses	1,500	900	600	67
Noninterest income	7,565	7,078	487	7
Noninterest expenses	23,877	22,782	1,095	5
Provision for income taxes	2,527	1,787	740	41
Net income	$5,722	$4,944	$778	16%
Net Income per Common Share
Basic	$0.40	$0.35	$0.05	14%
Diluted	0.39	0.34	0.05	15

Return on Average Assets and Average Stockholders' Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Return on average stockholders' equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity.

The annualized ratios for ROA and ROE are presented in the following table:

TABLE 12

	Three Months Ended
	March 31,
	2015	2014
Return on average assets	0.77%	0.72%
Return on average stockholders' equity	8.62	8.42

FINANCIAL CONDITION

Securities

The Company's securities portfolio is presented in the following table:

TABLE 13

(dollars in thousands)	Available for Sale	Held to Maturity	Total
December 31, 2014	$528,038	$324,994	$853,032
March 31, 2015	486,025	323,082	809,107
Decrease between periods	$42,013	$1,912	$43,925
As of March 31, 2015:
Duration (in years)	4.3	4.4	4.4
Average life (in years)	4.8	4.9	4.8
Quarterly average yield (annualized)	2.26%	2.55%	2.37%

The Company maintains a securities portfolio in order to provide liquidity, to manage interest rate risk and to use as collateral on certain deposits and borrowings. The fair value of the Company's AFS securities portfolio decreased by $42.0 million during the first three months of 2015. The change was the combined result of $27.8 million of sales, $18.2 million of principal pay downs and net premium amortization and discount accretion of $58,000, partially offset by a net $4.1 million of unrealized gains. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) decreased by $2.7 million from an unrealized loss of $3.9 million at December 31, 2014 to an unrealized loss of $1.2 million at March 31, 2015 as the general level of market interest rates declined during the first three months of March 31, 2015, thus increasing the overall fair market value of AFS portfolio.

During the first three months of 2015, the carrying value of the held to maturity (HTM) portfolio decreased by $1.9 million. The change was a combined result of a $1.3 million sale of a security that was held substantially to maturity and $10.3 million of principal pay downs, partially offset by $9.7 million of purchases.

See Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended March 31, 2015, included herein, for further analysis regarding the Company's securities portfolio.

Loans Receivable

Commercial loans outstanding are composed of commercial and industrial, tax-exempt, owner occupied real estate, commercial construction and land development and commercial real estate loans. Consumer type loans consist of residential real estate mortgages, home equity loans, consumer lines of credit and other consumer-related loans. We manage risk associated with our loan portfolio in part through diversification, with what we believe are sound policies and underwriting procedures that are reviewed, updated and approved at least annually, as well as through our ongoing loan monitoring efforts. Additionally, we monitor concentrations of loans or loan relationships by purpose, collateral or industry.

During the first three months of 2015, total gross loans receivable increased by $5.2 million and net loans receivable increased $4.4 million. This growth was constrained as the result of several large loans being paid off during the first quarter of 2015. During the quarter, the Company received a total of $71.9 million in pay downs or payoffs on 23 different loan balances greater than $1 million. Three loans totaling $14.2 million were paid off early due to sales of the loan collateral properties by the borrowers. Also, the Bank received $4.1 million in pay downs on 17 nonperforming loans during the quarter as well. Gross loans receivable represented 83% of total deposits and 67% of total assets at March 31, 2015, as compared to 84% and 67%, respectively, at December 31, 2014. The balance of each loan category at March 31, 2015 is consistent with December 31, 2014; no loan category changed by more than 6% over that period.

The following table reflects the composition of the Company's loan portfolio:

TABLE 14

(dollars in thousands)	March 31, 2015	% of Total	December 31, 2014	% of Total	$ Change	% Change
Commercial and industrial	$536,349	27%	$525,127	26%	$11,222	2%
Commercial tax-exempt	67,176	3	71,151	4	(3,975)	(6)
Owner occupied real estate	311,259	16	332,070	17	(20,811)	(6)
Commercial construction and land development	137,063	7	138,064	7	(1,001)	(1)
Commercial real estate	607,400	30	594,276	29	13,124	2
Residential	116,143	6	110,951	6	5,192	5
Consumer	228,320	11	226,895	11	1,425	1
Gross loans receivable	$2,003,710	100%	$1,998,534	100%	$5,176	—%
Less: ALL	25,755		24,998		757	3
Net loans receivable	$1,977,955		$1,973,536		$4,419	—%

Loan and Asset Quality

Nonperforming Assets
Nonperforming assets include nonaccruing loans, loans past due 90 days or more and still accruing interest and foreclosed assets. Nonaccruing troubled debt restructurings (TDRs) are included in nonperforming loans. A TDR is a loan in which the contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. A TDR loan may still be classified as accruing even though it has been restructured, in which case it is excluded from nonperforming assets.

The table that follows presents information regarding nonperforming assets at March 31, 2015 and at the end of the previous four quarters. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 15

(dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$12,375	$11,634	$7,974	$4,291	$9,014
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	6,210	7,416	6,954	6,401	6,005
Commercial construction and land development	3,241	3,228	3,254	9,028	10,734
Commercial real estate	6,362	5,824	6,407	5,793	6,043
Residential	4,971	4,987	6,157	6,341	6,551
Consumer	1,573	1,877	2,421	2,479	2,524
Total nonaccrual loans	34,732	34,966	33,167	34,333	40,871
Loans past due 90 days or more and still accruing	—	445	8	2,335	—
Total nonperforming loans	34,732	35,411	33,175	36,668	40,871
Foreclosed assets	7,937	7,681	7,162	4,020	3,990
Total nonperforming assets	$42,669	$43,092	$40,337	$40,688	$44,861
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$16,272	$15,030	$12,495	$17,748	$19,862
Accruing TDRs	10,627	10,712	10,791	11,309	9,970
Total TDRs	$26,899	$25,742	$23,286	$29,057	$29,832
Nonperforming loans to total loans	1.73%	1.77%	1.73%	1.98%	2.27%
Nonperforming assets to total assets	1.43%	1.44%	1.36%	1.42%	1.57%
Nonperforming loan coverage	74%	71%	74%	66%	59%
Nonperforming assets / capital plus ALL	14%	15%	15%	15%	17%

The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2014 and March 31, 2015 are discussed in the paragraphs that follow.

Nonaccrual Loans

The Bank generally places a loan on nonaccrual status and ceases accruing interest when the loan is past due 90 days or more, unless the loan is both well-secured and in the process of collection.

Loans which have been partially charged off remain on nonaccrual status and are subject to the Bank's standard recovery policies and procedures, including, but not limited to, foreclosure proceedings, a forbearance agreement, or restructuring that results in classification as a TDR. If collectibility of the entire balance of principal and interest is no longer in doubt and the loan is current or will be brought current within a short period of time, the loan may be transferred to accruing status.

Total nonaccrual loans decreased by $234,000 in the first three months of 2015 to $34.7 million compared to $35.0 million at December 31, 2014.

The following table details the change in the total of nonaccrual loan balances for the three months ended March 31, 2015:

TABLE 16

Three Months Ended
(in thousands)	March 31, 2015
Nonaccrual loans at beginning of period	$34,966
Additions	5,509
Principal charge-offs	(770)
Pay downs	(4,469)
Transfers to accruing status	(10)
Transfers to foreclosed assets	(494)
Nonaccrual loans at end of period	$34,732

During the first quarter of 2015, the additions to nonaccrual status of $5.5 million consisted of 13 commercial loans ranging from $31,000 to approximately $1.6 million and eight consumer loans averaging $39,000 each of unpaid principal balances. The pay downs of $4.4 million along with charge-offs of $770,000 and transfers to foreclosed real estate of $494,000, resulted in an overall reduction of nonaccrual loans during the first quarter. At March 31, 2015, nonaccrual commercial loans, which comprise 81% of total nonaccrual loans, were not concentrated in any particular industry or business. As reflected above, the portfolio is frequently changing with new additions, pay downs, transfers to accruing status, transfers to foreclosed real estate, and charge-offs when necessary.

The table that follows provides additional details of the components of certain nonaccrual commercial loan categories.

TABLE 17

	Nonaccrual Loans
(dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Commercial and Industrial:
Number of loans	28	33	34	28	36
Number of loans greater than $1 million	5	4	2	1	2
Average outstanding balance of those loans:
Greater than $1 million	$1,738	$1,811	$2,193	$1,079	$1,918
Less than $1 million	$173	$162	$121	$130	$153
Owner Occupied Real Estate:
Number of loans	16	19	19	19	18
Number of loans greater than $1 million	2	2	1	1	3
Average outstanding balance of those loans:
Greater than $1 million	$1,276	$1,289	$1,142	$1,317	$1,253
Less than $1 million	$264	$287	$325	$297	$166
Commercial Real Estate:
Number of loans	27	24	26	27	28
Number of loans greater than $1 million	1	1	1	1	1
Average outstanding balance of those loans:
Greater than $1 million	$2,261	$2,291	$2,291	$1,793	$1,846
Less than $1 million	$160	$157	$166	$155	$156

Foreclosed Assets
Foreclosed assets totaled $7.9 million at March 31, 2015 compared to $7.7 million at December 31, 2014. The total is composed of 13 properties at March 31, 2015. The increase in foreclosed real estate during the first quarter of 2015 is the result of the transfer in of seven properties totaling $494,000, offset partially by the sale of five properties with a combined carrying value of $238,000. The sales of these properties resulted in a net gain of $22,000.
The Bank obtains third party appraisals on foreclosed real estate to support the fair market value of the collateral. Appraisals are ordered by the Company's Real Estate Loan Administration Department which is independent of both the loan workout and loan production functions. All appraisals are performed by a Board-approved, certified general appraiser. Before properties are transferred to foreclosed real estate, the Company charges down loans based on the fair value of the collateral as determined by the current appraisal less any unpaid real estate taxes and any costs to sell. Subsequent to transferring a property to foreclosed real estate, the Company may incur additional write-down expense based on updated appraisals and offers for purchase or prices on comparable properties.
Troubled Debt Restructurings
As mentioned previously, a troubled debt restructuring (TDR) is a loan in which the contractual terms have been modified, resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties, in order for the Bank to have a greater opportunity of collecting the indebtedness from the borrower. Concessions could include, but are not limited to, granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions. An additional benefit to the Bank in granting a concession is to avoid foreclosure or repossession of collateral in an attempt to minimize losses. All TDRs are impaired loans, however, a loan may still be classified as accruing even though it has been restructured. Management evaluates these loans using the same guidelines it uses for all loans to determine if there is reasonable assurance of repayment. For further discussion of these guidelines, see the following section on Impaired and Other Problem Loans.

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

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $46.0 million at March 31, 2015 with an aggregate specific allowance allocation of $5.7 million compared to impaired loans totaling $46.3 million at December 31, 2014 with a $5.6 million aggregate specific allowance allocation. The total specific allowance allocation was composed of seven loan relationships at both March 31, 2015 and December 31, 2014.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended March 31, 2015, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.
The past due portfolio, which consists of loans that are past due by 30 days or more, is constantly in various stages of collection efforts which include: restructures when appropriate, foreclosures or charge-off. The following table details the changes to the past due portfolio during the three months ended March 31, 2015:
TABLE 18

Three Months Ended
(in thousands)	March 31, 2015
Past due loans at beginning of period	$34,628
Improved to current status	(12,352)
Balances paid off	(2,285)
Charged-off	(681)
Transferred to foreclosed real estate	(494)
Transfers from current to past due status	25,497
Partial payments and other	(635)
Past due loans at end of period	$43,678

Out of the $25.5 million of loans that became past due after December 31, 2014, $14.0 million were 30-59 days past due, $6.4 million were 60-89 days past due while the remainder, or $5.1 million, were 90 days past due or greater at March 31, 2015, with $9.2 million of those loans classified as nonaccrual.

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
The Company's ALL has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at March 31, 2015.
Each criticized or classified loan is reviewed to determine if impairment exists. Criticized or classified loans which were not deemed impaired totaled $47.4 million at March 31, 2015, composed of $23.9 million of special mention rated loans and $23.5 million of substandard accruing loans, as compared to a total of $53.6 million at December 31, 2014, composed of $26.1 million of special mention rated loans and $27.5 million of substandard accruing loans. Such loans are included in the general pool of loans to determine the adequacy of the ALL.

While it is difficult to forecast impaired loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.
As a result of future economic trends, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the future.

Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired. Nonaccrual loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists. Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. Of the $5.7 million of specific reserves at March 31, 2015, $5.3 million of specific reserves were previously included in the allowance as specific reserves at December 31, 2014.

The ALL as a percentage of total loans receivable was 1.29% at March 31, 2015, compared to 1.25% at December 31, 2014. The nonperforming loan coverage, defined as the ALL as a percentage of total nonperforming loans, was 74% as of March 31, 2015 compared to 71% at December 31, 2014.

The Company recorded provisions of $1.5 million to the ALL during the first quarter of 2015, compared to $900,000 during the same period in 2014.  During the three months ended March 31, 2015, net charge-offs totaled $743,000.  Gross charge-offs were $819,000, of which $733,000, or 90%, were concentrated in four loan relationships. Recoveries of amounts previously charged off totaled $76,000.  During the three months ended March 31, 2014, net charge-offs totaled $76,000. Gross charge-offs were $1.5 million, of which $1.1 million, or 72%, were concentrated in four loan relationships. Recoveries of amounts previously charged off and totaled $1.4 million, of which $1.3 million, or 90%, were concentrated in four loan relationships.

See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

Total deposits at March 31, 2015 were $2.41 billion, up $30.8 million, or 1% (nonannualized), over total deposits of $2.38 billion at December 31, 2014. The composition of the Company's deposits at March 31, 2015 and December 31, 2014 was as follows:

TABLE 19

(in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$561,232	$478,724	$82,508	17%
Interest checking and money market	1,090,759	1,131,637	(40,878)	(4)%
Savings	530,430	546,045	(15,615)	(3)%
Time	229,098	224,266	4,832	2%
Total	$2,411,519	$2,380,672	$30,847	1%

The change in deposits by type of customer was as follows:

TABLE 20

	March 31, 2015	December 31, 2014		% Change (non-annualized)
(in thousands)			$ Change
Consumer	$1,076,757	$1,016,724	$60,033	6%
Commercial	816,445	707,738	108,707	15
Government	342,090	484,449	(142,359)	(29)
Total core deposits	2,235,292	2,208,911	26,381	1
Noncore	176,227	171,761	4,466	3
Total deposits	$2,411,519	$2,380,672	$30,847	1%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At March 31, 2015, short-term borrowings totaled $247.0 million as compared to $333.5 million at December 31, 2014. The $86.5 million net repayment of short-term borrowings was primarily the result of refinancing $25.0 million of short-term borrowings with long-term fixed-rate debt, combined with deposit growth exceeding loan growth and proceeds from net sales of investment securities.

TABLE 21

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Average outstanding balance	$315,913	$356,554
Weighted-average interest rate on average outstanding balances	0.30%	0.26%

Long-Term Debt

At March 31, 2015, the Company had $25.0 million of long-term debt in the form of three different FHLB fixed-rate advances. In January 2015, the Company extended $25.0 million of its borrowing position into three to five year maturity term advances to fix a portion of borrowing costs in the face of potential future rising interest rates as part of the Company’s interest rate risk management strategy. The Company did not have any long term debt at December 31, 2014. See Note 10 of Notes to Consolidated Financial Statements for the period ended March 31, 2015 included herein for further discussion regarding long-term debt.

Stockholders' Equity

As of March 31, 2015, stockholders' equity had increased $5.2 million, or 2% (nonannualized), over December 31, 2014, primarily as a result of net income of $5.7 million for the three months ended March 31, 2015. The increase in stockholders' equity was also partially attributable to a decrease of $2.7 million in accumulated other comprehensive loss due to the increase in quoted market prices on the Company's AFS securities portfolio, thereby decreasing their unrealized loss position, net of income tax impacts, from December 31, 2014 to March 31, 2015. During the first quarter of 2015, the Company declared and paid a cash dividend totaling $994,000 as well as repurchased 117,000 shares of its common stock at a cost of $3.0 million as part of its previously announced stock buyback program which began late in the fourth quarter of 2014. Through March 31, 2015, a total of 129,300 shares were repurchased under this program at a cost of $3.3 million. The issuance of 58,570 shares of common stock under stock option plans increased stockholders' equity by $707,000. A summary of the Company's stockholders' equity at March 31, 2015 compared to December 31, 2014 is presented in Table 22 and the Company's equity to asset ratios are presented in Table 23.

TABLE 22

(dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Preferred stock	$400	$400	$—	—%
Common stock	14,293	14,233	60	—
Surplus	161,331	160,588	743	—
Retained earnings	99,204	94,496	4,708	5
Accumulated other comprehensive loss	(1,166)	(3,875)	2,709	(70)
Treasury stock	(3,298)	(319)	(2,979)	934
Total stockholders' equity	$270,764	$265,523	$5,241	2%

Supplemental Reporting of Non-GAAP Based Financial Measures

Tangible common equity to tangible assets is a non-GAAP based financial measure calculated using non-GAAP based amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either March 31, 2015 or December 31, 2014. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing Metro's capital position without regard to the effect of preferred stock. Although this non-GAAP financial measure is frequently used by investors to evaluate a company, non-GAAP financial measurements have inherent limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. A reconciliation of tangible common equity to tangible assets is set forth in the table that follows:

TABLE 23

	March 31, 2015	December 31, 2014
Total stockholders' equity to assets (GAAP)	9.10%	8.86%
Less: Effect of excluding preferred stock	0.03%	0.03%
Tangible common equity to tangible assets	9.07%	8.83%

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. For community banking organizations, the phase-in period of Basel III regulatory capital reforms began on January 1, 2015. The new risk-based capital standards require all banks to have common equity Tier 1 (CET1) capital of at least 4.5%, Tier 1 capital of at least 6% and total capital of at least 8% of risk-weighted assets. CET1 capital predominantly includes common stockholders' equity. Tier 1 capital includes CET1 capital and qualifying perpetual preferred stock. Total capital includes Tier 1 capital and qualifying debt instruments and the ALL. In the first quarter of 2015, the Company and Bank made a one-time irrevocable election to exclude most components of accumulated other comprehensive income (loss) from regulatory capital, consistent with previously existing regulatory capital rules. The capital standard based on average assets, also known as the "leverage ratio", requires all banks, other than those classified as a systemically important financial institution, to have Tier 1 capital of at least 4% of total average assets. At March 31, 2015, the Bank met the definition of a "well-capitalized" institution.

The following tables provide a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 24

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
CET1 capital	12.23%	n/a	11.62%	n/a	4.50%	6.50%
Tier 1 capital	12.27	12.28%	11.66	11.46%	6.00	8.00
Total capital	13.48	13.42	12.87	12.60	8.00	10.00
Leverage (to total average assets)	9.05	9.00	8.59	8.40	4.00	5.00

The Company’s capital and leverage ratios at March 31, 2015 are consistent with the ratios at December 31, 2014, while all of the Bank’s capital and leverage ratios had improvements over the same period.  The difference in the rates of change between the ratios of the Company and the Bank is due to the effect of treasury stock purchases offsetting capital at the Company.  The Company purchased $3.0 million of treasury stock during the three months ended March 31, 2015.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model projects up to a 500 bp increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The 100 bp decrease scenario is not considered very likely, given the low absolute level of short-term interest rates.

Our ALCO policy has established that income sensitivity will be considered acceptable in the 100 bp and 200 bp increase scenarios if overall net interest income volatility is within 4% of forecasted net interest income in the first year and within 5% using a two-year time frame. In the 300 bp and 400 bp scenarios income sensitivity will be considered acceptable if net interest income volatility is within 5% of forecasted net interest income in the first year and within 6% using a two-year time frame. In the 500 bp scenario income sensitivity will be considered acceptable if net interest income volatility is within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net interest income at March 31, 2015 and 2014 of a plus 300, plus 200 and plus 100 bp change in interest rates, which the Company believes are the most plausible scenarios.

TABLE 25

	March 31, 2015		March 31, 2014
	12 Months	24 Months	12 Months	24 Months
Plus 300 bp	1.32%	6.09%	(2.75)%	(0.87)%
Plus 200 bp	0.62	3.74	(2.11)	(0.95)
Plus 100 bp	0.12	1.56	(1.32)	(0.88)

This quarter's net interest income changes as shown above, indicate positive impacts to net interest income in all scenarios. The Company’s improved interest rate risk profile reflect recent actions taken in anticipation of a possible rising interest rate environment. In January 2015, the Company extended $25.0 million of its borrowing position into three-to-five year maturity term advances to provide long-term protection from rising interest rates. Also, a select group of fixed rate investment securities with high levels of embedded interest rate risk were sold in the first quarter of 2015, with the proceeds utilized to pay down short-term borrowings. Lastly, the Company continues to aggressively attract reasonably-priced long-term CD accounts to further insulate its future interest expense from any negative impacts of rising rates. The combination of these actions is projected to contribute to the improvement in both the 12 month and the 24 month impacts to net interest income in rising rate scenarios as shown above.

Management continues to evaluate additional strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Such strategies could include the sale of additional securities from the AFS investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings and further extending the maturity structure of the Company's short-term borrowing position.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At March 31, 2015 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. The most recent study incorporates shortened truncation assumptions and calculates an average life of our core deposit transaction accounts of 6.8 years. The 6.8 year average life of deposits is shorter than previous estimates and is attributable to a calculation assumption change that shortened the truncation points of our various deposit categories. This assumption change, which was recommended by the Company's independent vendor in order to be consistent with their other Banking clients, was adopted by the Company despite back-testing analytics that have consistently supported longer truncation points, as management believes the resulting core deposit premiums produced by its market value of equity model at March 31, 2015 with these shortened points provide a conservative assessment of our interest rate risk.

Liquidity

The objective of liquidity risk management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loans and other funding commitments; and the ability to take advantage of new business opportunities. There are two fundamental risks in our liquidity risk management. The first is if we are unable to meet our funding requirements at a reasonable and profitable cost. The second is the potential inability to operate our business because adequate contingency liquidity is not available in a stressed environment or under adverse conditions.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of March 31, 2015 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $850.5 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures.

The Company's potential and available liquidity through FHLB and other secondary sources is presented in the following table.

TABLE 25

(in thousands)	March 31, 2015	December 31, 2014	$ Increase
Potential liquidity	$885,452	$834,019	$51,433
Available liquidity	563,317	450,395	112,922

The $51.4 million increase in potential liquidity in the first three months of 2015 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $112.9 million increase in available liquidity occurred as a result of the aforementioned capacity increase and by the need for a lower borrowing level at March 31, 2015.

The Parent Company Liquidity - Uses

At the Parent level, primary liquidity obligations include unallocated corporate expenses, funding its subsidiaries, dividend payments to Metro stockholders and common stock or preferred stock share repurchases or acquisitions.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. The Bank issued $25.0 million in dividends to the Parent during 2014; these dividends were used by the Parent to help cover the cash needed to redeem the $15 million of Trust Preferred Securities in the third quarter of 2014, implement a 5% stock buy back program and initiate a $0.28 annual cash dividend. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from the subsidiary, other sources of liquidity for the Parent include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We could also generate liquidity for Metro and its subsidiaries through the issuance of debt and equity securities.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the three months ended March 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January 1 - January 31, 2015	53,400	$25.26	53,400	644,309
February 1 - February 28, 2015	47,000	25.68	47,000	597,309
March 1 - March 31, 2015	16,600	25.50	16,600	580,709
Total	117,000		117,000

 1On October 14, 2014, the Company announced that its Board of Directors had approved a share repurchase program, pursuant to which up to 5% of the outstanding shares of the Company’s common stock (equivalent to 710,009 shares) may be repurchased. These repurchases are expected to occur from time to time and may take the form of open-market transactions, privately negotiated purchases, or other transactions executed at then prevailing market prices or otherwise depending on circumstances and may be effected directly by the company or through one or more brokers or agents. The repurchase program has no set expiration or termination date.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended March 31, 2015.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended March 31, 2015.

Item 5. Other Information.

No items to report for the quarter ended March 31, 2015.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

5/11/2015	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

5/11/2015	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

3.2	Bylaws of Metro Bancorp, Inc., As Amended Effective February 17, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015)
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and, (vi) the Notes to Consolidated Financial Statements.