Form 10-Q
period 2015-06-30
METRO BANCORP, INC.
filed 2015-08-10
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,027,516	Common shares outstanding at	July 31, 2015

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$57,678	$42,832
Securities, available for sale at fair value	414,746	528,038
Securities, held to maturity at cost (fair value 2015: $345,775; 2014: $319,923)	350,486	324,994
Loans, held for sale	5,610	4,996
Loans receivable, net of allowance for loan losses (allowance 2015: $25,871; 2014: $24,998)	2,044,570	1,973,536
Restricted investments in bank stock	17,793	15,223
Premises and equipment, net	73,318	75,182
Other assets	37,156	32,771
Total assets	$3,001,357	$2,997,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$569,663	$478,724
Interest-bearing	1,799,025	1,901,948
Total deposits	2,368,688	2,380,672
Short-term borrowings	322,675	333,475
Long-term debt	25,000	—
Other liabilities	18,013	17,902
Total liabilities	2,734,376	2,732,049
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 aggregate liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued shares 2015: 14,310,602; 2014: 14,232,844; outstanding shares 2015: 14,009,402; 2014: 14,220,544)	14,311	14,233
Surplus	163,248	160,588
Retained earnings	102,369	94,496
Accumulated other comprehensive loss	(5,616)	(3,875)
Treasury stock, at cost (common shares 2015: 301,200; 2014: 12,300)	(7,731)	(319)
Total stockholders' equity	266,981	265,523
Total liabilities and stockholders' equity	$3,001,357	$2,997,572
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income
Loans receivable, including fees:
Taxable	$22,124	$19,938	$43,727	$39,148
Tax-exempt	680	834	1,409	1,695
Securities:
Taxable	4,362	5,018	9,707	10,064
Tax-exempt	241	191	481	381
Total interest income	27,407	25,981	55,324	51,288
Interest Expense
Deposits	1,560	1,401	3,107	2,835
Short-term borrowings	195	278	434	509
Long-term debt	83	307	153	614
Total interest expense	1,838	1,986	3,694	3,958
Net interest income	25,569	23,995	51,630	47,330
Provision for loan losses	2,600	1,100	4,100	2,000
Net interest income after provision for loan losses	22,969	22,895	47,530	45,330
Noninterest Income
Card income	4,115	3,990	8,000	7,815
Service charges on deposit accounts	2,156	2,233	4,193	4,269
Other noninterest income	1,245	1,134	2,445	2,204
Net gains on sales of loans	474	138	945	274
Net gains on sales of securities	444	—	416	11
Total noninterest income	8,434	7,495	15,999	14,573
Noninterest Expenses
Salaries and employee benefits	12,084	11,055	22,963	22,482
Occupancy	2,619	2,104	5,141	4,579
Furniture and equipment	751	994	1,454	2,024
Advertising and marketing	398	376	762	769
Data processing	3,692	3,320	7,230	6,570
Regulatory assessments and related costs	556	584	1,123	1,153
Telephone	811	902	1,651	1,826
Loan expense	206	881	1,608	1,016
Foreclosed real estate, net	425	178	515	194
Professional services	591	301	1,459	602
State shares tax	536	546	1,098	1,086
Other	2,285	1,780	3,827	3,502
Total noninterest expenses	24,954	23,021	48,831	45,803
Income before taxes	6,449	7,369	14,698	14,100
Provision for federal income taxes	2,272	2,288	4,799	4,075
Net income	$4,177	$5,081	$9,899	$10,025
Net Income per Common Share
Basic	$0.29	$0.36	$0.70	$0.70
Diluted	0.29	0.35	0.68	0.70
Cash Dividends per Common Share	0.07	—	0.14	—
Average Common and Common Equivalent Shares Outstanding
Basic	14,112	14,184	14,140	14,172
Diluted	14,373	14,387	14,412	14,366
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income	$4,177	$5,081	$9,899	$10,025
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (tax effects for the three months 2015: ($2,241); 2014: $1,207, tax effects for the six months 2015: ($840); 2014: $4,167)	(4,161)	2,244	(1,560)	7,739
Reclassification adjustment for net realized (gains) losses on securities recorded in income [1] (tax effects for the three months 2015: ($155), tax effects for the six months 2015: ($97))	(289)	—	(181)	—
Other comprehensive income (loss)	(4,450)	2,244	(1,741)	7,739
Total comprehensive income (loss)	$(273)	$7,325	$8,158	$17,764

[1] Amounts are included in net gains on sales of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$—	$230,183
Net income	—	—	—	10,025	—	—	10,025
Other comprehensive income	—	—	—	—	7,739	—	7,739
Dividends declared on preferred stock	—	—	—	(40)	—	—	(40)
Common stock of 34,846 shares issued under stock option plans, including tax benefit of $68	—	35	485	—	—	—	520
Common stock of 30 shares issued under employee stock purchase plan	—	—	—	—	—	—	—
Proceeds from issuance of 1,418 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	28	—	—	—	30
Common stock share-based awards	—	—	313	—	—	—	313
June 30, 2014	$400	$14,194	$159,476	$83,476	$(8,776)	$—	$248,770

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2015	$400	$14,233	$160,588	$94,496	$(3,875)	$(319)	$265,523
Net income	—	—	—	9,899	—	—	9,899
Other comprehensive loss	—	—	—	—	(1,741)	—	(1,741)
Dividends declared on preferred stock	—	—	—	(40)	—	—	(40)
Dividends declared on common stock	—	—	—	(1,986)	—	—	(1,986)
Common stock of 75,994 shares issued under stock option plans, including tax benefit of $328	—	76	961	—	—	—	1,037
Common stock of 90 shares issued under employee stock purchase plan	—	—	2	—	—	—	2
Proceeds from issuance of 1,674 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	43	—	—	—	45
Common stock share-based awards	—	—	1,654	—	—	—	1,654
Purchase of 288,900 shares of treasury stock	—	—	—	—	—	(7,412)	(7,412)
June 30, 2015	$400	$14,311	$163,248	$102,369	$(5,616)	$(7,731)	$266,981

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
Operating Activities
Net income	$9,899	$10,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	2,000
Depreciation, amortization and accretion	1,959	1,858
Deferred income tax expense	(962)	(228)
Gain on sales of available for sales securities (net)	(278)	—
Gain on sales of held to maturity securities	(138)	(11)
Proceeds/payments from sales of loans originated for sale	28,900	15,677
Loans originated for sale	(28,947)	(15,059)
Gains on sales of loans (net)	(945)	(274)
Losses on write-down on foreclosed assets	80	—
(Gains) losses on sales of foreclosed assets (net)	11	(61)
Losses on disposal of premises and equipment (net)	540	35
Stock-based compensation	1,654	313
Increase in other assets	(3,956)	(1,687)
Increase (decrease) in other liabilities	111	(2,061)
Net cash provided by operating activities	12,028	10,527
Investing Activities
Securities available for sale:
Proceeds from principal repayments and maturities	39,096	30,819
Proceeds from sales	71,666	—
Securities held to maturity:
Proceeds from principal repayments and maturities	25,395	6,249
Proceeds from sales	1,448	614
Purchases	(52,105)	(1,018)
Proceeds from sales of loans not originated for sale	1,012	489
Proceeds from sales of foreclosed assets	2,501	1,241
Increase in loans receivable (net)	(76,050)	(102,022)
Purchase of restricted investment in bank stock (net)	(2,570)	(3,391)
Purchases of premises and equipment	(1,435)	(1,095)
Net cash provided by (used in) investing activities	8,958	(68,114)
Financing Activities
Decrease in demand, interest checking, money market, and savings deposits (net)	(20,639)	(47,368)
Increase (decrease) in time and other noncore deposits (net)	8,655	(5,273)
Increase (decrease) in short-term borrowings (net)	(10,800)	123,925
Proceeds from long-term borrowings	25,000	—
Proceeds from common stock options exercised	709	452
Proceeds from dividend reinvestment and common stock purchase plan	45	30
Tax benefit on exercise of stock options	328	68
Cash dividends on preferred stock	(40)	(40)
Cash dividends on common stock	(1,986)	—
Purchase of treasury stock	(7,412)	—
Net cash provided by (used in) financing activities	(6,140)	71,794
Increase in cash and cash equivalents	14,846	14,207
Cash and cash equivalents at beginning of year	42,832	44,996
Cash and cash equivalents at end of period	$57,678	$59,203
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$3,685	$4,016
Cash paid for income taxes	5,750	3,850
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	784	505
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

	Six months ended June 30,
	2015	2014
Options granted	133,279	116,990
Range of exercise prices, per share	$25.43 to $26.97	$19.55 to $21.57
Weighted-average fair value, per option	$8.19	$7.72

The fair value of each option grant was established at the date of the grant using the Black-Scholes option pricing model, with the following assumptions:

	Six months ended June 30,
	2015	2014
Weighted-average risk-free interest rate	1.8%	2.0%
Expected dividend yield	1.1%	—%
Weighted-average volatility of Company's common stock	32.2%	34.0%
Weighted-average assumed forfeiture rate	9.0%	10.3%
Weighted-average expected term of options, in years	7.5	7.2
Options vesting annually	25.0%	25.0%

The following table details the Company's stock-based compensation expense and related tax benefit associated with this expense:

	Six months ended June 30,
(in thousands)	2015	2014
Stock-based compensation expense	$1,654	$313
Tax benefit associated with compensation expense	308	87

During the first three months of 2015 and 2014 the Company reversed $253,000 and $238,000, respectively, of previously recognized stock-based compensation expense due to differences between actual and estimated forfeiture rates of stock options granted during the first quarters of 2011 and 2010, respectively, primarily related to incentive stock options (ISOs), for which the Company generally does not receive a tax deduction on employee exercise of options. Due to a material change in the number of members on the Company's board of directors over the previous twelve months, on June 19, 2015, a change in control was deemed to have occurred under a provision in the Company's 2006 Employee Stock Option and Restricted Stock Plan, whereby all outstanding employee stock options immediately became fully vested and exercisable.  As a consequence, the Company recorded accelerated stock-based compensation expense totaling $1.4 million during the second quarter of 2015, $823,000 of which was related to ISOs and, therefore, not deductible for federal income tax purposes. The Company will not recognize any further compensation expense related to these vested options. The change in the number of members of the board of directors did not have an impact on the 2011 Directors Stock Option and Restricted Stock Plan (the 2011 Plan) and the outstanding options under this plan continue to vest over a four-year period.  As of June 30, 2015, there was $799,000 of total unrecognized compensation cost related to nonvested stock option awards issued under the 2011 Plan.

NOTE 3.    Securities

The amortized cost and fair value of securities are summarized in the following tables:

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,996	$—	$(1,050)	$32,946
Residential mortgage-backed securities	56,603	25	(809)	55,819
Agency collateralized mortgage obligations	302,796	1,385	(8,078)	296,103
Municipal securities	29,991	146	(259)	29,878
Total	$423,386	$1,556	$(10,196)	$414,746
Held to Maturity:
U.S. Government agency securities	$149,122	$—	$(4,366)	$144,756
Residential mortgage-backed securities	11,741	175	(7)	11,909
Agency collateralized mortgage obligations	174,921	1,492	(2,046)	174,367
Corporate debt securities	5,000	17	—	5,017
Municipal securities	9,702	56	(32)	9,726
Total	$350,486	$1,740	$(6,451)	$345,775

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(1,207)	$32,788
Residential mortgage-backed securities	60,196	442	(489)	60,149
Agency collateralized mortgage obligations	409,823	2,250	(7,064)	405,009
Municipal securities	29,985	225	(118)	30,092
Total	$533,999	$2,917	$(8,878)	$528,038
Held to Maturity:
U.S. Government agency securities	$149,112	$—	$(4,658)	$144,454
Residential mortgage-backed securities	14,226	480	—	14,706
Agency collateralized mortgage obligations	146,952	649	(1,711)	145,890
Corporate debt securities	5,000	63	—	5,063
Municipal securities	9,704	107	(1)	9,810
Total	$324,994	$1,299	$(6,370)	$319,923

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2015
	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$5,000	$5,017
Due after one year through five years	6,742	6,770	—	—
Due after five years through ten years	51,825	50,852	111,383	107,596
Due after ten years	5,420	5,202	47,441	46,886
	63,987	62,824	163,824	159,499
Residential mortgage-backed securities	56,603	55,819	11,741	11,909
Agency collateralized mortgage obligations	302,796	296,103	174,921	174,367
Total	$423,386	$414,746	$350,486	$345,775

During the second quarter of 2015, the Company sold five securities from the available for sale (AFS) portfolio with a total fair market value of $43.9 million and realized a gain of $444,000. No securities were sold by the Company from the held to maturity (HTM) portfolio this quarter. The Company had no securities that were called by their respective issuers.

During the second quarter of 2014, the Company did not sell any securities and had no securities that were called by their respective issuers.

During the first six months of 2015, the Company sold nine securities from the AFS portfolio with a total fair market value of $71.7 million and realized net gains of $278,000. One security with a fair market value of $1.4 million was sold by the Company from the HTM portfolio with a realized gain of $138,000, however, it was an amortizing security that had returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

During the first six months of 2014, the Company sold one security with a fair market value of $614,000 and realized a gain of $11,000. The security was from the HTM portfolio, however, it was an amortizing security that had returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. No securities were sold by the Company from the AFS portfolio. The Company had no securities that were called by their respective issuers.

The following table summarizes the Company's gross realized gains and losses on the sales or calls of AFS debt securities:

(in thousands)	Gross Realized Gains	Gross Realized Losses	Net Gains
Three Months Ended:
June 30, 2015	$444	$—	$444
June 30, 2014	—	—	—
Six months ended:
June 30, 2015	$451	$(173)	$278
June 30, 2014	—	—	—

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$24,173	$(827)	$8,773	$(223)	$32,946	$(1,050)
Residential mortgage-backed securities	39,250	(525)	8,470	(284)	47,720	(809)
Agency collateralized mortgage obligations	50,738	(1,809)	125,559	(6,269)	176,297	(8,078)
Municipal securities	3,154	(108)	2,218	(151)	5,372	(259)
Total	$117,315	$(3,269)	$145,020	$(6,927)	$262,335	$(10,196)
Held to Maturity:
U.S. Government agency securities	$45,644	$(532)	$99,112	$(3,834)	$144,756	$(4,366)
Residential mortgage-backed securities	1,889	(7)	—	—	1,889	(7)
Agency collateralized mortgage obligations	41,412	(900)	15,735	(1,146)	57,147	(2,046)
Municipal securities	2,854	(32)	—	—	2,854	(32)
Total	$91,799	$(1,471)	$114,847	$(4,980)	$206,646	$(6,451)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$—	$—	$32,788	$(1,207)	$32,788	$(1,207)
Residential mortgage-backed securities	—	—	24,636	(489)	24,636	(489)
Agency collateralized mortgage obligations	21,687	(77)	212,908	(6,987)	234,595	(7,064)
Municipal securities	—	—	5,021	(118)	5,021	(118)
Total	$21,687	$(77)	$275,353	$(8,801)	$297,040	$(8,878)
Held to Maturity:
U.S. Government agency securities	$—	$—	$144,454	$(4,658)	$144,454	$(4,658)
Agency collateralized mortgage obligations	31,289	(255)	27,282	(1,456)	58,571	(1,711)
Municipal securities	1,013	(1)	—	—	1,013	(1)
Total	$32,302	$(256)	$171,736	$(6,114)	$204,038	$(6,370)

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

The unrealized losses in the Company's investment portfolio at June 30, 2015 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 11 debentures, 23 CMOs and 9 MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. The full and timely payment of all principal and interest is expected. The second type, municipal bonds, included nine securities that were in an unrealized loss position as of June 30, 2015. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. The municipal bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard & Poor's. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not recognize any credit losses related to the OTTI of investments during either the first three or six months ended June 30, 2015 or 2014.

At June 30, 2015, securities with a carrying value of $576.7 million were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. Certain qualifying loans of the Bank totaling $574.9 million at June 30, 2015, collateralize a letter of credit, a line of credit commitment and borrowings the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable is as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$591,860	$525,127
Commercial tax-exempt	58,319	71,151
Owner occupied real estate	313,377	332,070
Commercial construction and land development	136,354	138,064
Commercial real estate	625,344	594,276
Residential	122,838	110,951
Consumer	222,349	226,895
Gross loans receivable	2,070,441	1,998,534
Less: allowance for loan losses	25,871	24,998
Net loans receivable	$2,044,570	$1,973,536

The following table summarizes nonaccrual loans by loan type:

(in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$11,985	$11,634
Commercial tax-exempt	—	—
Owner occupied real estate	7,720	7,416
Commercial construction and land development	3,226	3,228
Commercial real estate	6,384	5,824
Residential	5,336	4,987
Consumer	1,177	1,877
Total nonaccrual loans	$35,828	$34,966

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless loan payments have been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $35.8 million exceeds the $22.6 million balance of total loans that are 90 days past due at June 30, 2015, as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables present an aging analysis of loans receivable:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
June 30, 2015
Commercial and industrial	$582,420	$919	$685	$7,836	$9,440	$591,860	$—
Commercial tax-exempt	58,319	—	—	—	—	58,319	—
Owner occupied real estate	303,563	1,734	1,913	6,167	9,814	313,377	—
Commercial construction and land development	135,927	200	197	30	427	136,354	—
Commercial real estate	618,125	883	1,572	4,764	7,219	625,344	—
Residential	117,689	468	1,583	3,098	5,149	122,838	—
Consumer	218,915	2,510	240	684	3,434	222,349	—
Total	$2,034,958	$6,714	$6,190	$22,579	$35,483	$2,070,441	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
December 31, 2014
Commercial and industrial	$514,428	$1,574	$3,398	$5,727	$10,699	$525,127	$—
Commercial tax-exempt	71,151	—	—	—	—	71,151	—
Owner occupied real estate	325,681	606	44	5,739	6,389	332,070	445
Commercial construction and land development	137,263	611	190	—	801	138,064	—
Commercial real estate	591,383	1,104	175	1,614	2,893	594,276	—
Residential	101,233	5,067	1,900	2,751	9,718	110,951	—
Consumer	222,767	2,650	437	1,041	4,128	226,895	—
Total	$1,963,906	$11,612	$6,144	$16,872	$34,628	$1,998,534	$445

A summary of the ALL and balance of loans receivable by loan class and by impairment method is presented in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$3,521	$—	$1,315	$—	$—	$—	$—	$—	$4,836
Collectively evaluated for impairment	8,517	45	619	4,476	5,178	855	959	386	21,035
Total ALL	$12,038	$45	$1,934	$4,476	$5,178	$855	$959	$386	$25,871
Loans receivable:
Loans evaluated individually	$16,609	$—	$7,759	$3,829	$10,529	$6,642	$1,827	$—	$47,195
Loans evaluated collectively	575,251	58,319	305,618	132,525	614,815	116,196	220,522	—	2,023,246
Total loans receivable	$591,860	$58,319	$313,377	$136,354	$625,344	$122,838	$222,349	$—	$2,070,441

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,401	$—	$1,242	$—	$—	$—	$—	$—	$5,643
Collectively evaluated for impairment	7,313	55	689	4,242	4,707	796	931	622	19,355
Total ALL	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Loans receivable:
Loans evaluated individually	$16,982	$—	$7,464	$3,810	$9,976	$5,657	$2,433	$—	$46,322
Loans evaluated collectively	508,145	71,151	324,606	134,254	584,300	105,294	224,462	—	1,952,212
Total loans receivable	$525,127	$71,151	$332,070	$138,064	$594,276	$110,951	$226,895	$—	$1,998,534

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

The following tables summarize the transactions in the ALL:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen- tial	Consumer	Unallo-cated	Total
2015
Balance at April 1	$12,019	$52	$1,944	$4,529	$4,945	$803	$870	$593	$25,755
Provision charged to operating expenses	1,612	(7)	52	(53)	461	120	622	(207)	2,600
Recoveries of loans previously charged-off	53	—	3	—	10	1	15	—	82
Loans charged-off	(1,646)	—	(65)	—	(238)	(69)	(548)	—	(2,566)
Balance at June 30	$12,038	$45	$1,934	$4,476	$5,178	$855	$959	$386	$25,871

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2015
Balance at January 1	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Provision charged to operating expenses	2,142	(10)	118	232	1,149	140	565	(236)	4,100
Recoveries of loans previously charged-off	107	—	3	2	17	2	27	—	158
Loans charged-off	(1,925)	—	(118)	—	(695)	(83)	(564)	—	(3,385)
Balance at June 30	$12,038	$45	$1,934	$4,476	$5,178	$855	$959	$386	$25,871

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2014
Balance at April 1	$7,914	$68	$2,236	$5,842	$4,640	$1,023	$1,329	$882	$23,934
Provision charged to operating expenses	(557)	(1)	125	1,270	99	37	68	59	1,100
Recoveries of loans previously charged-off	244	—	43	111	101	20	16	—	535
Loans charged-off	(501)	—	(171)	(527)	—	(19)	(80)	—	(1,298)
Balance at June 30	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallo-cated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	(1,472)	(5)	(37)	1,465	1,221	383	201	244	2,000
Recoveries of loans previously charged-off	1,249	—	286	211	174	20	39	—	1,979
Loans charged-off	(855)	—	(196)	(539)	(716)	(302)	(210)	—	(2,818)
Balance at June 30	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271

The following table presents information regarding the Company's impaired loans. The recorded investment represents the contractual obligation less any charged off principal.

	June 30, 2015			December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial	$8,359	$10,575	$—	$8,766	$9,437	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,042	5,533	—	6,155	6,636	—
Commercial construction and land development	3,829	3,829	—	3,810	3,810	—
Commercial real estate	10,529	10,638	—	9,976	10,097	—
Residential	6,642	7,917	—	5,657	7,011	—
Consumer	1,827	2,021	—	2,433	2,686	—
Total impaired loans with no related allowance	36,228	40,513	—	36,797	39,677	—
Impaired loans with an allowance recorded:
Commercial and industrial	8,250	8,250	3,521	8,216	8,216	4,401
Owner occupied real estate	2,717	2,717	1,315	1,309	1,309	1,242
Total impaired loans with an allowance recorded	10,967	10,967	4,836	9,525	9,525	5,643
Total impaired loans:
Commercial and industrial	16,609	18,825	3,521	16,982	17,653	4,401
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	7,759	8,250	1,315	7,464	7,945	1,242
Commercial construction and land development	3,829	3,829	—	3,810	3,810	—
Commercial real estate	10,529	10,638	—	9,976	10,097	—
Residential	6,642	7,917	—	5,657	7,011	—
Consumer	1,827	2,021	—	2,433	2,686	—
Total impaired loans	$47,195	$51,480	$4,836	$46,322	$49,202	$5,643

The following table presents additional information regarding the Company's impaired loans:

	Three months ended June 30,				Six months ended June 30,
	2015	2015	2014	2014	2015	2015	2014	2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$8,129	$58	$8,079	$36	$8,489	$128	$7,985	$76
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	5,108	—	3,896	—	5,284	—	4,341	10
Commercial construction and land development	3,776	7	4,133	14	3,727	13	6,187	31
Commercial real estate	10,736	39	10,035	40	10,699	78	10,403	88
Residential	5,915	12	4,218	14	5,792	20	4,353	27
Consumer	1,992	8	2,796	10	2,165	15	2,715	17
Total impaired loans with no related allowance	35,656	124	33,157	114	36,156	254	35,984	249
Impaired loans with an allowance recorded:
Commercial and industrial	8,338	—	2,341	—	8,455	—	2,793	—
Owner occupied real estate	2,734	—	2,325	—	2,260	—	2,006	—
Commercial construction and land development	—	—	6,148	—	—	—	4,813	—
Residential	—	—	3,069	—	—	—	3,074	—
Consumer	—	—	465	—	—	—	471	—
Total impaired loans with an allowance recorded	11,072	—	14,348	—	10,715	—	13,157	—
Total impaired loans:
Commercial and industrial	16,467	58	10,420	36	16,944	128	10,778	76
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	7,842	—	6,221	—	7,544	—	6,347	10
Commercial construction and land development	3,776	7	10,281	14	3,727	13	11,000	31
Commercial real estate	10,736	39	10,035	40	10,699	78	10,403	88
Residential	5,915	12	7,287	14	5,792	20	7,427	27
Consumer	1,992	8	3,261	10	2,165	15	3,186	17
Total impaired loans	$46,728	$124	$47,505	$114	$46,871	$254	$49,141	$249

Impaired loans averaged approximately $46.9 million and $49.1 million for the six months ended June 30, 2015 and 2014, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income totaling $254,000 and $249,000 continued to accrue on certain impaired loans for the six months ended June 30, 2015 and 2014, respectively.

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
Credit quality indicators for commercial loans broken out by loan type at period end are presented in the following tables. There were no loans classified as doubtful for the periods ended June 30, 2015 or December 31, 2014.

	June 30, 2015
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$552,444	$13,920	$13,511	$11,985	$591,860
Commercial tax-exempt	58,319	—	—	—	58,319
Owner occupied real estate	292,344	4,394	8,919	7,720	313,377
Commercial construction and land development	132,826	—	302	3,226	136,354
Commercial real estate	616,263	2,176	521	6,384	625,344
Total	$1,652,196	$20,490	$23,253	$29,315	$1,725,254

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$473,984	$20,785	$18,724	$11,634	$525,127
Commercial tax-exempt	71,151	—	—	—	71,151
Owner occupied real estate	311,668	4,268	8,718	7,416	332,070
Commercial construction and land development	133,033	190	1,613	3,228	138,064
Commercial real estate	584,239	1,584	2,629	5,824	594,276
Total	$1,574,075	$26,827	$31,684	$28,102	$1,660,688

Consumer loan credit exposures are rated either performing or nonperforming as detailed below:

	June 30, 2015
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$117,502	$5,336	$122,838
Consumer	221,172	1,177	222,349
Total	$338,674	$6,513	$345,187

	December 31, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$105,964	$4,987	$110,951
Consumer	225,018	1,877	226,895
Total	$330,982	$6,864	$337,846

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and six month periods ended June 30, 2015 and 2014. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore, there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three months ended June 30,				Six months ended June 30,
	2015	2015	2014	2014	2015	2015	2014	2014
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Forbearance agreement	—	$—	1	$229	1	$3,307	1	$229
Accepting interest only for a period of time	1	43	—	—	1	43	—	—
Change in amortization period	—	—	—	—	—	—	3	261
Combination of concessions	—	—	—	—	—	—	1	30
Owner occupied real estate:
Accepting interest only for a period of time	1	407	3	1,601	1	407	3	1,601
Change in amortization period	—	—	—	—	—	—	1	128
Commercial construction and land development:
Material extension of time	1	186	—	—	1	186	1	242
Forbearance agreement	—	—	3	2,185	—	—	3	2,185
Change in amortization period	—	—	—	—	—	—	1	214
Commercial real estate:
Change in amortization period	—	—	—	—	—	—	14	1,893
Residential:
Interest rate adjustment	—	—	—	—	—	—	1	143
Combination of concessions	1	592	—	—	1	592	—	—
Total	4	$1,228	7	$4,015	5	$4,535	29	$6,926

The following table represents loans receivable modified as TDRs within the 12 months previous to June 30, 2015 and 2014, respectively, and that subsequently defaulted during the three and six month periods ended June 30, 2015 and 2014, respectively. The Bank's policy is to consider a loan past due and in default if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three months ended June 30,				Six months ended June 30,
	2015	2015	2014	2014	2015	2015	2014	2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	3	$524	—	$—	3	$524	7	$1,288
Owner occupied real estate	1	326	1	871	3	1,057	4	1,792
Commercial construction and land development	—	—	—	—	1	236	2	1,930
Commercial real estate	—	—	—	—	3	2,667	—	—
Residential	—	—	1	258	—	—	3	3,470
Consumer	—	—	—	—	—	—	1	476
Total	4	$850	2	$1,129	10	$4,484	17	$8,956

Of the ten contracts that subsequently payment defaulted during the six month period ended June 30, 2015, five were still in payment default at June 30, 2015.

All TDRs are considered impaired and, therefore, are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

NOTE 5.	Foreclosed Assets

Foreclosed assets are included in other assets on the Company's balance sheet and totaled $6.0 million as of June 30, 2015 and $7.7 million as of December 31, 2014. The carrying value of foreclosed residential real estate included within foreclosed assets totaled $686,000 as of June 30, 2015 and $295,000 as of December 31, 2014.

Included within loans receivable as of June 30, 2015 was a recorded investment of $2.6 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

The Company had $35.5 million and $34.6 million of standby letters of credit at June 30, 2015 and December 31, 2014, respectively. The Bank does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. At June 30, 2015, there was $800,000 within other liabilities on the Company's balance sheet for guarantees under standby letters of credit. This liability relates to the possibility that the Company may be further required to perform under one specific unsecured standby letter of credit. On March 27, 2015, the Company was notified of a planned intention to draw on this $1.0 million standby letter of credit unless an alternative financing was arranged. The Company determined the alternative financing to be undesirable compared to performing under the standby letter of credit and reserved for this contingency. In June 2015, a partial draft of $200,000 was made on the letter of credit. The corresponding $1.0 million expense is included in loan expense in the Company's Statement of Income for the six months ended June 30, 2015. At December 31, 2014, there was no liability recorded for guarantees under standby letters of credit.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $720.1 million and $637.1 million in total unused commitments, including the standby letters of credit, at June 30, 2015 and December 31, 2014, respectively. Management does not anticipate any additional material losses as a result of these transactions.

NOTE 7.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company owns land at 105 N. George Street, York City, York County, Pennsylvania. The Company has had plans to construct a full-service store on this property to be opened in the future. Given the Company's announcement on August 4, 2015 to merge with and into F.N.B. Corporation (FNB), the future use of this site can not be determined at this time with certainty. For further discussion regarding the announcement to merge with and into FNB, please refer to Note 12 of these Notes to the Interim Consolidated Financial Statements.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
U.S. Government agency securities	$32,946	$—	$32,946	$—
Residential MBSs	55,819	—	55,819	—
Agency CMOs	296,103	—	296,103	—
Municipal securities	29,878	—	29,878	—
Securities available for sale	$414,746	$—	$414,746	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
U.S. Government agency securities	$32,788	$—	$32,788	$—
Residential MBSs	60,149	—	60,149	—
Agency CMOs	405,009	—	405,009	—
Municipal securities	30,092	—	30,092	—
Securities available for sale	$528,038	$—	$528,038	$—

As of June 30, 2015 and December 31, 2014, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans that are measured at fair value on a nonrecurring basis include collateral dependent loans for which an impairment has been recorded by the Company based on the fair value of the loan's collateral, net of expected selling costs. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 20% to 25% at June 30, 2015 as compared to 10% to 35% at December 31, 2014; the weighted-average rate was 21% as of June 30, 2015 as compared to 20% at December 31, 2014. Inventory is generally discounted at 50%, equipment is generally discounted by 30% to 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the discounted collateral value.

At June 30, 2015, the cumulative fair value of 13 impaired collateral-dependent loans with individual allowance allocations totaled $6.1 million, net of valuation allowances of $4.8 million, and the fair value of impaired loans that were partially charged off during the first six months of 2015 totaled $1.8 million at June 30, 2015, net of charge-offs of $1.9 million. At December 31, 2014, the cumulative fair value of nine impaired loans with individual allowance allocations totaled $3.9 million, net of valuation allowances of $5.6 million, and the fair value of impaired collateral dependent loans that were partially charged off during 2014 totaled $5.3 million at December 31, 2014, net of charge-offs of $2.4 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At June 30, 2015, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $170,000, which was net of a valuation allowance of $80,000. At December 31, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired collateral dependent loans with specific allocations	$6,131	$—	$—	$6,131
Impaired collateral dependent loans net of partial charge-offs	1,816	—	—	1,816
Foreclosed assets	170	—	—	170
Total	$8,117	$—	$—	$8,117

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired collateral dependent loans with specific allocations	$3,882	$—	$—	$3,882
Impaired collateral dependent loans net of partial charge-offs	5,263	—	—	5,263
Total	$9,145	$—	$—	$9,145

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the six months ended June 30, 2015.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at June 30, 2015 and December 31, 2014:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. Loans held for sale at June 30, 2015 and December 31, 2014 did not have any write-downs to fair value and were carried at cost.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at June 30, 2015 and December 31, 2014.

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

The estimated fair values of the Company's financial instruments were as follows:

Fair Value Measurements at June 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$57,678	$57,678	$57,678	$—	$—
Securities	765,232	760,521	—	760,521	—
Loans, held for sale	5,610	5,662	—	—	5,662
Loans receivable, net	2,044,570	2,050,938	—	—	2,050,938
Restricted investments in bank stock	17,793	17,793	—	—	17,793
Accrued interest receivable	7,148	7,148	7,148	—	—
Financial liabilities:
Deposits	$2,368,688	$2,371,438	$—	$—	$2,371,438
Short-term borrowings	322,675	322,675	322,675	—	—
Long-term debt	25,000	24,747	—	—	24,747
Accrued interest payable	334	334	334	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$42,832	$42,832	$42,832	$—	$—
Securities	853,032	847,961	—	847,961	—
Loans, held for sale	4,996	5,037	—	—	5,037
Loans receivable, net	1,973,536	1,980,846	—	—	1,980,846
Restricted investments in bank stock	15,223	15,223	—	—	15,223
Accrued interest receivable	7,349	7,349	7,349	—	—
Financial liabilities:
Deposits	$2,380,672	$2,383,085	$—	$—	$2,383,085
Short-term borrowings	333,475	333,475	333,475	—	—
Accrued interest payable	325	325	325	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 9.	Income Taxes

The tax provision for federal income taxes was $2.3 million for both the second quarter of 2015 and for the second quarter of 2014. The effective tax rate was 35% for the quarter ended June 30, 2015 compared to 31% for the quarter ended June 30, 2014.

The effective tax rate increased in the second quarter of 2015 primarily due to the accelerated full vesting of all outstanding employee stock options in June 2015, which resulted in $1.4 million of stock-based compensation expense, $823,000 of which is not deductible for federal income tax purposes.

The tax provision for federal income taxes was $4.8 million for the first six months of 2015, compared to $4.1 million for the same period in 2014. The effective tax rates were 33% and 29% for the first six months ended June 30, 2015 and June 30, 2014, respectively. The effective tax rate increased in the first six months of 2015 primarily due to the immediate vesting of options during the second quarter of 2015 mentioned above.

NOTE 10.	Long-term Debt

During the six months ended June 30, 2015, the Company borrowed a total of $25.0 million from FHLB long-term fixed-rate advances, composed of three separate advances that are presented in the table that follows.

Amount	Interest Rate	Maturity Date
$10,000,000	1.11%	January 12, 2018
$10,000,000	1.39%	January 15, 2019
$5,000,000	1.62%	January 15, 2020

Interest is payable quarterly on all long-term advances.

NOTE 11.	Stockholders' Equity

Shareholder Protection Rights Agreement (Rights Agreement)

On February 17, 2015, the board of directors adopted a Rights Agreement and declared a dividend of one Right on each outstanding share of the Company’s common stock. The record date to determine shareholders entitled to receive the Rights was February 27, 2015. The Rights Agreement originally had an expiration date of February 17, 2016.  On May 15, 2015, the Company announced the Rights Agreement had been amended to change the expiration date to May 15, 2015, at which time the Rights expired and the Rights Agreement terminated.

NOTE 12.	Subsequent Events

On August 4, 2015, Metro entered into an Agreement and Plan of Merger (the Merger Agreement) with FNB. Subject to the terms and conditions set forth in the Merger Agreement, Metro will merge with and into FNB (the Merger), with FNB surviving the Merger, and, at the effective time of the Merger, each outstanding share of common stock, par value $1.00 per share, of Metro (other than certain shares held by Metro, FNB or their subsidiaries) will be converted into the right to receive 2.373 shares, par value $0.01 per share, of FNB common stock, with cash payable in lieu of fractional shares.

Consummation of the Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by both Metro's and FNB's shareholders. The merger is expected to be completed during the first quarter of 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of June 30, 2015 compared to December 31, 2014 and in some instances June 30, 2014 and statements of income for the three and six months ended June 30, 2015 compared to the same periods in 2014. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved. You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the inability to complete the Merger, including obtaining regulatory approvals, in a timely manner or at all;

•	the possibility that any of the anticipated benefits of the proposed Merger will not be realized;

•	the effect of the announcement of the Merger on Metro’s, FNB’s or the combined company’s respective business relationships, operating results and business generally;

•	diversion of management’s attention from ongoing business operations and opportunities;

•	difficulties and delays in integrating Metro's businesses with those of FNB;

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
Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these factors or any of our forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-

looking statements, whether written or oral, that may be made from time to time by or on behalf of us except as required by applicable law.

EXECUTIVE SUMMARY

For the three and six months ended June 30, 2015, Metro continued to strengthen its balance sheet with solid year over year loan and deposit growth. While the Company's net income for the quarter was impacted by the acceleration of certain one-time expenses, our revenue growth continued to increase and we continued to focus on core noninterest expense management.

As part of our basic commitment to enhancing shareholder returns, Metro's board of directors declared a third quarter cash dividend of $0.07 per common share on July 24, 2015, payable on August 26, 2015 to shareholders of record on August 7, 2015.

Subsequent to the end of the second quarter, on August 4, 2015, Metro entered into an Agreement and Plan of Merger (the Merger Agreement) with F.N.B. Corporation (FNB). Subject to the terms and conditions set forth in the Merger Agreement, Metro will merge with and into FNB (the Merger), with FNB surviving the Merger, and, at the effective time of the Merger, each outstanding share of common stock, par value $1.00 per share, of Metro (other than certain shares held by Metro, FNB or their subsidiaries) will be converted into the right to receive 2.373 shares, par value $0.01 per share, of FNB common stock, with cash payable in lieu of fractional shares.

Income statement and balance sheet highlights for the three and six months ended June 30, 2015 are detailed below.

Income Statement Highlights:

•
The Company recorded net income of $4.2 million, or $0.29 per diluted common share, for the second quarter of 2015 compared to net income of $5.1 million, or $0.35 per diluted common share, for the same period one year ago; a $904,000, or 18%, decrease. Exclusive of net gains on the sale of securities and certain nonrecurring expenses, adjusted net income was $5.7 million*, or $0.40 per diluted common share*, for the second quarter of 2015 compared to $5.1 million, or $0.35 per diluted common share, for the same period one year ago. Net income for the first six months of 2015 totaled $9.9 million, or $0.68 per diluted common share; down $126,000, or 1%, from $10.0 million, or $0.70 per diluted common share recorded for the first half of 2014. Adjusted net income for the first six months of 2015 totaled $11.7 million*, or $0.80 per diluted common share*, compared to $10.0 million, or $0.70 per diluted common share, recorded for the first half of 2014.

•
Net income for the second quarter of 2015 was negatively impacted by several nonrecurring noncash expenses, including (1) $1.4 million of stock-based compensation expense due to the immediate vesting of all outstanding employee stock options triggered by a provision in the Company's Employee Stock Option and Restricted Stock Plan, (2) a $499,000 write-off of pre-construction costs related to a terminated land lease agreement for a planned future store, and (3) $462,000 of accelerated depreciation expense due to closing two stores. These expenses were partially offset by $444,000 net gains on sales of securities during the second quarter of 2015.

•
Total revenues (net interest income plus noninterest income) for the second quarter of 2015 were $34.0 million, up $2.5 million, or 8%, over total revenues of $31.5 million for the same quarter one year ago. Total revenues for the first half of 2015 increased $5.7 million, or 9%, over the first half of 2014.

•
Return on average stockholders' equity (ROE) was 6.21% for the second quarter of 2015, compared to 8.30% for the same period last year. Exclusive of net gains on sales of securities and certain nonrecurring expenses, adjusted ROE was 8.52%* for the second quarter of 2015 compared to 8.30% for the same period last year. ROE for the first six months of 2015 was 7.41%, compared to 8.36% for the first half of 2014. Adjusted ROE for the first half of 2015 was 8.73%* compared to 8.35% for the first six months of 2014.

•
The Company's net interest margin on a fully-taxable basis for the second quarter of 2015 was 3.66%, compared to 3.59% for the second quarter of 2014. The Company's deposit cost of funds for the second quarter of 2015 was 0.26%, the same as the second quarter one year ago.

* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

•
The provision for loan losses totaled $2.6 million for the second quarter of 2015, compared to $1.1 million for the second quarter one year ago. The provision for loan losses for the first half of 2015 increased $2.1 million, or 105%, over the first half of 2014.

•
Noninterest expenses for the second quarter of 2015 were $25.0 million, up $1.9 million, or 8%, over the same quarter last year. Total noninterest expenses for the first six months of 2015 were up $3.0 million, or 7%, compared to the first six months of 2014. The increase for both the second quarter and the first half of 2015 are primarily related to the three nonrecurring events previously mentioned in addition to the Company reserving $1.0 million of loan expense in the first quarter of 2015 related to the possibility that the Company may be required to fully perform under one specific unsecured standby letter of credit.

•
The efficiency ratio was 73.4% for the second quarter of 2015 compared to 73.1% for the second quarter one year ago. Exclusive of net gains on sales of securities and certain nonrecurring expenses, the adjusted efficiency ratio was 67.3%* for the second quarter of 2015 compared to 73.1% for the same period last year. The efficiency ratio for the first six months of 2015 was 72.2% compared to 74.0% for the first half of 2014. The adjusted efficiency ratio for the first half of 2015 was 68.7%* compared to 74.0% for the first six months of 2014.

Balance Sheet Highlights:

•	Loan growth continues to be strong as net loans grew to $2.04 billion and were up $217.0 million, or 12%, over the second quarter 2014.

•	Nonperforming assets were 1.39% of total assets at June 30, 2015, compared to 1.42% of total assets one year ago.

•
Total deposits at June 30, 2015 were $2.37 billion, up $181.7 million, or 8%, compared to same time last year. Total core deposits grew $152.1 million, or 7%, over the past twelve months and totaled $2.19 billion at June 30, 2015.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 9.20%, a common equity tier 1 (CET1) capital ratio of 11.82% and a total risk-based capital ratio of 13.02%.

•
Stockholders' equity totaled $267.0 million, or 9% of total assets, at the end of the second quarter 2015, up $18.2 million, or 7%, over the past twelve months. At June 30, 2015, the Company's book value per share was $18.98, up $1.53, or 9%, per common share over June 30, 2014. The market price of Metro's common stock increased by 13% from $23.12 per common share at June 30, 2014 to $26.14 per common share at June 30, 2015.

Financial highlights are summarized below:
TABLE 1

	At or for the three months ended June 30,			For the six months ended June 30,
(dollars in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Total assets	$3,001,357	$2,868,928	5%
Total loans (net)	2,044,570	1,827,544	12
Total deposits	2,368,688	2,186,980	8
Total stockholders' equity	266,981	248,770	7
Total revenues	$34,003	$31,490	8%	$67,629	$61,903	9%
Provision for loan losses	2,600	1,100	136	4,100	2,000	105
Total noninterest expenses	24,954	23,021	8	48,831	45,803	7
Net income	4,177	5,081	(18)	9,899	10,025	(1)
Adjusted net income*	5,726	5,081	13	11,658	10,018	16
Diluted net income per common share	$0.29	$0.35	(17)	$0.68	$0.70	(3)
Adjusted diluted net income per common share*	0.40	0.35	14	0.80	0.70	14
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our consolidated financial statements are prepared in conformity with GAAP. These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2015, which were unchanged from the policies disclosed in Metro’s 2014 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At June 30, 2015, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Total revenues were $34.0 million for the second quarter of 2015, up $2.5 million, or 8%, over total revenues of $31.5 million for the second quarter in 2014.

For the first six months of 2015, total revenues were $67.6 million, a $5.7 million, or 9% increase over the first half of 2014.

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

Table 2 below sets forth balance sheet items on a daily average basis and presents the daily average interest rates earned on assets and the daily average interest rates paid on liabilities. Nonaccrual loans have been included in the average loan balances. Securities include securities available for sale, securities held to maturity and restricted investments in bank stock. Securities available for sale are carried at amortized cost for purposes of calculating the average rate received on taxable securities. Yields on tax-exempt securities and loans are computed on a tax-equivalent basis, assuming a 35% tax rate.

TABLE 2

	Three months ended June 30,						Six months ended June 30,
	2015			2014			2015			2014
(dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Investment securities:
Taxable	$738,552	$4,362	2.36%	$858,174	$5,018	2.34%	$775,909	$9,707	2.50%	$867,161	$10,064	2.32%
Tax-exempt	39,692	370	3.73	30,941	293	3.79	39,691	740	3.73	30,934	586	3.79
Total securities	778,244	4,732	2.43	889,115	5,311	2.39	815,600	10,447	2.56	898,095	10,650	2.37
Total loans	2,048,652	23,171	4.49	1,830,846	21,222	4.60	2,035,009	45,895	4.50	1,803,564	41,756	4.62
Total interest-earning assets	2,826,896	$27,903	3.92%	2,719,961	$26,533	3.88%	2,850,609	$56,342	3.94%	2,701,659	$52,406	3.87%
Allowance for loan losses	(25,920)			(24,533)			(25,665)			(24,154)
Other noninterest-earning assets	158,235			138,188			156,662			137,138
Total assets	$2,959,211			$2,833,616			$2,981,606			$2,814,643
Liabilities and Stockholders' Equity
Interest-bearing deposits:
Regular savings	$543,196	$372	0.27%	$464,780	$319	0.28%	$538,308	$736	0.28%	$462,564	$654	0.29%
Interest checking and money market	1,019,471	667	0.26	950,215	642	0.27	1,024,753	1,344	0.26	967,239	1,300	0.27
Time deposits	132,235	365	1.11	124,209	318	1.03	130,463	720	1.11	125,325	647	1.04
Public time and other noncore deposits	178,360	156	0.35	152,421	122	0.32	177,374	307	0.35	151,382	234	0.31
Total interest-bearing deposits	1,873,262	1,560	0.33	1,691,625	1,401	0.33	1,870,898	3,107	0.33	1,706,510	2,835	0.34
Short-term borrowings	238,083	195	0.32	387,611	278	0.28	276,783	434	0.31	372,168	509	0.27
Long-term debt	25,000	83	1.32	15,800	307	7.77	23,066	153	1.32	15,800	614	7.77
Total interest-bearing liabilities	2,136,345	$1,838	0.34%	2,095,036	$1,986	0.38%	2,170,747	$3,694	0.34%	2,094,478	$3,958	0.38%
Demand deposits (noninterest-bearing)	532,252			476,605			520,760			461,452
Other liabilities	20,903			16,325			20,670			16,786
Total liabilities	2,689,500			2,587,966			2,712,177			2,572,716
Stockholders' equity	269,711			245,650			269,429			241,927
Total liabilities and stockholders' equity	$2,959,211			$2,833,616			$2,981,606			$2,814,643
Net interest income and margin on a tax-equivalent basis		$26,065	3.66%		$24,547	3.59%		$52,648	3.68%		$48,448	3.58%
Tax-exempt adjustment		496			552			1,018			1,118
Net interest income and margin		$25,569	3.59%		$23,995	3.50%		$51,630	3.61%		$47,330	3.49%

A summary of net interest income on a tax-equivalent basis, net interest margin on a fully tax-equivalent basis and net interest rate spread is presented in Table 3 below:

TABLE 3

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income on tax-equivalent basis	$27,903	$26,533	$1,370	5%	$56,342	$52,406	$3,936	8%
Interest expense	1,838	1,986	(148)	(7)%	3,694	3,958	(264)	(7)%
Net interest income on a tax-equivalent basis	$26,065	$24,547	$1,518	6%	$52,648	$48,448	$4,200	9%
Net interest margin fully tax-equivalent	3.66%	3.59%			3.68%	3.58%
Net interest rate spread	3.58%	3.50%			3.60%	3.49%

Table 4 demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances and tax-exempt loans and securities are reported on a fully-taxable equivalent basis.

TABLE 4

	Three months ended			Six months ended
	Increase (Decrease)			Increase (Decrease)
June 30, 2015 versus 2014	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$(665)	$9	$(656)	$(982)	$625	$(357)
Tax-exempt	80	(3)	77	159	(5)	154
Interest on loans	2,468	(519)	1,949	5,199	(1,060)	4,139
Total interest income	1,883	(513)	1,370	4,376	(440)	3,936
Interest on deposits:
Regular savings	51	2	53	105	(23)	82
Interest checking and money market	26	(1)	25	44	—	44
Time deposits	72	(25)	47	128	(55)	73
Public funds time and other noncore deposits	26	8	34	51	22	73
Short-term borrowings	(107)	24	(83)	(130)	55	(75)
Long-term debt	(112)	(112)	(224)	(231)	(230)	(461)
Total interest expense	(44)	(104)	(148)	(33)	(231)	(264)
Net increase	$1,927	$(409)	$1,518	$4,409	$(209)	$4,200

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Second Quarter 2015 compared to Second Quarter 2014

Net interest income on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) increased $1.5 million, or 6%, to $26.1 million for the second quarter of 2015 compared to $24.5 million for the second quarter 2014. The increase in net interest income was driven primarily by a higher level of average loans receivable, partially offset by a lower weighted-average yield earned on the loan portfolio in the second quarter of 2015 compared the same period of 2014. The slight decrease in the yield earned on loans receivable in the second quarter of 2015 was the result of the sustained low interest rate environment as legacy loans originated in prior years with higher interest rates continued to pay down and thus make up a smaller portion of total loans receivable.

Interest income on a tax-equivalent basis for the second quarter 2015 totaled $27.9 million, an increase of $1.4 million, or 5%, over the same period in 2014. This increase was primarily related to the above-mentioned increase in the level of average loans receivable partially offset by lower yields earned on the overall loan portfolio.

During the second quarter of 2015, average interest-earning assets were $2.83 billion, an increase of $106.9 million, or 4%, over the second quarter of 2014. This was the result of an increase in the average balance of loans receivable (including loans held for sale) of $217.8 million, or 12%, partially offset by a decrease in the average balance of investment securities of $110.9 million, or 12%. This investment balance decrease was a component of the Company’s strategic management of its interest rate risk position, as securities with embedded average life and duration extension risk were sold. The cash flows from these sales and periodic principal repayments of other fixed-rate investments were intentionally not fully reinvested to better align the portfolio for a rising interest rate environment and consequently realizing gains on the sale of securities.

The tax-equivalent yield on total interest-earning assets increased by 4 basis points (bps), from 3.88% in the second quarter of 2014 to 3.92% in 2015. This yield increase reflected a more favorable composition of earning assets; loans represented 72% of earning assets in the second quarter of 2015 versus 67% of earning assets in the second quarter of 2014. Floating rate loans represented approximately 48% of our total loans receivable portfolio at June 30, 2015 and 45% of total loans receivable at June 30, 2014. The interest rates charged on the majority of these floating-rate loans are based on either the prime lending rate or London Interbank Offered Rate (LIBOR) and are currently lower than the interest rates associated with the fixed rate loans in our portfolio. As loans which we originated in prior years with higher fixed interest rates continued to amortize and/or mature throughout the second quarter of 2015, we reinvested these cash flows in new loan originations at lower yields given the current continued low interest rate environment. This has reduced our loan yields and somewhat constrained our growth in interest income, even though our average earning assets grew 4% in the second quarter of 2015 over the second quarter of 2014. Despite expectations that the Federal Reserve will likely raise interest rates in 2015, we expect this trend of decreasing yields on our interest-earning asset portfolio could continue further in 2015, due to lower replacement yields on new loans continuing to be lower than the interest rates of legacy loans originated in the higher interest rate environment of prior years. See the Interest Rate Sensitivity section later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Interest expense for the second quarter of 2015 decreased $148,000, or 7%, from $2.0 million in the second quarter of 2014 to $1.8 million in the second quarter of 2015. This decrease partially resulted from a reduction in interest expense related to long-term debt due to the September 2014 call and retirement by the Company of $15.0 million Trust Capital Securities at par with an interest rate of 7.75%, offset by $25.0 million of new Federal Home Loan Bank (FHLB) long-term borrowings. Interest expense was further reduced by a $149.5 million decrease in the average balance of short-term borrowings. Partially offsetting the effects of these reductions were growth in the average level of interest-bearing deposits of $181.6 million, or 11%, as well as an increase in the average rate paid on short-term borrowings to 0.32% in the second quarter of 2015 compared to 0.28% in the second quarter of 2014. The average rate paid on interest-bearing deposits in the second quarters of both 2015 and 2014 was 0.33%.

The $237.3 million increase in average total deposits was the primary source of funding for the $106.9 million growth in average interest-earning assets as well as the reduction in the level of short-term borrowings. The average balance of interest-bearing deposits increased $181.6 million over the past twelve months and the average balance of noninterest-bearing demand deposits increased $55.6 million.  The average balance of long-term debt increased $9.2 million, while average short-term borrowings decreased $149.5 million.

Our average deposit cost of funds remained the same at 0.26% in both the second quarters of 2015 and 2014. At June 30, 2015, $520.5 million, or 22%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are generally tied to an internally managed index rate. If short-term market interest rates increase, the deposit cost of funds will increase according to the increase in the respective index to which their interest rates are tied.

Average short-term borrowings decreased by $149.5 million, or 39%, from $387.6 million in the second quarter of 2014 compared to $238.1 million in the second quarter of 2015. This decrease was primarily the result of deposit growth exceeding the growth of interest-earning assets, thus enabling the repayment of short-term borrowings. The average cost of this nondeposit funding source increased to 0.32% in 2015 from 0.28% in the second quarter of 2014, due to higher average rates on short-term FHLB advances. The average outstanding balance of long-term debt increased from $15.8 million in the second quarter of 2014 to $25.0 million in the second quarter of 2015 as a result of the aforementioned $25.0 million of FHLB long-term advances which fixed a portion of borrowing costs in the face of potential future rising interest rates as part of the Company’s interest rate risk management strategy, offset by the previously mentioned retirement of $15.0 million of Trust Capital Securities. See Note 10 of Notes to Consolidated Financial Statements for the period ended June 30, 2015 included herein for further discussion regarding long-term debt. The aggregate average cost of all interest-bearing funding sources for the Company was 0.34% in the second quarter of 2015, compared to 0.38% in the second quarter of 2014.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Net interest income on a fully tax-equivalent basis increased $4.2 million, or 9%, to $52.6 million for the first six months of 2015 over $48.4 million in the first half of 2014. The increase in net interest income was driven primarily by a higher level of average loans receivable, partially offset by a lower weighted-average yield earned on the loan portfolio in 2015 compared to 2014. The impact of the lower overall loan yields on the Company’s net interest income in the first six months of 2015 was partially offset by continued efforts to manage down the Company’s cost of funds through the call and retirement of $15.0 million Trust Capital Securities at par with an interest rate of 7.75% in September 2014.

Interest income on a tax-equivalent basis for the first six months of 2015 totaled $56.3 million, an increase of $3.9 million, or 8%, over the first half of 2014. This increase was related to the above-mentioned increase in the level of average loans receivable partially offset by lower yields earned on the overall loan portfolio due to the sustained low interest rate environment throughout 2015.

During the first six months of 2015, average interest-earning assets were $2.85 billion, an increase of $149.0 million, or 6%, over the comparable period in 2014. This was the result of an increase in the average balance of loans receivable (including loans held for sale) of $231.4 million, or 13%, partially offset by a decrease in the average balance of investment securities of $82.5 million, or 9%.

The tax-equivalent yield on total interest-earning assets increased by 7 bps, from 3.87% in the first half of 2014 to 3.94% in the first six months of 2015. This increase primarily resulted from a more favorable composition of interest-earning assets due to the previously mentioned loan balance increase and investment balance decrease. A $555,000 special FHLB dividend paid in February 2015 also contributed to the earning asset yield increase. It is important to note that the special dividend from FHLB is unlikely to occur in the future at such high levels.

Interest expense for the first six months of 2015 decreased $264,000, or 7%, from $4.0 million in the first six months of 2014 to $3.7 million in the first six months of 2015. The average rate paid on interest-bearing deposits in the first six months of 2015 was 0.33%, 1 basis point (bp) less than in the comparable period of 2014, while the average rate paid on short-term borrowings increased in the first six months of 2015 to 0.31% from 0.27% in the first half of 2014. Interest expense related to long-term debt decreased by $461,000 compared to the first half of 2014 as a result of the September 2014 call and retirement by the Company of $15.0 million Trust Capital Securities at par with an interest rate of 7.75%, partially offset by the purchase of $25.0 million of FHLB long-term debt in the first quarter of 2015 with an average rate of 1.32%.

The $223.7 million increase in average total deposits was the primary source of funding for the $149.0 million growth in average interest-earning assets as well as pay downs of short-term borrowings. The average balance of interest-bearing deposits increased $164.4 million, or 10%, over the past twelve months and the average balance of noninterest-bearing demand deposits increased $59.3 million, or 13%.

Our average deposit cost of funds remained the same rate at 0.26% in the first half of 2014 and for the first six months of 2015. Average short-term borrowings decreased by $95.4 million, or 26%, from $372.2 million in the first half of 2014 compared to $276.8 million in the first half of 2015. The average cost of this nondeposit funding source increased to 0.31% in 2015 from 0.27% in 2014, due to higher average rates on short-term FHLB advances. The average outstanding balance of long-term debt increased from $15.8 million in the first half of 2014 to $23.1 million in the first six months of 2015. See Note 10 of Notes to Consolidated Financial Statements for the period ended June 30, 2015 included herein for further discussion regarding long-term debt. The aggregate average cost of all interest-bearing funding sources for the Company was 0.34% in the first six months of 2015, compared to 0.38% in the comparable period of 2014.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses when determining the allowance for loans that are evaluated collectively. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate historical loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year historical loss period in the second quarter of 2015 in determining the adequacy of the ALL. Management believes that the provision for loan losses for the six months ended June 30, 2015 adequately supports the allowance balance at June 30, 2015.

The following table presents the allowance for loan losses and nonperforming loan balances along with related ratios:

TABLE 5

	As of	As of	As of
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Allowance for loan losses	$25,871	$24,998	$24,271
Allowance as a percentage of total period-end loans	1.25%	1.25%	1.31%
Total nonperforming loans	$35,828	$35,411	$36,668
Nonperforming loans to total loans	1.73%	1.77%	1.98%

The following table presents information regarding the provision for loan losses and net loan charge-offs:

TABLE 6

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Provision for loan losses	$2,600	$1,100	$4,100	$2,000
Net loan charge-offs	(2,484)	(763)	(3,227)	(839)

See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this Management's Discussion and Analysis for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

TABLE 7

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Card income	$4,115	$3,990	$125	3%	$8,000	$7,815	$185	2%
Service charges on deposit accounts	2,156	2,233	(77)	(3)	4,193	4,269	(76)	(2)
Other noninterest income	1,245	1,134	111	10	2,445	2,204	241	11
Net gains on sales of loans	474	138	336	243	945	274	671	245
Net gains on sales of securities	444	—	444	—	416	11	405	3,682
Total noninterest income	$8,434	$7,495	$939	13%	$15,999	$14,573	$1,426	10%

Total noninterest income for the second quarter of 2015 increased by $939,000, or 13%, over the same period in 2014. Total noninterest income for the first six months of 2015 increased by $1.4 million, or 10%, over the same period last year. The increase in both periods of 2015 was primarily related to net gains on the sale of investments securities as well as higher levels of gains recognized on the sale of Small Business Administration (SBA) loans on the secondary market during 2015. Noninterest income is composed of card income, service charges on deposit accounts, other miscellaneous noninterest income, net gains on sales of loans, and net gains or losses on sales of securities.

Noninterest Expenses

TABLE 8

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$12,084	$11,055	$1,029	9%	$22,963	$22,482	$481	2%
Occupancy	2,619	2,104	515	24	5,141	4,579	562	12
Furniture and equipment	751	994	(243)	(24)	1,454	2,024	(570)	(28)
Advertising and marketing	398	376	22	6	762	769	(7)	(1)
Data processing	3,692	3,320	372	11	7,230	6,570	660	10
Regulatory assessments and related fees	556	584	(28)	(5)	1,123	1,153	(30)	(3)
Telephone	811	902	(91)	(10)	1,651	1,826	(175)	(10)
Loan expense	206	881	(675)	(77)	1,608	1,016	592	58
Foreclosed real estate	425	178	247	139	515	194	321	165
Professional services	591	301	290	96	1,459	602	857	142
State shares tax	536	546	(10)	(2)	1,098	1,086	12	1
Other	2,285	1,780	505	28	3,827	3,502	325	9
Total noninterest expenses	$24,954	$23,021	$1,933	8%	$48,831	$45,803	$3,028	7%

Second Quarter 2015 compared to Second Quarter 2014

Noninterest expenses increased by $1.9 million, or 8%, for the second quarter of 2015 compared to the same period in 2014. A detailed comparison of noninterest expenses for certain categories for the three months ended June 30, 2015 and June 30, 2014 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, increased by $1.0 million, or 9%, for the second quarter of 2015 compared to the second quarter of 2014. This increase was primarily a result of the immediate vesting of all outstanding options under the 2006 Employee Stock Option and Restricted Stock Plan which was triggered by a provision in the Plan associated with a change in the make up of the Company's board of directors during a specified period of time as delineated in the Plan. Metro recorded accelerated stock-based compensation expenses totaling $1.4 million during the second quarter of 2015. Partially offsetting this increase was a year-over-year decrease in the number of full-time equivalent employees due to improvements to the retail staffing model and a decrease in self-insured medical claims expense.

Occupancy expenses for the second quarter of 2015 increased $515,000, or 24%, compared to the second quarter of 2014. The increase was due to additional accelerated depreciation expense associated with the previously announced permanent closure of two of the Company's stores, both of which closed on June 30, 2015.

Furniture and equipment expenses totaled $751,000 for the second quarter of 2015, a decrease of $243,000, or 24%, from the second quarter of 2014. This decrease was due to certain furniture and equipment that became fully depreciated during 2014, resulting in less depreciation expense in the second quarter of 2015.

Data processing expenses for the second quarter of 2015 increased $372,000, or 11%, compared to the second quarter of 2014, primarily due to higher processing costs from third party service providers during the second quarter of 2015.

Loan expense totaled $206,000 for the second quarter of 2015, a decrease of $675,000, or 77%, from the second quarter of 2014. During the second quarter of 2014, the Company incurred $671,000 of loan expense related to one specific problem loan.

Foreclosed real estate expenses for the second quarter of 2015 increased $247,000, or 139%, compared to the second quarter of 2014. The increase was primarily due to higher taxes paid on foreclosed real estate properties during the second quarter of 2015.

Professional services totaled $591,000 for the second quarter of 2015, up $290,000, or 96%, over the second quarter of 2014, primarily due to higher levels of legal and advisory fees.

Total other noninterest expense increased $505,000, or 28%, for the second quarter of 2015, compared to the second quarter of 2014. The Company had previously entered into a land lease for the premises located at the corner of Airport Rd & Rt. 501 (Lititz

Pike), Manheim Township, Lancaster County, Pennsylvania, where the Company had planned to construct a full-service store. During the second quarter of 2015, the lease was terminated without penalty.  As a result, the Company wrote off $499,000 of accumulated costs associated with pre-construction activities.

The remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor fluctuations for the second quarter of 2015 compared to the second quarter of 2014.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

For the first six months of 2015, noninterest expenses increased $3.0 million, or 7%, compared to the first six months of 2014. A detail of noninterest expenses for certain categories is presented in the following paragraphs.

Salary expenses and employee benefits for the first six months of 2015 increased by $481,000, or 2%, compared to the first six months of 2014. This increase was primarily a result of the previously-discussed $1.4 million accelerated stock-based compensation expense recorded during the second quarter of 2015, as well as regular employee merit increases, which were partially offset by a decrease in full-time equivalent employees and a lower level of costs associated with employee health care plans.

Occupancy expense for the first half of 2015 was $5.1 million, an increase of $562,000, or 12%, compared to the first six months of 2014. As a result of announcing the closure of two stores effective June 30, 2015, the Company accelerated the remaining depreciation on certain assets at these locations during the first and second quarters of 2015.

Furniture and equipment expenses totaled $1.5 million for the first half of 2015, a decrease of $570,000, or 28%, from the first six months of 2014. This decrease was due to certain furniture and equipment that became fully depreciated during 2014, resulting in less depreciation expense in the first six months of 2015.

Data processing for the first six months of 2015 increased by $660,000, or 10%, compared to the first six months of 2014, primarily due to higher processing costs from third party service providers during the first half of 2015.

Loan expense totaled $1.6 million for the first six months of 2015, an increase of $592,000, or 58%, compared to the same period in 2014 due in large part to the Company reserving $1.0 million of loan expense during the first quarter of 2015 related to the possibility that the Company may be required to fully perform under one specific unsecured standby letter of credit. The increase was partially offset by a lower level of expense related to problem loans in the second quarter of 2015 compared to the same period in 2014.

Foreclosed real estate expenses for the first six months of 2015 increased $321,000, or 165%, compared to the first six months of 2014. The increase was due to net losses on the sales of foreclosed real estate properties, higher taxes paid on such properties, as well as a write down on one property during the second quarter of 2015.

Professional services totaled $1.5 million for the first half of 2015, up $857,000, or 142%, over the first six months of 2014, primarily due to higher levels of legal and advisory fees, primarily associated with shareholder relations matters.

Total other noninterest expense increased $325,000, or 9%, for the first half of 2015, compared to the first half of 2014, primarily due to the previously-mentioned $499,000 write-off of accumulated costs associated with a lease termination. This write-off was partially offset by reductions in certain other noninterest expense items for the six months ended June 30, 2015 compared to 2014.

Each of the remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor increases or decreases for the first six months of 2015 compared to the same period in 2014.

TABLE 9

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net noninterest expenses to average assets	2.24%	2.20%	2.22%	2.24%
Operating efficiency ratio	73.39%	73.11%	72.20%	73.99%
Adjusted operating efficiency ratio*	67.25%	73.11%	68.67%	74.00%
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

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

During the three and six month periods ended June 30, 2015, these ratios were negatively impacted by several large nonrecurring, noncash charges within other noninterest expenses, in spite of increases to net interest income and noninterest income compared to the same periods in 2014.

Provision for Federal Income Taxes

The following table presents information regarding the provision for federal income taxes and the effective and statutory tax rates:

TABLE 10

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for federal income taxes	$2,272	$2,288	$4,799	$4,075
Effective tax rate	35%	31%	33%	29%
Statutory tax rate	35%	35%	35%	35%

Compared to the same periods in 2014, the increases in the effective tax rate for the three and six months ended June 30, 2015 were primarily due to the the accelerated full vesting of all outstanding employee stock options in June 2015, which resulted in $1.4 million of stock-based compensation expense, $823,000 of which is not deductible for federal income tax purposes.

Net Income and Net Income per Common Share

The major categories of the income statement and their respective impact to the increase in net income is presented below:

TABLE 11

	For the three months ended June 30,				For the six months ended June 30,
(in thousands, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$25,569	$23,995	$1,574	7%	$51,630	$47,330	$4,300	9%
Provision for loan losses	2,600	1,100	1,500	136	4,100	2,000	2,100	105
Noninterest income	8,434	7,495	939	13	15,999	14,573	1,426	10
Noninterest expenses	24,954	23,021	1,933	8	48,831	45,803	3,028	7
Provision for income taxes	2,272	2,288	(16)	(1)	4,799	4,075	724	18
Net income	$4,177	$5,081	$(904)	(18)%	$9,899	$10,025	$(126)	(1)%
Net Income per Common Share
Basic	$0.29	$0.36	$(0.07)	(19)%	$0.70	$0.70	$—	—%
Diluted	0.29	0.35	(0.06)	(17)	0.68	0.70	(0.02)	(3)

Return on Average Assets and Average Stockholders' Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Return on average stockholders' equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. ROE for the second quarter and first six months of 2015 was negatively impacted by the previously discussed nonrecurring expenses recorded during the second quarter of 2015.The annualized ratios for ROA and ROE are presented in the following table:

TABLE 12

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Return on average assets	0.57%	0.72%	0.67%	0.72%
Adjusted return on average assets*	0.78	0.72	0.79	0.72
Return on average stockholders' equity	6.21	8.30	7.41	8.36
Adjusted return on average stockholders' equity*	8.52	8.30	8.73	8.35
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

FINANCIAL CONDITION

Securities

An analysis of the Company's securities portfolio for the six months ended and as of June 30, 2015 is presented in the following table:

TABLE 13

(dollars in thousands)	Available for Sale	Held to Maturity	Total
Securities portfolio as of December 31, 2014	$528,038	$324,994	$853,032
Purchases	—	52,105	52,105
Sales	(71,388)	(1,310)	(72,698)
Principal repayments	(39,096)	(25,395)	(64,491)
Net discount accretion (premium amortization)	(130)	92	(38)
Unrealized gains (losses)	(2,678)	—	(2,678)
Securities portfolio as of June 30, 2015	$414,746	$350,486	$765,232
As of June 30, 2015:
Duration (in years)	4.8	5.4	5.1
Average life (in years)	5.4	6.3	5.8
Quarterly average yield (annualized)	2.28%	2.50%	2.37%

The Company maintains a securities portfolio in order to provide liquidity, to manage interest rate risk and to use as collateral on certain deposits and borrowings. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) increased by $1.7 million from an unrealized loss of $3.9 million at December 31, 2014 to an unrealized loss of $5.6 million at June 30, 2015 as the general level of market interest rates increased during the first six months of June 30, 2015, thus decreasing the overall fair market value of AFS portfolio. During the first six months of 2015, one security with a carrying value of $1.3 million was sold from the held to maturity (HTM) portfolio for $1.4 million; the security was an amortizing security that returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio.

See Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended June 30, 2015, included herein, for further analysis regarding the Company's securities portfolio.

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

During the first six months of 2015, total gross loans receivable increased by $71.9 million and net loans receivable increased $71.0 million.

The following table reflects the composition of the Company's loan portfolio:

TABLE 14

(dollars in thousands)	June 30, 2015	% of Total	December 31, 2014	% of Total	$ Change	% Change
Commercial and industrial	$591,860	28%	$525,127	26%	$66,733	13%
Commercial tax-exempt	58,319	3	71,151	4	(12,832)	(18)
Owner occupied real estate	313,377	15	332,070	17	(18,693)	(6)
Commercial construction and land development	136,354	7	138,064	7	(1,710)	(1)
Commercial real estate	625,344	30	594,276	29	31,068	5
Residential	122,838	6	110,951	6	11,887	11
Consumer	222,349	11	226,895	11	(4,546)	(2)
Gross loans receivable	$2,070,441	100%	$1,998,534	100%	$71,907	4%
Less: ALL	25,871		24,998		873	3
Net loans receivable	$2,044,570		$1,973,536		$71,034	4%
Gross loans receivable as a percentage of total deposits	87%		84%
Gross loans receivable as a percentage of total assets	69%		67%

The Company had 155 new commercial and industrial loans outstanding at June 30, 2015 compared to December 31, 2014.  Of the $66.7 million increase in commercial and industrial loans outstanding, approximately $35.0 million came from middle market lending.  The new outstanding lines and loans range from $1,000 to approximately $15.0 million.

During the second quarter 2015, the Company elected to no longer originate residential mortgages due to the increasing complexity and heightened regulations within the residential mortgage industry.

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

The table that follows presents information regarding nonperforming assets. Nonaccruing and accruing TDRs are broken out at the bottom portion of the table. Additionally, relevant asset quality ratios are presented.

TABLE 15

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$11,985	$12,375	$11,634	$7,974	$4,291
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	7,720	6,210	7,416	6,954	6,401
Commercial construction and land development	3,226	3,241	3,228	3,254	9,028
Commercial real estate	6,384	6,362	5,824	6,407	5,793
Residential	5,336	4,971	4,987	6,157	6,341
Consumer	1,177	1,573	1,877	2,421	2,479
Total nonaccrual loans	35,828	34,732	34,966	33,167	34,333
Loans past due 90 days or more and still accruing	—	—	445	8	2,335
Total nonperforming loans	35,828	34,732	35,411	33,175	36,668
Foreclosed assets	5,981	7,937	7,681	7,162	4,020
Total nonperforming assets	$41,809	$42,669	$43,092	$40,337	$40,688
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$15,667	$16,272	$15,030	$12,495	$17,748
Accruing TDRs	10,653	10,627	10,712	10,791	11,309
Total TDRs	$26,320	$26,899	$25,742	$23,286	$29,057
Nonperforming loans to total loans	1.73%	1.73%	1.77%	1.73%	1.98%
Nonperforming assets to total assets	1.39%	1.43%	1.44%	1.36%	1.42%
Nonperforming loan coverage	72%	74%	71%	74%	66%
Nonperforming assets / capital and ALL	14%	14%	15%	15%	15%

The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2014 and June 30, 2015 are discussed in the paragraphs that follow.

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

Total nonaccrual loans increased by $862,000 in the first six months of 2015 to $35.8 million compared to $35.0 million at December 31, 2014.

The following table details the change in the total of nonaccrual loan balances:

TABLE 16

	Three months ended	Six months ended
(in thousands)	June 30, 2015
Nonaccrual loans at beginning of period	$34,732	$34,966
Additions	6,481	11,990
Principal charge-offs	(2,564)	(3,334)
Pay downs	(2,322)	(6,791)
Transfers to accruing status	(209)	(219)
Transfers to foreclosed assets	(290)	(784)
Nonaccrual loans at end of period	$35,828	$35,828

During the second quarter of 2015, the additions to nonaccrual status of $6.5 million consisted of 19 commercial loans ranging from $3,000 to approximately $1.3 million and thirteen consumer loans averaging $124,000 each of unpaid principal balances. The additions were partially offset by pay downs of $2.3 million along with charge-offs of $2.6 million and transfers to foreclosed real estate of $290,000, which resulted in a slight overall increase of nonaccrual loans during the second quarter. At June 30, 2015, nonaccrual commercial loans, which comprise 82% of total nonaccrual loans, were not concentrated in any particular industry or business. As reflected above, the portfolio is frequently changing with new additions, pay downs, transfers to accruing status, transfers to foreclosed real estate, and charge-offs when necessary.

The table that follows provides additional details of the components of certain nonaccrual commercial loan categories.

TABLE 17

	Nonaccrual Loans
(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Commercial and Industrial:
Number of loans	38	28	33	34	28
Number of loans greater than $1 million	4	5	4	2	1
Average outstanding balance of those loans:
Greater than $1 million	$1,816	$1,738	$1,811	$2,193	$1,079
Less than $1 million	$147	$173	$162	$121	$130
Owner Occupied Real Estate:
Number of loans	17	16	19	19	19
Number of loans greater than $1 million	3	2	2	1	1
Average outstanding balance of those loans:
Greater than $1 million	$1,266	$1,276	$1,289	$1,142	$1,317
Less than $1 million	$283	$264	$287	$325	$297
Commercial Real Estate:
Number of loans	26	27	24	26	27
Number of loans greater than $1 million	1	1	1	1	1
Average outstanding balance of those loans:
Greater than $1 million	$2,261	$2,261	$2,291	$2,291	$1,793
Less than $1 million	$168	$160	$157	$166	$155

Foreclosed Assets
The following table details the change in the total of foreclosed asset balances:

TABLE 18

	Six months ended
	June 30, 2015
(dollars in thousands)	# of Loans	Carrying Value
Foreclosed assets at beginning of period	11	$7,681
Transfers in	14	784
Sales	(12)	(2,404)
Write-downs	n/a	(80)
Pay downs	n/a	—
Foreclosed assets at end of period	13	$5,981

The sales of 12 properties resulted in a net gain of $11,000 for the first six months of 2015.

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

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $47.2 million at June 30, 2015 with an aggregate specific allowance allocation of $4.8 million compared to impaired loans totaling $46.3 million at December 31, 2014 with a $5.6 million aggregate specific allowance allocation. The total specific allowance allocation was composed of six loan relationships at June 30, 2015 compared to seven loan relationships at December 31, 2014.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended June 30, 2015, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.

The past due portfolio, which consists of loans that are past due by 30 days or more, is constantly in various stages of collection efforts which include: restructures when appropriate, foreclosures or charge-off. The following table details the changes to the past due portfolio:
TABLE 19

Six months ended
(in thousands)	June 30, 2015
Past due loans at beginning of period	$34,628
Improved to current status	(12,921)
Balances paid off	(4,017)
Charged-off	(2,806)
Transferred to foreclosed real estate	(784)
Transfers from current to past due status	22,446
Partial payments and other	(1,063)
Past due loans at end of period	$35,483

Out of the $22.4 million of loans that became past due after December 31, 2014, $5.9 million were 30-59 days past due, $4.1 million were 60-89 days past due while the remainder, or $12.4 million, were 90 days past due or greater at June 30, 2015, with $14.4 million of past-due loans classified as nonaccrual.

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
The Company's ALL has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at June 30, 2015.
Each criticized or classified loan is reviewed to determine if impairment exists. Criticized or classified loans which were not deemed impaired are summarized in the following table; such loans are included in the general pool of loans to determine the adequacy of the ALL:

TABLE 20

(in thousands)	June 30, 2015	December 31, 2014
Special mention	$20,490	$26,137
Substandard accrual	23,070	27,484
Criticized or classified loans not deemed impaired	$43,560	$53,621

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
Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired. Nonaccrual loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists. Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. Of the $4.8 million of specific reserves at June 30, 2015, $4.2 million of specific reserves were previously included in the allowance as specific reserves at December 31, 2014.

Table 21 summarizes the transactions in the ALL.

TABLE 21

	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
(dollars in thousands)	2015	2014	2015	2014	2014
Balance at beginning of period	$25,755	$23,934	$24,998	$23,110	23,110
Provisions charged to operating expenses	2,600	1,100	4,100	2,000	6,750
Total recoveries of loans previously charged off	82	535	158	1,979	2,810
Total charged-off loans	(2,566)	(1,298)	(3,385)	(2,818)	(7,672)
Balance at end of period	$25,871	$24,271	$25,871	$24,271	$24,998
Net charge-offs to average loans outstanding	0.49%	0.17%	0.32%	0.09%	0.26%
ALL to period-end loans			1.25%	1.31%	1.25%
ALL to period-end nonperforming loans			72%	66%	71%

During the first six months of 2015, gross charge-offs were $3.4 million, of which $2.8 million, or 81%, were concentrated in seven loan relationships; recoveries totaled $158,000. During the six months ended June 30, 2014, gross charge-offs were $2.8 million, of which $2.1 million, or 75%, were concentrated in eight loan relationships; recoveries of amounts previously charged off totaled $2.0 million, of which $1.6 million, or 79%, were concentrated in four loan relationships.

See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

An analysis of the composition of the Company's deposits follows:

TABLE 22

(in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$569,663	$478,724	$90,939	19%
Interest checking and money market	1,068,801	1,131,637	(62,836)	(6)%
Savings	497,442	546,045	(48,603)	(9)%
Time	232,782	224,266	8,516	4%
Total	$2,368,688	$2,380,672	$(11,984)	(1)%

Deposits by type of customer was as follows:

TABLE 23

	June 30, 2015	December 31, 2014		% Change (non-annualized)
(in thousands)			$ Change
Consumer	$1,057,058	$1,016,724	$40,334	4%
Commercial	805,433	707,738	97,695	14
Government	325,890	484,449	(158,559)	(33)
Total core deposits	2,188,381	2,208,911	(20,530)	(1)
Noncore	180,307	171,761	8,546	5
Total deposits	$2,368,688	$2,380,672	$(11,984)	(1)%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At June 30, 2015, short-term borrowings totaled $322.7 million as compared to $333.5 million at December 31, 2014. The $10.8 million net repayment of short-term borrowings was primarily the result of refinancing $25.0 million of short-term borrowings with long-term fixed-rate debt, combined with proceeds from net sales of investment securities, partially offset by loan growth exceeding the change in deposits.

Long-Term Debt

At June 30, 2015, the Company had $25.0 million of long-term debt in the form of three different FHLB fixed-rate advances. In January 2015, the Company extended $25.0 million of its borrowing position into three to five year maturity term advances to fix a portion of borrowing costs in the face of potential future rising interest rates as part of the Company’s interest rate risk management strategy. The Company did not have any long term debt at December 31, 2014. See Note 10 of Notes to Consolidated Financial Statements for the period ended June 30, 2015 included herein for further discussion regarding long-term debt.

Stockholders' Equity

As of June 30, 2015, stockholders' equity increased $1.5 million, over December 31, 2014. During the first six months of 2015, the Company declared and paid cash dividends totaling $2.0 million as well as repurchased 288,900 shares of its common stock at a cost of $7.4 million as part of its previously announced stock buyback program which began late in the fourth quarter of 2014. Through June 30, 2015, a total of 301,200 shares were repurchased under this program at a cost of $7.7 million. As a result of Metro's announcement on August 4, 2015 to enter into an Agreement an Plan of Merger with F.N.B. Corporation, Metro has suspended its common stock share repurchase program. The issuance of 75,994 shares of common stock under stock option plans during the first six months of 2015 increased stockholders' equity by $1.0 million. A summary of the Company's stockholders' equity is presented in Table 24 and the Company's equity to asset ratios are presented in Table 25.

TABLE 24

(dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change
Preferred stock	$400	$400	$—	—%
Common stock	14,311	14,233	78	1
Surplus	163,248	160,588	2,660	2
Retained earnings	102,369	94,496	7,873	8
Accumulated other comprehensive loss	(5,616)	(3,875)	(1,741)	45
Treasury stock	(7,731)	(319)	(7,412)	2,324
Total stockholders' equity	$266,981	$265,523	$1,458	1%

TABLE 25

	June 30, 2015	December 31, 2014
Total stockholders' equity to assets	8.89%	8.86%
Tangible common equity to tangible assets*	8.86%	8.83%
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. For community banking organizations, the phase-in period of Basel III regulatory capital reforms began on January 1, 2015. The new risk-based capital standards require all banks to have common equity Tier 1 (CET1) capital of at least 4.5%, Tier 1 capital of at least 6% and total capital of at least 8% of risk-weighted assets. CET1 capital predominantly includes common stockholders' equity. Tier 1 capital includes CET1 capital and qualifying perpetual preferred stock. Total capital includes Tier 1 capital and qualifying debt instruments and the ALL. In the first quarter of 2015, the Company and Bank made a one-time irrevocable election to exclude most components of accumulated other comprehensive income (loss) from regulatory capital, consistent with previously existing regulatory capital rules. The capital standard based on average assets, also known as the "leverage ratio", requires all banks, other than those classified as a systemically important financial institution, to have Tier 1 capital of at least 4% of total average assets. At June 30, 2015, the Bank met the definition of a "well-capitalized" institution.

The following table provides a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 26

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
CET1 capital	11.82%	n/a	11.48%	n/a	4.50%	6.50%
Tier 1 capital	11.86	12.28%	11.52	11.46%	6.00	8.00
Total capital	13.02	13.42	12.68	12.60	8.00	10.00
Leverage (to total average assets)	9.20	9.00	8.94	8.40	4.00	5.00

The Company’s capital and leverage ratios at June 30, 2015 remain strong with minor fluctuations since December 31, 2014, while all of the Bank’s capital and leverage ratios had improvements over the same period. The difference in the rates of change between the ratios of the Company and the Bank is due to the effect of treasury stock purchases reducing capital at the Company. The Company purchased $7.4 million of treasury stock during the six months ended June 30, 2015.

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

Our income simulation model analyzes interest rate sensitivity by projecting net interest income over the next 24 months in a flat rate scenario versus net interest income in alternative interest rate scenarios. Our management continually reviews and refines its interest rate risk management process in response to the changing economic climate. Currently, our model evaluates up to a 500 bp increase and a 100 bp decrease during the next year, with rates remaining constant in the second year. The 100 bp decrease scenario is not considered very likely, given the low absolute level of short-term interest rates.

Our ALCO policy has established that income sensitivity will be considered acceptable in the 100 bp and 200 bp increase scenarios if overall net interest income volatility is within 4% of forecasted net interest income in the first year and within 5% using a two-year time frame. In the 300 bp and 400 bp scenarios, income sensitivity will be considered acceptable if net interest income volatility is within 5% of forecasted net interest income in the first year and within 6% using a two-year time frame. In the 500 bp scenario, income sensitivity will be considered acceptable if net interest income volatility is within 6% of forecasted net interest income in the first year and within 7% using a two-year time frame.

The following table compares the impact on forecasted net interest income for the subsequent twelve months and twenty-four months as of June 30, 2015 and 2014 of a plus 300, plus 200 and plus 100 bp change in interest rates, which the Company believes are the most plausible scenarios.

TABLE 27

	June 30, 2015		June 30, 2014
	12 Months	24 Months	12 Months	24 Months
Plus 300 bp	2.93%	8.82%	(1.58)%	1.38%
Plus 200 bp	1.66	5.49	(1.35)	0.53
Plus 100 bp	0.54	2.32	(0.95)	(0.16)

This quarter's net interest income changes as shown above, indicate positive impacts to net interest income in all scenarios. The Company’s improved interest rate risk profile reflect recent actions taken in anticipation of a possible rising interest rate environment. In January 2015, the Company extended $25.0 million of its borrowing position into three-to-five year maturity term advances to provide long-term protection from rising interest rates. Also, a select group of fixed rate investment securities with high levels of embedded interest rate risk were sold in the first half of 2015, with a majority of the proceeds utilized to pay down short-term borrowings. Lastly, the Company continues to aggressively attract reasonably-priced long-term certificate of deposit (CD) accounts to further insulate its future interest expense from any negative impacts of rising rates. The combination of these actions is projected to contribute to the improvement in both the 12 month and the 24 month impacts to net interest income in rising rate scenarios as shown above.

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

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At June 30, 2015 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. The most recent study incorporates shortened truncation assumptions and calculates an average life of our core deposit transaction accounts of 6.8 years. The 6.8 year average life of deposits is shorter than previous estimates and is attributable to a calculation assumption change that shortened the truncation points of our various deposit categories. This assumption change, which was recommended by the Company's independent vendor in order to be consistent with their other Banking clients, was adopted by the Company despite back-testing analytics that have consistently supported longer truncation points, as management believes the resulting core deposit premiums produced by its market value of equity model at June 30, 2015 with these shortened points provide a conservative assessment of our interest rate risk.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of June 30, 2015 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $854.4 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures.

The Company's potential and available liquidity through FHLB and other secondary sources is presented in the following table.

TABLE 28

(in thousands)	June 30, 2015	December 31, 2014	$ Increase
Potential liquidity	$889,388	$834,019	$55,369
Available liquidity	491,487	450,395	41,092

The $55.4 million increase in potential liquidity in the first six months of 2015 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $41.1 million increase in available liquidity occurred as a result of the aforementioned capacity increase, partially offset by higher borrowing levels at June 30, 2015.

The Parent Company Liquidity - Uses

At the Parent level, primary liquidity obligations include unallocated corporate expenses, funding its subsidiaries, dividend payments to Metro stockholders and common stock or preferred stock share repurchases or acquisitions.

The Parent Company Liquidity - Sources

The principal source of the Parent's liquidity is dividends it receives from the subsidiary Bank, which may be impacted by: Bank-level capital needs, laws and regulations, corporate policies, or other factors. The Bank issued $25.0 million in dividends to the Parent during 2014; these dividends were used by the Parent to help cover the cash needed to redeem the $15 million of Trust Preferred Securities in the third quarter of 2014, implement a 5% common stock buy back program and initiate a $0.28 annual common stock cash dividend. The Bank is subject to regulatory restrictions on its ability to pay dividends to the Parent.

In addition to dividends from the subsidiary, other sources of liquidity for the Parent include proceeds from common stock options exercised as well as proceeds from the issuance of common stock under Metro's stock purchase plan. We could also generate liquidity for Metro and its subsidiaries through the issuance of debt and equity securities.

Statement Regarding Non-GAAP Financial Measures

This document contains supplemental financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (GAAP). The tables that follow present reconciliations of certain non-GAAP measures to the most directly comparable GAAP measures.

The reconciliations in Table 29 exclude certain nonrecurring charges incurred during the three and six months ended June 30, 2015, which the Company believes do not reflect the operating performance of the Company during those periods. These nonrecurring charges include (1) stock-based compensation expense related to the immediate vesting of all outstanding employee stock options during the second quarter of 2015, (2) a write-off during the second quarter of 2015 of pre-construction costs related to a terminated land lease agreement for a planned future store, and (3) accelerated depreciation expense recognized during the three and six months ended June 30, 2015 due to closing two stores. There have not been similar nonrecurring charges within the prior two years and, based on current information, the Company believes these charges are not reasonably likely to recur within two years. Additionally, these reconciliations exclude net gains from the sales of securities for all periods presented. The Company’s management uses these non-GAAP measures to evaluate the performance of the Company and believes this presentation also increases the comparability of period-to-period results.
Table 30 reconciles tangible common equity to tangible assets and total stockholders' equity to assets. Tangible common equity to tangible assets is a non-GAAP financial measure calculated using non-GAAP amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either June 30, 2015 or December 31, 2014. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing the Company's capital position without regard to the effect of preferred stock.
The Company believes these non-GAAP measures, in addition to GAAP measures, provide useful information for investors to evaluate the Company’s results. These non-GAAP measures should not be considered a substitute for GAAP measures, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.

TABLE 29

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Adjusted net income reconciliation:
Net income	$4,177	$5,081	$9,899	$10,025
Nonrecurring charges, net of tax:
Accelerated vesting of employee stock options(1)	1,214	—	1,214	—
Accelerated depreciation expense for two store closures(1)	300	—	491	—
Pre-construction costs of cancelled planned store(1)	324	—	324	—
Total nonrecurring charges, net of tax	1,838	—	2,029	—
Net gains on sales of securities, net of tax(1)	(289)	—	(270)	(7)
Adjusted net income(2)	$5,726	$5,081	$11,658	$10,018

Adjusted diluted net income per common share reconciliation:
Diluted net income per common share	$0.29	$0.35	$0.68	$0.70
Nonrecurring charges, net of tax:
Accelerated vesting of employee stock options(1)	0.09	—	0.09	—
Accelerated depreciation expense for two store closures(1)	0.02	—	0.03	—
Pre-construction costs of cancelled planned store(1)	0.02	—	0.02	—
Total nonrecurring charges, net of tax	0.13	—	0.14	—
Net gains on sales of securities, net of tax(1)	(0.02)	—	(0.02)	—
Adjusted diluted net income per common share(2)	$0.40	$0.35	$0.80	$0.70

Adjusted operating efficiency ratio reconciliation:
Total revenues	$34,003	$31,490	$67,629	$61,903
Net gains on sales of securities, pretax	(444)	—	(416)	(11)
Adjusted total revenues(2)	33,559	31,490	67,213	61,892
Total noninterest expenses	24,954	23,021	48,831	45,803
Nonrecurring charges, pretax:
Accelerated vesting of employee stock options	(1,424)	—	(1,424)	—
Accelerated depreciation expense for two store closures	(462)	—	(755)	—
Pre-construction costs of cancelled planned store	(499)	—	(499)	—
Total nonrecurring charges, pretax	(2,385)	—	(2,678)	—
Adjusted total noninterest expenses(2)	22,569	23,021	46,153	45,803
Adjusted operating efficiency ratio(2)	67.25%	73.11%	68.67%	74.00%

Adjusted return on average assets reconciliation:
Adjusted net income(2)	$5,726	$5,081	$11,658	$10,018
Average assets	2,959,211	2,833,616	2,981,606	2,814,643
Adjusted return on average assets(2)	0.78%	0.72%	0.79%	0.72%

Adjusted return on average stockholders' equity reconciliation:
Adjusted net income(2)	$5,726	$5,081	$11,658	$10,018
Average stockholders' equity	269,711	245,650	269,429	241,927
Adjusted return on average stockholders' equity(2)	8.52%	8.30%	8.73%	8.35%

(1) Assumes a 35% tax rate. The accelerated vesting of employee stock options resulted in a pretax expense of $1.4 million during the second quarter of 2015, $823,000 of which is not deductible for federal tax purposes.
(2) Non-GAAP measure.

TABLE 30

	June 30, 2015	December 31, 2014
Total stockholders' equity to assets	8.89%	8.86%
Less: Effect of excluding preferred stock	0.03%	0.03%
Tangible common equity to tangible assets(2)	8.86%	8.83%
(2) Non-GAAP measure.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

Part II  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiaries by governmental authorities.

Item 1A.  Risk Factors.

See Item 1A. - Risk Factors - in our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of risk factors affecting the Company. Below is a discussion of additional risk factors.

The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms.

On August 4, 2015, Metro entered into an Agreement and Plan of Merger (the Merger Agreement) with F.N.B. Corporation (FNB). Subject to the terms and conditions set forth in the Merger Agreement, Metro will merge with and into FNB (the Merger), with FNB surviving the Merger, and, at the effective time of the Merger, each outstanding share of common stock, par value $1.00 per share, of Metro (other than certain shares held by Metro, FNB or their subsidiaries) will be converted into the right to receive 2.373 shares, par value $0.01 per share, of FNB common stock (FNB common stock), with cash payable in lieu of fractional shares.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions include, among others, (i) approval of the Merger Agreement and the Merger by Metro’s shareholders and approval by FNB’s shareholders of the issuance of FNB common stock in connection with the Merger; (ii) receipt of all required regulatory approvals and expiration of all related statutory waiting periods; (iii) the accuracy of the representations and warranties under the Merger Agreement (subject to certain exceptions and qualifications); and (iv) the parties’ material compliance with their respective obligations under the Merger Agreement. These and the other conditions to the completion of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by June 30, 2016, either FNB or Metro may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, FNB and Metro may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under specified circumstances, Metro may be required to pay a termination fee of $17.5 million to FNB.

Metro will be subject to business uncertainties while the Merger is pending, which could adversely affect its business.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Metro, and, consequently, FNB following completion of the Merger. These uncertainties may impair Metro’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers and others that deal with Metro to seek to change their existing business relationships with Metro. Employee retention at Metro may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with FNB following the Merger. In addition, the Merger Agreement restricts Metro from taking specified actions without the consent of FNB (which may not be unreasonably withheld), and generally requires Metro to continue its operations in the ordinary course, until the Merger closes. These restrictions may prevent Metro from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Because the market price of FNB common stock may fluctuate, Metro shareholders cannot be certain of the precise value of the consideration they may receive in the Merger.

Upon completion of the Merger, each outstanding common share of Metro will be converted into the right to receive 2.373 shares of FNB common stock.

There will be a time lapse between each of the mailing of the joint proxy statement/prospectus relating to the Merger, the date on which Metro shareholders vote to approve the Merger Agreement at the special meeting and the date on which Metro shareholders entitled to receive shares of FNB common stock actually receive such shares. The market value of FNB common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in the banking industry, changes in FNB’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside the control of Metro and FNB. Consequently, at the time Metro shareholders must decide whether to approve the Merger Agreement and the Merger, they will not know the actual market value of the shares of FNB common stock they will receive when the Merger is completed. The actual value of the shares of FNB common stock received by Metro shareholders will depend on the market value of shares of FNB common stock at that time.

The Merger Agreement limits Metro's ability to pursue alternatives to the merger with FNB.

The Merger Agreement contains terms and conditions that make it more difficult for Metro to engage in a business combination with a party other than FNB. Subject to limited exceptions, Metro is required to convene a special meeting of shareholders and Metro's board of directors is required to recommend approval of the Merger Agreement. If Metro's board of directors determines to accept a superior acquisition proposal from a competing third party, Metro will be obligated to pay a $17.5 million termination fee to FNB. A competing third party may be discouraged from considering or proposing an acquisition of Metro, including an acquisition on better terms than those offered by FNB, due to the termination fee and Metro's obligations under the Merger Agreement. Further, the termination fee might result in a potential competing third party acquirer proposing a lower per share price than it might otherwise have proposed to acquire Metro.

Failure to complete the Merger could negatively impact the stock price and future business and financial results of Metro.

If the Merger is not completed for any reason, including as a result of Metro shareholders declining to approve the Merger Agreement, the ongoing business of Metro may be adversely affected and, without realizing any of the benefits of having completed the Merger, Metro would be subject to a number of risks, including the following, which could materially and adversely affect Metro’s results of operations, financial condition and cash flows:

•	Metro may experience negative reactions from the financial markets, including negative impacts to the price of its common shares;

•	Metro may experience negative reactions from its customers, vendors, employees, potential customers and the community;

•	Metro will have incurred substantial expenses and will be required pay certain costs relating to the Merger, whether or not the Merger is completed, which will not likely be recaptured;

•
The Merger Agreement includes restrictions on the conduct of Metro’s businesses prior to the completion of the Merger, generally requiring Metro to conduct its business in the ordinary course and subjecting Metro to a variety of specified limitations absent FNB’s prior written consent (which may not be unreasonably withheld) as delineated in the Merger Agreement. These and other contractual restrictions in the Merger Agreement may delay or prevent Metro from responding, or limit Metro’s ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during the pendency of the Merger;

•	The pendency of the proposed Merger may divert management’s attention and Metro’s resources from ongoing business and operations; and

•	If the Merger Agreement is terminated under specified circumstances, Metro may be required to pay a termination fee of $17.5 million to FNB.

In addition to the above risks, if the Merger Agreement is terminated and Metro’s board of directors seeks another merger or business combination transaction, Metro shareholders cannot be certain that Metro will be able to find a party willing to offer equivalent or more attractive consideration that the consideration FNB has agreed to provide in the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the three months ended June 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)
April 1 - April 30, 2015	9,300	$25.97	9,300
May 1 - May 31, 2015	63,900	25.76	63,900
June 1 - June 30, 2015	98,700	25.78	98,700
Total	171,900		171,900

 1On October 14, 2014, the Company announced that its board of directors had approved a share repurchase program, pursuant to which up to 5% of the outstanding shares of the Company’s common stock (equivalent to 710,009 shares) may be repurchased. As a result of Metro's announcement on August 4, 2015 to enter into an Agreement an Plan of Merger with F.N.B. Corporation, Metro has suspended its common stock share repurchase program.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended June 30, 2015.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended June 30, 2015.

Item 5. Other Information.

No items to report for the quarter ended June 30, 2015.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

8/10/2015	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

8/10/2015	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

2.1
Agreement and Plan of Merger between F.N.B. Corporation and Metro Bancorp, Inc., dated August 4, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 7, 2015)

4.1
Amendment No. 1 to the Rights Agreement, dated May 15, 2015, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 15, 2015)

10.1	The Company's 2016 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company's 2015 Proxy Statement, filed with the SEC on May 22, 2015)*
10.2
The Company's 2011 Directors Stock Option and Restricted Stock Plan, as amended and restated (incorporated by reference to Appendix B to the Company's 2015 Proxy Statement, filed with the SEC on May 22, 2015)*

10.3	Amendment No. 1 to Employment Agreement with Percival B. Moser, III, effective July 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2015)*
10.4
Amendment No. 1 to Amended and Restated Employment Agreement with Mark A. Zody, effective July 31, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 4, 2015)*

10.5
Nomination and Standstill Agreement, dated May 14, 2015, by and among PL Capital Group, the Company and the PL Capital Designee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2015)

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014; (iv) the Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and, (vi) the Notes to Consolidated Financial Statements.

* Denotes a compensatory plan or arrangement