Form 10-Q
period 2015-09-30
METRO BANCORP, INC.
filed 2015-11-09
CIK 1085706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to
Commission File Number:	000-50961

METRO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1834776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3801 Paxton Street, Harrisburg, PA	17111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	14,162,138	Common shares outstanding at	October 31, 2015

METRO BANCORP, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Metro Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(in thousands, except share and per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$47,995	$42,832
Securities, available for sale at fair value	401,610	528,038
Securities, held to maturity at cost (fair value 2015: $326,410; 2014: $319,923)	325,378	324,994
Loans, held for sale	5,380	4,996
Loans receivable, net of allowance for loan losses (allowance 2015: $26,742; 2014: $24,998)	2,070,962	1,973,536
Restricted investments in bank stock	11,775	15,223
Premises and equipment, net	72,640	75,182
Other assets	30,420	32,771
Total assets	$2,966,160	$2,997,572

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$541,060	$478,724
Interest-bearing	1,904,427	1,901,948
Total deposits	2,445,487	2,380,672
Short-term borrowings	200,295	333,475
Long-term debt	25,000	—
Other liabilities	17,780	17,902
Total liabilities	2,688,562	2,732,049
Stockholders' Equity:
Preferred stock - Series A noncumulative; $10.00 par value; $1,000 aggregate liquidation preference;
(1,000,000 shares authorized; 40,000 shares issued and outstanding)	400	400
Common stock - $1.00 par value; 25,000,000 shares authorized;
(issued shares 2015: 14,434,329; 2014: 14,232,844; outstanding shares 2015: 14,133,129; 2014: 14,220,544)	14,434	14,233
Surplus	165,886	160,588
Retained earnings	106,180	94,496
Accumulated other comprehensive loss	(1,571)	(3,875)
Treasury stock, at cost (common shares 2015: 301,200; 2014: 12,300)	(7,731)	(319)
Total stockholders' equity	277,598	265,523
Total liabilities and stockholders' equity	$2,966,160	$2,997,572
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest Income
Loans receivable, including fees:
Taxable	$22,767	$20,761	$66,494	$59,909
Tax-exempt	627	824	2,036	2,519
Securities:
Taxable	4,238	5,187	13,945	15,251
Tax-exempt	240	229	721	610
Total interest income	27,872	27,001	83,196	78,289
Interest Expense
Deposits	1,603	1,490	4,710	4,325
Short-term borrowings	259	331	693	840
Long-term debt	85	325	238	939
Total interest expense	1,947	2,146	5,641	6,104
Net interest income	25,925	24,855	77,555	72,185
Provision for loan losses	2,250	2,100	6,350	4,100
Net interest income after provision for loan losses	23,675	22,755	71,205	68,085
Noninterest Income
Card income	3,948	3,828	11,948	11,643
Service charges on deposit accounts	2,247	2,399	6,440	6,668
Other noninterest income	1,169	1,122	3,614	3,326
Net gains on sales of loans	99	254	1,044	528
Net gains on sales/call of securities	12	26	428	37
Total noninterest income	7,475	7,629	23,474	22,202
Noninterest Expenses
Salaries and employee benefits	10,481	11,204	33,444	33,686
Occupancy	2,096	2,133	7,237	6,712
Furniture and equipment	689	908	2,143	2,932
Advertising and marketing	432	519	1,194	1,288
Data processing	3,658	3,223	10,888	9,793
Regulatory assessments and related fees	535	544	1,658	1,697
Telephone	855	838	2,506	2,664
Loan expense	473	153	2,081	1,169
Merger-related expenses	1,691	—	1,691	—
Professional services	300	371	1,759	973
State shares tax	485	545	1,583	1,631
Other	1,881	1,938	6,223	5,634
Total noninterest expenses	23,576	22,376	72,407	68,179
Income before taxes	7,574	8,008	22,272	22,108
Provision for federal income taxes	2,759	2,507	7,558	6,582
Net income	$4,815	$5,501	$14,714	$15,526
Net Income per Common Share
Basic	$0.34	$0.39	$1.04	$1.09
Diluted	0.33	0.38	1.02	1.07
Cash Dividends per Common Share	0.07	—	0.21	—
Average Common and Common Equivalent Shares Outstanding
Basic	14,067	14,201	14,116	14,182
Diluted	14,350	14,442	14,381	14,391
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$4,815	$5,501	$14,714	$15,526
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) arising during the period (tax effects for the three months 2015: $2,178; 2014: ($695), tax effects for the nine months 2015: $1,338; 2014: $3,472)	4,045	(1,290)	2,485	6,449
Reclassification adjustment for net realized (gains) losses on securities recorded in income [1] (tax effects for the three months 2014: ($9), tax effects for the nine months 2015: ($97); 2014: ($9))	—	(17)	(181)	(17)
Other comprehensive income (loss)	4,045	(1,307)	2,304	6,432
Total comprehensive income	$8,860	$4,194	$17,018	$21,958

[1] Amounts are included in net gains on sales of securities on the Consolidated Statements of Income in total noninterest income.
See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2014	$400	$14,157	$158,650	$73,491	$(16,515)	$—	$230,183
Net income	—	—	—	15,526	—	—	15,526
Other comprehensive income	—	—	—	—	6,432	—	6,432
Dividends declared on preferred stock	—	—	—	(60)	—	—	(60)
Common stock of 46,670 shares issued under stock option plans, including tax benefit of $110	—	47	647	—	—	—	694
Common stock of 60 shares issued under employee stock purchase plan	—	—	—	—	—	—	—
Proceeds from issuance of 1,955 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	41	—	—	—	43
Common stock share-based awards	—	—	544	—	—	—	544
September 30, 2014	$400	$14,206	$159,882	$88,957	$(10,083)	$—	$253,362

(in thousands, except share amounts)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
January 1, 2015	$400	$14,233	$160,588	$94,496	$(3,875)	$(319)	$265,523
Net income	—	—	—	14,714	—	—	14,714
Other comprehensive income	—	—	—	—	2,304	—	2,304
Dividends declared on preferred stock	—	—	—	(60)	—	—	(60)
Dividends declared on common stock	—	—	—	(2,970)	—	—	(2,970)
Common stock of 199,721 shares issued under stock option plans, including tax benefit of $754	—	199	3,519	—	—	—	3,718
Common stock of 100 shares issued under employee stock purchase plan	—	—	2	—	—	—	2
Proceeds from issuance of 1,664 shares of common stock in connection with dividend reinvestment and stock purchase plan	—	2	43	—	—	—	45
Common stock share-based awards	—	—	1,734	—	—	—	1,734
Purchase of 288,900 shares of treasury stock	—	—	—	—	—	(7,412)	(7,412)
September 30, 2015	$400	$14,434	$165,886	$106,180	$(1,571)	$(7,731)	$277,598

See accompanying notes.

Metro Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2015	2014
Operating Activities
Net income	$14,714	$15,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,350	4,100
Depreciation, amortization and accretion	2,544	2,853
Deferred income tax expense	(1,103)	(192)
Gain on sales of available for sales securities (net)	(278)	(26)
Gain on sales/calls of held to maturity securities	(150)	(11)
Proceeds/payments from sales of loans originated for sale	41,169	26,563
Loans originated for sale	(40,887)	(24,927)
Gains on sales of loans (net)	(1,044)	(528)
Losses on write-down on foreclosed assets	116	—
(Gains) losses on sales of foreclosed assets (net)	12	(73)
Losses on disposal of premises and equipment (net)	540	94
Stock-based compensation	1,734	544
(Increase) decrease in other assets	624	(1,182)
Decrease in other liabilities	(122)	(2,328)
Net cash provided by operating activities	24,219	20,413
Investing Activities
Securities available for sale:
Proceeds from principal repayments and maturities	58,386	50,598
Proceeds from sales	71,666	10,652
Purchases	—	(22,749)
Securities held to maturity:
Proceeds from principal repayments, calls and maturities	50,535	10,573
Proceeds from sales	1,448	614
Purchases	(52,105)	(57,708)
Proceeds from sales of loans not originated for sale	1,012	1,506
Proceeds from sales of foreclosed assets	2,717	1,927
Increase in loans receivable (net)	(104,390)	(170,245)
(Purchase) redemption of restricted investment in bank stock (net)	3,448	(1,096)
Purchases of premises and equipment	(1,729)	(2,415)
Net cash provided by (used in) investing activities	30,988	(178,343)
Financing Activities
Increase in demand, interest checking, money market, and savings deposits (net)	66,638	66,818
Increase (decrease) in time and other noncore deposits (net)	(1,823)	25,410
Increase (decrease) in short-term borrowings (net)	(133,180)	81,450
Repayment of long-term borrowings	—	(15,800)
Proceeds from long-term borrowings	25,000	—
Proceeds from common stock options exercised	2,964	584
Proceeds from dividend reinvestment and common stock purchase plan	45	43
Tax benefit on exercise of stock options	754	110
Cash dividends on preferred stock	(60)	(60)
Cash dividends on common stock	(2,970)	—
Purchase of treasury stock	(7,412)	—
Net cash provided by (used in) financing activities	(50,044)	158,555
Increase in cash and cash equivalents	5,163	625
Cash and cash equivalents at beginning of year	42,832	44,996
Cash and cash equivalents at end of period	$47,995	$45,621
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$5,616	$6,029
Cash paid for income taxes	8,400	5,950
Supplemental schedule of noncash activities:
Transfer of loans to foreclosed assets	931	4,264
See accompanying notes.

METRO BANCORP, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Events occurring subsequent to the balance sheet date through the date of issuance have been evaluated for potential recognition or disclosure in the consolidated financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which specifies how and when to recognize revenue and includes additional disclosures. On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU 2014-09 allows for either full retrospective or modified retrospective application. Early application is not permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability instead of presented as a deferred charge. On August 18, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which codifies SEC Staff Guidance related to issuance costs related to line-of-credit arrangements. For public business entities, the standards are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

	Nine months ended September 30,
	2015	2014
Options granted	133,279	116,990
Range of exercise prices, per share	$25.43 to $26.97	$19.55 to $21.57
Weighted-average fair value, per option	$8.19	$7.72

The fair value of each option grant was established at the date of the grant using the Black-Scholes option pricing model, with the following assumptions:

	Nine months ended September 30,
	2015	2014
Weighted-average risk-free interest rate	1.8%	2.0%
Expected dividend yield	1.1%	—%
Weighted-average volatility of Company's common stock	32.2%	34.0%
Weighted-average assumed forfeiture rate	9.0%	10.3%
Weighted-average expected term of options, in years	7.5	7.2
Options vesting annually	25.0%	25.0%

The following table details the Company's stock-based compensation expense and related tax benefit associated with this expense:

	Nine months ended September 30,
(in thousands)	2015	2014
Stock-based compensation expense	$1,734	$544
Tax benefit associated with compensation expense	371	130

During the first nine months of 2015 and 2014 the Company reversed $253,000 and $268,000, respectively, of previously recognized stock-based compensation expense due to differences between actual and estimated forfeiture rates of stock options granted during the first quarters of 2011 and 2010, respectively, primarily related to incentive stock options (ISOs), for which the Company generally does not receive a tax deduction on employee exercise of options.

Due to a material change in the number of members on the Company's board of directors over the previous twelve months, on June 19, 2015, a change in control was deemed to have occurred under a provision in the Company's 2006 Employee Stock Option and Restricted Stock Plan, whereby all outstanding employee stock options immediately became fully vested and exercisable.  As a consequence, the Company recorded accelerated stock-based compensation expense totaling $1.4 million during the second quarter of 2015, $724,000 of which was related to ISOs and, therefore, not deductible for federal income tax purposes. The Company will not recognize any further compensation expense related to these vested options. The change in the number of members of the board of directors did not have an impact on the 2011 Directors Stock Option and Restricted Stock Plan (the 2011 Plan) and the outstanding options under this plan continue to vest over a four-year period.  As of September 30, 2015, there was $775,000 of total unrecognized compensation cost related to nonvested stock option awards issued under the 2011 Plan.

NOTE 3.    Securities

The amortized cost and fair value of securities are summarized in the following tables:

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,996	$—	$(302)	$33,694
Residential mortgage-backed securities	54,963	511	(351)	55,123
Agency collateralized mortgage obligations	285,073	2,208	(4,620)	282,661
Municipal securities	29,994	264	(126)	30,132
Total	$404,026	$2,983	$(5,399)	$401,610
Held to Maturity:
U.S. Government agency securities	$139,139	$357	$(1,375)	$138,121
Residential mortgage-backed securities	11,674	266	—	11,940
Agency collateralized mortgage obligations	164,865	2,855	(1,153)	166,567
Municipal securities	9,700	108	(26)	9,782
Total	$325,378	$3,586	$(2,554)	$326,410

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$33,995	$—	$(1,207)	$32,788
Residential mortgage-backed securities	60,196	442	(489)	60,149
Agency collateralized mortgage obligations	409,823	2,250	(7,064)	405,009
Municipal securities	29,985	225	(118)	30,092
Total	$533,999	$2,917	$(8,878)	$528,038
Held to Maturity:
U.S. Government agency securities	$149,112	$—	$(4,658)	$144,454
Residential mortgage-backed securities	14,226	480	—	14,706
Agency collateralized mortgage obligations	146,952	649	(1,711)	145,890
Corporate debt securities	5,000	63	—	5,063
Municipal securities	9,704	107	(1)	9,810
Total	$324,994	$1,299	$(6,370)	$319,923

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2015
	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,145	8,203	—	—
Due after five years through ten years	50,425	50,289	111,382	110,107
Due after ten years	5,420	5,334	37,457	37,796
	63,990	63,826	148,839	147,903
Residential mortgage-backed securities	54,963	55,123	11,674	11,940
Agency collateralized mortgage obligations	285,073	282,661	164,865	166,567
Total	$404,026	$401,610	$325,378	$326,410

During the third quarter of 2015, the Company did not sell any securities. However, a $10.0 million agency debenture from the held to maturity (HTM) portfolio that the Company previously purchased at a discount was called in August 2015 resulting in a $12,000 gain on the call.

During the third quarter of 2014, the Company sold one security from the available for sale (AFS) portfolio with a total fair market value of $10.7 million and realized a gain of $26,000 on the sale. The Company had no securities that were called by their respective issuers.

During the first nine months of 2015, the Company sold nine securities from the AFS portfolio with a total fair market value of $71.7 million and realized net gains of $278,000. One security with a net carrying value of $1.3 million was sold by the Company from the HTM portfolio with a realized gain of $138,000, however, it was an amortizing security that had returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. An agency debenture from the HTM portfolio with a net carrying value of $10.0 million was called in August 2015 resulting in a $12,000 gain on the call.

During the first nine months of 2014, the Company sold one security from the AFS portfolio with a total fair market value of $10.7 million and realized a net gain of $26,000. One security with a net carrying value of $603,000 was sold by the Company from the HTM portfolio with a realized gain of $11,000, however, it was an amortizing security that had already returned more than 85% of its principal and could be sold without tainting the remaining HTM portfolio. The Company had no securities that were called by their respective issuers.

The following table summarizes the Company's gross realized gains and losses on the sales or calls of AFS debt securities:

(in thousands)	Gross Realized Gains	Gross Realized Losses	Net Gains
Three Months Ended:
September 30, 2015	$—	$—	$—
September 30, 2014	26	—	26
Nine months ended:
September 30, 2015	$451	$(173)	$278
September 30, 2014	26	—	26

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

The following table shows the fair value and gross unrealized losses associated with the Company's investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$24,727	$(272)	$8,967	$(30)	$33,694	$(302)
Residential mortgage-backed securities	14,648	(206)	8,391	(145)	23,039	(351)
Agency collateralized mortgage obligations	39,929	(589)	123,337	(4,031)	163,266	(4,620)
Municipal securities	1,941	(49)	2,293	(77)	4,234	(126)
Total	$81,245	$(1,116)	$142,988	$(4,283)	$224,233	$(5,399)
Held to Maturity:
U.S. Government agency securities	$—	$—	$101,571	$(1,375)	$101,571	$(1,375)
Agency collateralized mortgage obligations	9,364	(377)	15,636	(776)	25,000	(1,153)
Municipal securities	1,849	(26)	—	—	1,849	(26)
Total	$11,213	$(403)	$117,207	$(2,151)	$128,420	$(2,554)

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
U.S. Government agency securities	$—	$—	$32,788	$(1,207)	$32,788	$(1,207)
Residential mortgage-backed securities	—	—	24,636	(489)	24,636	(489)
Agency collateralized mortgage obligations	21,687	(77)	212,908	(6,987)	234,595	(7,064)
Municipal securities	—	—	5,021	(118)	5,021	(118)
Total	$21,687	$(77)	$275,353	$(8,801)	$297,040	$(8,878)
Held to Maturity:
U.S. Government agency securities	$—	$—	$144,454	$(4,658)	$144,454	$(4,658)
Agency collateralized mortgage obligations	31,289	(255)	27,282	(1,456)	58,571	(1,711)
Municipal securities	1,013	(1)	—	—	1,013	(1)
Total	$32,302	$(256)	$171,736	$(6,114)	$204,038	$(6,370)

The Company's investment securities portfolio consists of U.S. Government agency debentures, U.S. Government-sponsored agency mortgage-backed securities (MBSs), agency collateralized mortgage obligations (CMOs) and municipal bonds. The Company considers securities of the U.S. Government sponsored agencies and the U.S. Government MBS/CMOs to have little credit risk because their principal and interest payments are backed by an agency of the U.S. Government.

The unrealized losses in the Company's investment portfolio at September 30, 2015 were associated with two distinct types of securities. The first type, those backed by the U.S. Government or one of its agencies, included 9 debentures, 18 CMOs and 4 MBSs. Management believes that the unrealized losses on these investments were primarily caused by the movement of interest rates from the date of purchase and notes the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. The full and timely payment of all principal and interest is expected. The second type, municipal bonds, included six securities that were in an unrealized loss position as of September 30, 2015. In all cases, the bonds are general obligations of either a Pennsylvania municipality or school district and are backed by the ad valorem taxing power of the entity. The municipal bonds carry an investment grade rating of no lower than single-A by either Moody's or Standard & Poor's. The Company, however, conducts its own periodic, independent review and believes the unrealized losses in its municipal bond portfolio are the result of movements in long-term interest rates and are not reflective of any credit deterioration. The Company does not intend to sell these debt securities prior to recovery and it is more likely than not that the Company will not have to sell these debt securities prior to recovery.

The Company did not recognize any credit losses related to the OTTI of investments during either the first three or nine months ended September 30, 2015 or 2014.

At September 30, 2015, securities with a carrying value of $649.5 million were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4.	Loans Receivable and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at their outstanding unpaid principal balances, net of an allowance for loan losses (allowance or ALL) and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan or to the first review date if the loan is on demand. At September 30, 2015, certain qualifying loans of the Bank totaling $398.0 million, collateralize a letter of credit, a line of credit commitment and borrowings the Bank has with the Federal Home Loan Bank (FHLB).

A summary of the Bank's loans receivable is as follows:

(in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$607,084	$525,127
Commercial tax-exempt	58,999	71,151
Owner occupied real estate	315,555	332,070
Commercial construction and land development	140,135	138,064
Commercial real estate	639,135	594,276
Residential	119,083	110,951
Consumer	217,713	226,895
Gross loans receivable	2,097,704	1,998,534
Less: allowance for loan losses	26,742	24,998
Net loans receivable	$2,070,962	$1,973,536

The following table summarizes nonaccrual loans by loan type:

(in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$10,850	$11,634
Commercial tax-exempt	—	—
Owner occupied real estate	9,290	7,416
Commercial construction and land development	3,017	3,228
Commercial real estate	6,722	5,824
Residential	5,133	4,987
Consumer	1,200	1,877
Total nonaccrual loans	$36,212	$34,966

Generally, the Bank's policy is to move a loan to nonaccrual status when it becomes 90 days past due or when the Bank does not believe it will collect all of the contractual principal and interest payments. In addition, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the ALL. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. If a loan is substandard and accruing, accrued interest is recognized as income. Once a loan is on nonaccrual status, it is not returned to accrual status unless loan payments have been current for at least six consecutive months and the borrower and/or any guarantors demonstrate the ability to repay the loan in accordance with its contractual terms. Under certain circumstances such as bankruptcy, if a loan is under collateralized, or if the borrower and/or guarantors do not show evidence of the ability to pay, the loan may be placed on nonaccrual status even though it is not past due by 90 days or more. The total nonaccrual loan balance of $36.2 million exceeds the $27.5 million balance of total loans that are 90 days past due at September 30, 2015, as presented in the aging analysis tables that follow.

No additional funds were committed on nonaccrual loans including restructured loans that were nonaccruing. Typically, commitments are canceled and no additional advances are made when a loan is placed on nonaccrual.

The following tables present an aging analysis of loans receivable:

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
September 30, 2015
Commercial and industrial	$595,694	$547	$171	$10,672	$11,390	$607,084	$—
Commercial tax-exempt	58,999	—	—	—	—	58,999	—
Owner occupied real estate	304,978	2,238	737	7,602	10,577	315,555	—
Commercial construction and land development	133,987	6,118	—	30	6,148	140,135	—
Commercial real estate	630,455	1,626	1,390	5,664	8,680	639,135	—
Residential	114,986	474	831	2,792	4,097	119,083	—
Consumer	213,390	2,589	1,021	713	4,323	217,713	—
Total	$2,052,489	$13,592	$4,150	$27,473	$45,215	$2,097,704	$—

		Past Due Loans					Recorded Investment in Loans 90 Days and Greater and Still Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Total Loans Receivable
December 31, 2014
Commercial and industrial	$514,428	$1,574	$3,398	$5,727	$10,699	$525,127	$—
Commercial tax-exempt	71,151	—	—	—	—	71,151	—
Owner occupied real estate	325,681	606	44	5,739	6,389	332,070	445
Commercial construction and land development	137,263	611	190	—	801	138,064	—
Commercial real estate	591,383	1,104	175	1,614	2,893	594,276	—
Residential	101,233	5,067	1,900	2,751	9,718	110,951	—
Consumer	222,767	2,650	437	1,041	4,128	226,895	—
Total	$1,963,906	$11,612	$6,144	$16,872	$34,628	$1,998,534	$445

A summary of the ALL and balance of loans receivable by loan class and by impairment method is presented in the tables that follow:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$2,836	$—	$2,441	$—	$—	$—	$—	$—	$5,277
Collectively evaluated for impairment	8,880	46	572	4,470	5,241	818	852	586	21,465
Total ALL	$11,716	$46	$3,013	$4,470	$5,241	$818	$852	$586	$26,742
Loans receivable:
Loans evaluated individually	$15,451	$—	$9,330	$3,613	$10,806	$6,438	$1,850	$—	$47,488
Loans evaluated collectively	591,633	58,999	306,225	136,522	628,329	112,645	215,863	—	2,050,216
Total loans receivable	$607,084	$58,999	$315,555	$140,135	$639,135	$119,083	$217,713	$—	$2,097,704

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Con- sumer	Unallo-cated	Total

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$4,401	$—	$1,242	$—	$—	$—	$—	$—	$5,643
Collectively evaluated for impairment	7,313	55	689	4,242	4,707	796	931	622	19,355
Total ALL	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Loans receivable:
Loans evaluated individually	$16,982	$—	$7,464	$3,810	$9,976	$5,657	$2,433	$—	$46,322
Loans evaluated collectively	508,145	71,151	324,606	134,254	584,300	105,294	224,462	—	1,952,212
Total loans receivable	$525,127	$71,151	$332,070	$138,064	$594,276	$110,951	$226,895	$—	$1,998,534

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

The following tables summarize the transactions in the ALL:

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen- tial	Consumer	Unallo-cated	Total
2015
Balance at July 1	$12,038	$45	$1,934	$4,476	$5,178	$855	$959	$386	$25,871
Provision charged to operating expenses	946	1	1,079	(6)	67	(31)	(6)	200	2,250
Recoveries of loans previously charged-off	53	—	—	—	12	17	17	—	99
Loans charged-off	(1,321)	—	—	—	(16)	(23)	(118)	—	(1,478)
Balance at September 30	$11,716	$46	$3,013	$4,470	$5,241	$818	$852	$586	$26,742

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2015
Balance at January 1	$11,714	$55	$1,931	$4,242	$4,707	$796	$931	$622	$24,998
Provision charged to operating expenses	3,088	(9)	1,197	226	1,216	109	559	(36)	6,350
Recoveries of loans previously charged-off	160	—	3	2	29	19	44	—	257
Loans charged-off	(3,246)	—	(118)	—	(711)	(106)	(682)	—	(4,863)
Balance at September 30	$11,716	$46	$3,013	$4,470	$5,241	$818	$852	$586	$26,742

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residen-tial	Consumer	Unallo-cated	Total
2014
Balance at July 1	$7,100	$67	$2,233	$6,696	$4,840	$1,061	$1,333	$941	$24,271
Provision charged to operating expenses	3,047	—	(98)	(1,954)	260	581	427	(163)	2,100
Recoveries of loans previously charged-off	137	—	24	34	2	—	58	—	255
Loans charged-off	(300)	—	(187)	(754)	(355)	(38)	(452)	—	(2,086)
Balance at September 30	$9,984	$67	$1,972	$4,022	$4,747	$1,604	$1,366	$778	$24,540

(in thousands)	Comm. and industrial	Comm. tax-exempt	Owner occupied real estate	Comm. construction and land development	Comm. real estate	Residential	Consumer	Unallo-cated	Total
2014
Balance at January 1	$8,178	$72	$2,180	$5,559	$4,161	$960	$1,303	$697	$23,110
Provision charged to operating expenses	1,575	(5)	(135)	(489)	1,481	964	628	81	4,100
Recoveries of loans previously charged-off	1,386	—	310	245	176	20	97	—	2,234
Loans charged-off	(1,155)	—	(383)	(1,293)	(1,071)	(340)	(662)	—	(4,904)
Balance at September 30	$9,984	$67	$1,972	$4,022	$4,747	$1,604	$1,366	$778	$24,540

The following table presents information regarding the Company's impaired loans. The recorded investment represents the contractual obligation less any charged off principal.

	September 30, 2015			December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial and industrial	$9,700	$11,275	$—	$8,766	$9,437	$—
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	5,240	5,690	—	6,155	6,636	—
Commercial construction and land development	3,613	3,613	—	3,810	3,810	—
Commercial real estate	10,806	10,930	—	9,976	10,097	—
Residential	6,438	7,736	—	5,657	7,011	—
Consumer	1,850	2,076	—	2,433	2,686	—
Total impaired loans with no related allowance	37,647	41,320	—	36,797	39,677	—
Impaired loans with an allowance recorded:
Commercial and industrial	5,751	5,751	2,836	8,216	8,216	4,401
Owner occupied real estate	4,090	4,090	2,441	1,309	1,309	1,242
Total impaired loans with an allowance recorded	9,841	9,841	5,277	9,525	9,525	5,643
Total impaired loans:
Commercial and industrial	15,451	17,026	2,836	16,982	17,653	4,401
Commercial tax-exempt	—	—	—	—	—	—
Owner occupied real estate	9,330	9,780	2,441	7,464	7,945	1,242
Commercial construction and land development	3,613	3,613	—	3,810	3,810	—
Commercial real estate	10,806	10,930	—	9,976	10,097	—
Residential	6,438	7,736	—	5,657	7,011	—
Consumer	1,850	2,076	—	2,433	2,686	—
Total impaired loans	$47,488	$51,161	$5,277	$46,322	$49,202	$5,643

The following table presents additional information regarding the Company's impaired loans:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial and industrial	$9,797	$60	$8,964	$129	$8,925	$188	$8,310	$205
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	5,052	—	4,858	—	5,207	—	4,514	10
Commercial construction and land development	3,749	9	3,357	8	3,734	22	5,243	39
Commercial real estate	10,508	39	9,137	40	10,635	117	9,981	128
Residential	6,477	17	4,074	8	6,020	37	4,261	35
Consumer	1,822	7	2,535	6	2,050	22	2,655	23
Total impaired loans with no related allowance	37,405	132	32,925	191	36,571	386	34,964	440
Impaired loans with an allowance recorded:
Commercial and industrial	5,751	—	1,990	—	7,554	—	2,526	—
Owner occupied real estate	3,167	—	1,909	—	2,562	—	1,973	—
Commercial construction and land development	—	—	3,142	—	—	—	4,256	—
Residential	—	—	3,069	—	—	—	3,072	—
Consumer	—	—	465	—	—	—	469	—
Total impaired loans with an allowance recorded	8,918	—	10,575	—	10,116	—	12,296	—
Total impaired loans:
Commercial and industrial	15,548	60	10,954	129	16,479	188	10,836	205
Commercial tax-exempt	—	—	—	—	—	—	—	—
Owner occupied real estate	8,219	—	6,767	—	7,769	—	6,487	10
Commercial construction and land development	3,749	9	6,499	8	3,734	22	9,499	39
Commercial real estate	10,508	39	9,137	40	10,635	117	9,981	128
Residential	6,477	17	7,143	8	6,020	37	7,333	35
Consumer	1,822	7	3,000	6	2,050	22	3,124	23
Total impaired loans	$46,323	$132	$43,500	$191	$46,687	$386	$47,260	$440

Impaired loans averaged approximately $46.7 million and $47.3 million for the nine months ended September 30, 2015 and 2014, respectively. All nonaccrual loans are considered impaired and interest income is handled as discussed earlier in the nonaccrual section of this Note 4. Interest income totaling $386,000 and $440,000 continued to accrue on certain impaired loans for the nine months ended September 30, 2015 and 2014, respectively.

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
Credit quality indicators for commercial loans broken out by loan type at period end are presented in the following tables. There were no loans classified as doubtful for the periods ended September 30, 2015 or December 31, 2014.

	September 30, 2015
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$551,346	$25,838	$19,050	$10,850	$607,084
Commercial tax-exempt	58,999	—	—	—	58,999
Owner occupied real estate	291,963	3,697	10,605	9,290	315,555
Commercial construction and land development	125,935	—	11,183	3,017	140,135
Commercial real estate	627,214	2,727	2,472	6,722	639,135
Total	$1,655,457	$32,262	$43,310	$29,879	$1,760,908

	December 31, 2014
(in thousands)	Pass	Special Mention	Substandard Accrual	Substandard Nonaccrual	Total
Commercial credit exposure:
Commercial and industrial	$473,984	$20,785	$18,724	$11,634	$525,127
Commercial tax-exempt	71,151	—	—	—	71,151
Owner occupied real estate	311,668	4,268	8,718	7,416	332,070
Commercial construction and land development	133,033	190	1,613	3,228	138,064
Commercial real estate	584,239	1,584	2,629	5,824	594,276
Total	$1,574,075	$26,827	$31,684	$28,102	$1,660,688

Consumer loan credit exposures are rated either performing or nonperforming as detailed below:

	September 30, 2015
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$113,950	$5,133	$119,083
Consumer	216,513	1,200	217,713
Total	$330,463	$6,333	$336,796

	December 31, 2014
(in thousands)	Performing	Nonperforming	Total
Consumer credit exposure:
Residential	$105,964	$4,987	$110,951
Consumer	225,018	1,877	226,895
Total	$330,982	$6,864	$337,846

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

The following table presents the recorded investment at the time of restructure of new TDRs and their concession, modified during the three and nine month periods ended September 30, 2015 and 2014. The recorded investment at the time of restructure was the same pre-modification and post-modification, therefore, there was no financial effect of the modification on the recorded investment. The loans included are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, entering into a forbearance agreement, adjusting the interest rate, accepting interest only payments for an extended period of time, a change in the amortization period or a combination of any of these concessions.

New TDRs with Concession Type:	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(dollars in thousands)	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure	Number of Contracts	Recorded Investment at Time of Restructure
Commercial and industrial:
Forbearance agreement	—	$—	—	$—	1	$3,307	1	$229
Accepting interest only for a period of time	—	—	—	—	1	43	—	—
Change in amortization period	—	—	—	—	—	—	3	261
Combination of concessions	—	—	—	—	—	—	1	30
Owner occupied real estate:
Accepting interest only for a period of time	—	—	—	—	1	407	3	1,601
Change in amortization period	—	—	—	—	—	—	1	128
Commercial construction and land development:
Material extension of time	—	—	1	34	1	186	2	276
Forbearance agreement	—	—	—	—	—	—	3	2,185
Change in amortization period	—	—	—	—	—	—	1	214
Combination of concessions	—	—	1	3,284	—	—	1	3,284
Commercial real estate:
Change in amortization period	—	—	—	—	—	—	14	1,893
Combination of concessions	—	—	1	3,275	—	—	1	3,275
Residential:
Interest rate adjustment	—	—	—	—	—	—	1	143
Combination of concessions	—	—	—	—	1	592	—	—
Total	—	$—	3	$6,593	5	$4,535	32	$13,519

The following table represents loans receivable modified as TDRs within the 12 months previous to September 30, 2015 and 2014, respectively, and that subsequently defaulted during the three and nine month periods ended September 30, 2015 and 2014, respectively. The Bank's policy is to consider a loan past due and in default if payment is not received on or before the due date.

TDRs That Subsequently Payment Defaulted:	Three months ended September 30,				Nine months ended September 30,
	2015	2015	2014	2014	2015	2015	2014	2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	1	$3,282	—	$—	4	$3,805	7	$1,288
Owner occupied real estate	—	—	—	—	3	1,057	4	1,792
Commercial construction and land development	—	—	2	448	1	236	4	2,376
Commercial real estate	—	—	—	—	3	2,667	—	—
Residential	—	—	1	341	—	—	4	3,811
Consumer	—	—	—	—	—	—	1	476
Total	1	$3,282	3	$789	11	$7,765	20	$9,743

Of the eleven contracts that subsequently payment defaulted during the nine month period ended September 30, 2015, six were still in payment default at September 30, 2015.

All TDRs are considered impaired and, therefore, are individually evaluated for impairment in the calculation of the ALL. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the ALL.

NOTE 5.	Foreclosed Assets

Foreclosed assets are included in other assets on the Company's balance sheet and totaled $5.9 million as of September 30, 2015 and $7.7 million as of December 31, 2014. The carrying value of foreclosed residential real estate included within foreclosed assets totaled $457,000 as of September 30, 2015 and $295,000 as of December 31, 2014.

Included within loans receivable as of September 30, 2015 was a recorded investment of $1.0 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

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

The Company had $34.1 million and $34.6 million of standby letters of credit at September 30, 2015 and December 31, 2014, respectively. The Bank does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. At September 30, 2015, there was $800,000 within other liabilities on the Company's balance sheet for guarantees under standby letters of credit. This liability relates to the possibility that the Company may be further required to perform under one specific unsecured standby letter of credit. On March 27, 2015, the Company was notified of a planned intention to draw on this $1.0 million standby letter of credit unless an alternative financing was arranged. The Company determined the alternative financing to be undesirable compared to performing under the standby letter of credit and reserved for this contingency. In June

2015, a partial draft of $200,000 was made on the letter of credit. The corresponding $1.0 million expense is included in loan expense in the Company's Statement of Income for the nine months ended September 30, 2015. At December 31, 2014, there was no liability recorded for guarantees under standby letters of credit.

In addition to standby letters of credit, in the normal course of business there are unadvanced loan commitments. The Company had $705.9 million and $637.1 million in total unused commitments, including the standby letters of credit, at September 30, 2015 and December 31, 2014, respectively. Management does not anticipate any additional material losses as a result of these transactions.

NOTE 7.	Commitments and Contingencies

The Company is subject to certain routine legal proceedings and claims arising in the ordinary course of business. It is management's opinion that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position and results of operations.

Future Facilities

The Company owns land at 105 N. George Street, York City, York County, Pennsylvania. The Company had plans to construct a full-service store on this property to be opened in the future. Given the Company's announcement on August 4, 2015 of a proposed merger with and into F.N.B. Corporation (FNB), the future use of this site can not be determined at this time with certainty. For further discussion regarding the proposed merger with and into FNB, please refer to Note 12 of these Notes to the Interim Consolidated Financial Statements.

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

As required, financial and certain nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
U.S. Government agency securities	$33,694	$—	$33,694	$—
Residential MBSs	55,123	—	55,123	—
Agency CMOs	282,661	—	282,661	—
Municipal securities	30,132	—	30,132	—
Securities available for sale	$401,610	$—	$401,610	$—

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
U.S. Government agency securities	$32,788	$—	$32,788	$—
Residential MBSs	60,149	—	60,149	—
Agency CMOs	405,009	—	405,009	—
Municipal securities	30,092	—	30,092	—
Securities available for sale	$528,038	$—	$528,038	$—

As of September 30, 2015 and December 31, 2014, the Company did not have any liabilities that were measured at fair value on a recurring basis.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans that are measured at fair value on a nonrecurring basis include collateral dependent loans for which an impairment has been recorded by the Company based on the fair value of the loan's collateral, net of expected selling costs. Fair value is generally determined based upon independent third party appraisals or valuations of the collateral properties. The discount rates used on collateral dependent loans vary based on the type of collateral. The range of discount rates used for real estate collateral ranged from 20% to 25% at September 30, 2015 as compared to 10% to 35% at December 31, 2014; the weighted-average rate was 21% as of September 30, 2015 as compared to 20% at December 31, 2014. Inventory is generally discounted at 50%, equipment is generally discounted by 30% to 50% and accounts receivable are generally discounted by 20%. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. The fair value consists of the loan balance less any valuation allowance. The valuation allowance amount is calculated as the difference between the recorded investment in a loan and the discounted collateral value.

At September 30, 2015, the cumulative fair value of eight impaired collateral-dependent loans with individual allowance allocations totaled $4.6 million, net of valuation allowances of $5.3 million, and the fair value of impaired loans that were partially charged off during the first nine months of 2015 totaled $3.5 million at September 30, 2015, net of charge-offs of $1.3 million. At December 31, 2014, the cumulative fair value of nine impaired loans with individual allowance allocations totaled $3.9 million, net of valuation allowances of $5.6 million, and the fair value of impaired collateral dependent loans that were partially charged off during 2014 totaled $5.3 million at December 31, 2014, net of charge-offs of $2.4 million. The Company's impaired loans are more fully discussed in Note 4.

Foreclosed Assets (Carried at Lower of Cost or Fair Value)

The fair value of real estate acquired through foreclosure is based on independent third party appraisals of the properties, less estimated selling costs. A standard discount rate of 15%, to cover estimated costs to sell the property, is generally used on the most recent appraisal to determine the fair value of the real estate. These assets are included as Level 3 fair values, based upon the lowest level of unobservable input that is significant to the fair value measurements. At September 30, 2015, the carrying value of foreclosed assets with valuation allowances recorded subsequent to initial foreclosure was $170,000, which was net of a valuation allowance of $80,000. At December 31, 2014, there were no foreclosed assets with a valuation allowance recorded subsequent to initial foreclosure.

The determination of the fair value of assets measured on a nonrecurring basis is sensitive to changes in economic conditions and can fluctuate in a relatively short period of time. For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired collateral dependent loans with specific allocations	$4,564	$—	$—	$4,564
Impaired collateral dependent loans net of partial charge-offs	3,477	—	—	3,477
Foreclosed assets	170	—	—	170
Total	$8,211	$—	$—	$8,211

		Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired collateral dependent loans with specific allocations	$3,882	$—	$—	$3,882
Impaired collateral dependent loans net of partial charge-offs	5,263	—	—	5,263
Total	$9,145	$—	$—	$9,145

The Company's policy is to recognize transfers between levels as of the beginning of the period. There were no transfers between Levels 1 and 2 or between Levels 2 and 3 for the nine months ended September 30, 2015.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following valuation techniques were used to estimate the fair values of the Company's financial instruments at September 30, 2015 and December 31, 2014:

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. Loans held for sale at September 30, 2015 and December 31, 2014 did not have any write-downs to fair value and were carried at cost.

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

Restricted Investments in Bank Stock (Carried at Cost)

The carrying amount of restricted investments in bank stock approximates fair value and considers the limited marketability of such securities. The restricted investments in bank stock consisted of FHLB and Atlantic Community Bankers Bank (ACBB) stock at September 30, 2015 and December 31, 2014.

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

The estimated fair values of the Company's financial instruments were as follows:

Fair Value Measurements at September 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$47,995	$47,995	$47,995	$—	$—
Securities	726,988	728,020	—	728,020	—
Loans, held for sale	5,380	5,856	—	—	5,856
Loans receivable, net	2,070,962	2,076,158	—	—	2,076,158
Restricted investments in bank stock	11,775	11,775	—	—	11,775
Accrued interest receivable	7,188	7,188	7,188	—	—
Financial liabilities:
Deposits	$2,445,487	$2,448,381	$—	$—	$2,448,381
Short-term borrowings	200,295	200,295	200,295	—	—
Long-term debt	25,000	24,932	—	—	24,932
Accrued interest payable	350	350	350	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$42,832	$42,832	$42,832	$—	$—
Securities	853,032	847,961	—	847,961	—
Loans, held for sale	4,996	5,037	—	—	5,037
Loans receivable, net	1,973,536	1,980,846	—	—	1,980,846
Restricted investments in bank stock	15,223	15,223	—	—	15,223
Accrued interest receivable	7,349	7,349	7,349	—	—
Financial liabilities:
Deposits	$2,380,672	$2,383,085	$—	$—	$2,383,085
Short-term borrowings	333,475	333,475	333,475	—	—
Accrued interest payable	325	325	325	—	—
Off-balance sheet instruments:
Standby letters of credit	$—	$—	$—	$—	$—
Commitments to extend credit	—	—	—	—	—

NOTE 9.	Income Taxes

The tax provision for federal income taxes was $2.8 million for the third quarter of 2015 and $2.5 million for the third quarter of 2014. The effective tax rate was 36% for the quarter ended September 30, 2015 compared to 31% for the quarter ended September 30, 2014. The effective tax rate increased in the third quarter of 2015 relative to the same period in 2014 primarily due to merger-related expenses which are not entirely deductible for federal income tax purposes.

The tax provision for federal income taxes was $7.6 million for the first nine months of 2015, compared to $6.6 million for the same period in 2014. The effective tax rates were 34% and 30% for the first nine months ended September 30, 2015 and September 30, 2014, respectively. The effective tax rate increased in the first nine months of 2015 relative to the same period in 2014 primarily due to merger-related expenses incurred during the third quarter of 2015 and the accelerated full vesting of all outstanding employee stock options incurred in the second quarter of 2015, which were not entirely deductible for federal income tax purposes.

NOTE 10.	Long-term Debt

During the nine months ended September 30, 2015, the Company borrowed a total of $25.0 million from FHLB long-term fixed-rate advances, composed of three separate advances that are presented in the table that follows.

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

On September 22, 2015, Metro provided the sole shareholder of the Company’s Series A $10 par value noncumulative nonvoting preferred stock (Preferred Stock) a notice of proposed redemption at the redemption price of $25 per share plus all unpaid dividends (as provided for in the Preferred Stock Agreement between Metro and the sole shareholder).  On October 23, 2015, the Company redeemed and permanently retired all 40,000 shares of previously-issued Preferred Stock with a total redemption payment of $1.0 million plus $25,000 of unpaid dividends.

NOTE 12.	Business Combinations

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion and Analysis) which analyzes the major elements of Metro Bancorp Inc.'s (Metro or the Company) balance sheet as of September 30, 2015 compared to December 31, 2014 and in some instances September 30, 2014 and statements of income for the three and nine months ended September 30, 2015 compared to the same periods in 2014. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

While we believe our plans, objectives, goals, expectations, anticipations, estimates and intentions as reflected in these forward-looking statements are reasonable, we can give no assurance that any of them will be achieved. You should understand that various factors, in addition to those discussed elsewhere in this Form 10-Q, in the Company's Form 10-K and incorporated by reference in this Form 10-Q, could affect our future results and could cause results to differ materially from those expressed in these forward-looking statements, including:

•	the inability to complete the proposed merger with FNB, including obtaining regulatory approvals, in a timely manner or at all;

•	the possibility that any of the anticipated benefits of the proposed merger will not be realized;

•	the effect of the announcement of the merger on Metro’s, FNB’s or the combined company’s respective business relationships, operating results and business generally;

•	diversion of management’s attention from ongoing business operations and opportunities;

•	difficulties and delays in integrating Metro's businesses with those of FNB;

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
Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these factors or any of our forward-looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward looking statements, whether written or oral, that may be made from time to time by or on behalf of us except as required by applicable law.

Additional Information and Where to Find It

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. This communication may be deemed to be solicitation material in respect of the proposed merger between FNB and Metro. In connection with the proposed merger, FNB has filed a registration statement on Form S-4 with the SEC, containing a preliminary joint proxy statement of Metro and FNB and a preliminary prospectus of FNB. The final joint proxy statement/prospectus will be delivered to Metro’s and FNB’s shareholders. This communication is not a substitute for the registration statement, definitive joint proxy statement/prospectus or any other documents that FNB or Metro may file with the SEC or send to shareholders in connection with the proposed merger. SHAREHOLDERS ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE JOINT PROXY STATEMENT/PROSPECTUS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.

Shareholders will be able to obtain copies of the joint proxy statement/prospectus and other documents filed with the SEC (when available) free of charge at the SEC’s website, http://www.sec.gov. In addition, investors and security holders may obtain free copies of the documents FNB has filed with the SEC by contacting James Orie, Chief Legal Officer, F.N.B. Corporation, One F.N.B. Boulevard, Hermitage, PA 16148, telephone: (724) 983-3317; and free copies of the documents Metro has filed with the SEC by contacting Investor Relations (Sherry Richart), Metro Bancorp, Inc., 3801 Paxton Street, Harrisburg, PA 17111, telephone: (717) 412-6301.

Participants in Solicitation

FNB, Metro and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed merger. Information about the directors and executive officers of FNB is set forth in the proxy statement for FNB’s 2015 Annual Meeting of Shareholders, which was filed with the SEC on April 1, 2015, and FNB’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 27, 2015. Information about the directors and executive officers of Metro is set forth in the proxy statement for Metro’s 2015 Annual Meeting of Shareholders, which was filed with the SEC on May 22, 2015, and Metro’s Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2014, filed on March 16, 2015 and April 30, 2015, respectively. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the SEC. You may obtain free copies of these documents as described above.

EXECUTIVE SUMMARY

On August 4, 2015, Metro announced that it had entered into an Agreement and Plan of Merger (the Merger Agreement) with F.N.B. Corporation (FNB). Subject to the terms and conditions set forth in the Merger Agreement, Metro will merge with and into FNB (the Merger), with FNB surviving the Merger, and, at the effective time of the Merger, each outstanding share of common stock, par value $1.00 per share, of Metro (other than certain shares held by Metro, FNB or their subsidiaries) will be converted into the right to receive 2.373 shares, par value $0.01 per share, of FNB common stock, with cash payable in lieu of fractional shares. Pending regulatory and shareholder approval, we expect to finalize the merger transaction in the first quarter of 2016.

For the period ended September 30, 2015, Metro continued to strengthen its balance sheet with solid loan growth of 10% and deposit growth of 5%, year over year, as the Company manages its balance sheet ahead of the planned merger with and into FNB. The Company's revenues continued to grow and Metro exhibited continued improvement in its normalized earnings performance, after considering the impact of $1.7 million pretax merger-related expenses for the quarter.

Income statement and balance sheet highlights for the three and nine months ended September 30, 2015 are detailed below.

Income Statement Highlights:

•
The Company recorded net income of $4.8 million, or $0.33 per diluted common share, for the third quarter of 2015 compared to net income of $5.5 million, or $0.38 per diluted common share, for the same period one year ago; a $686,000, or 12%, decrease. Exclusive of net gains on the sales/calls of securities and certain nonrecurring expenses, adjusted net income was $6.3 million*, or $0.44 per diluted common share*, for the third quarter of 2015 compared to $5.5 million, or $0.38 per diluted common share, for the same period one year ago. Net income for the first nine months of 2015 totaled $14.7 million, or $1.02 per diluted common share; down $812,000, or 5%, from $15.5 million, or $1.07 per diluted common share recorded for the first nine months of 2014. Adjusted net income for the first nine months of 2015 totaled $17.9 million*, or $1.25 per diluted common share*, compared to $15.5 million, or $1.07 per diluted common share, recorded for the first nine months of 2014.

•
Net income for the nine months ended September 30, 2015 was negatively impacted by several nonrecurring noncash expenses, including (1) $1.7 million of merger-related expenses during the third quarter of 2015, (2) $1.4 million of stock-based compensation expense during the second quarter of 2015 due to the immediate vesting of all outstanding employee stock options triggered by a provision in the Company's Employee Stock Option and Restricted Stock Plan, (3) a $499,000 write-off of pre-construction costs during the second quarter of 2015 related to a terminated land lease agreement for a planned future store, and (4) $755,000 of accelerated depreciation expense during the first six months of 2015 due to closing two stores. These expenses were partially offset by $428,000 net gains on sales of securities during the first nine months of 2015.

•
Total revenues (net interest income plus noninterest income) for the third quarter of 2015 were $33.4 million, up $916,000, or 3%, over total revenues of $32.5 million for the same quarter one year ago. Total revenues for the first nine months of 2015 increased $6.6 million, or 7%, over the first nine months of 2014.

•
Return on average stockholders' equity (ROE) was 7.03% for the third quarter of 2015, compared to 8.67% for the same period last year. Exclusive of net gains on sales/calls of securities and certain nonrecurring expenses, adjusted ROE was 9.23%* for the third quarter of 2015 compared to 8.64% for the same period last year. ROE for the first nine months of 2015 was 7.28%, compared to 8.47% for the first nine months of 2014. Adjusted ROE for the first nine months of 2015 was 8.88%* compared to 8.45% for the first nine months of 2014.

•
The Company's net interest margin on a fully-taxable basis for the third quarter of 2015 was 3.64%, compared to 3.57% for the third quarter of 2014. The Company's deposit cost of funds for the third quarter of 2015 was 0.27%, the same as the third quarter one year ago.

•
The provision for loan losses totaled $2.3 million for the third quarter of 2015, compared to $2.1 million for the third quarter one year ago. The provision for loan losses for the first nine months of 2015 increased $2.3 million, or 55%, over the first nine months of 2014.

•
Noninterest expenses for the third quarter of 2015 were $23.6 million, up $1.2 million, or 5%, over the same quarter last year. Total noninterest expenses for the first nine months of 2015 were up $4.2 million, or 6%, compared to the first nine months of 2014. The increase for both the third quarter and the first nine months of 2015 are primarily related to the four nonrecurring events previously mentioned in addition to the Company reserving $1.0 million of loan expense in the first quarter of 2015 related to the possibility that the Company may be required to fully perform under one specific unsecured standby letter of credit.

•
The efficiency ratio was 70.6% for the third quarter of 2015 compared to 68.9% for the third quarter one year ago. Exclusive of net gains on sales/calls of securities and certain nonrecurring expenses, the adjusted efficiency ratio was 65.5%* for the third quarter of 2015 compared to 68.9%* for the same period last year. The efficiency ratio for the first nine months of 2015 was 71.7% compared to 72.2%* for the first nine months of 2014. The adjusted efficiency ratio for the first nine months of 2015 was 67.6%* compared to 72.3% for the first nine months of 2014.

* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

Balance Sheet Highlights:

•	Loan growth continues as net loans grew to $2.07 billion and were up $181.9 million, or 10%, over the third quarter 2014.

•	Nonperforming assets were 1.42% of total assets at September 30, 2015, compared to 1.36% of total assets one year ago.

•
Total deposits at September 30, 2015 were $2.45 billion, up $113.6 million, or 5%, compared to same time last year. Total core deposits grew $118.9 million, or 6%, over the past twelve months and totaled $2.28 billion at September 30, 2015.

•	Metro's capital levels remain strong with a Tier 1 Leverage ratio of 9.34%, a common equity tier 1 (CET1) capital ratio of 12.01% and a total risk-based capital ratio of 13.25%.

•
Stockholders' equity totaled $277.6 million, or 9%, of total assets at the end of the third quarter 2015, up $24.2 million, or 10%, over the past twelve months. At September 30, 2015, the Company's book value per share was $19.57, up $1.81, or 10%, per common share over September 30, 2014. The market price of Metro's common stock increased by 21% from $24.25 per common share at September 30, 2014 to $29.39 per common share at September 30, 2015.

Financial highlights are summarized below:

TABLE 1

	At or for the three months ended September 30,			For the nine months ended September 30,
(dollars in thousands, except per share data)	2015	2014	% Change	2015	2014	% Change
Total assets	$2,966,160	$2,959,847	—%
Total loans (net)	2,070,962	1,889,080	10
Total deposits	2,445,487	2,331,849	5
Total stockholders' equity	277,598	253,362	10
Total revenues	$33,400	$32,484	3%	$101,029	$94,387	7%
Provision for loan losses	2,250	2,100	7	6,350	4,100	55
Total noninterest expenses	23,576	22,376	5	72,407	68,179	6
Net income	4,815	5,501	(12)	14,714	15,526	(5)
Adjusted net income*	6,326	5,484	15	17,949	15,502	16
Diluted net income per common share	$0.33	$0.38	(13)	$1.02	$1.07	(5)
Adjusted diluted net income per common share*	0.44	0.38	16	1.25	1.07	17
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles require our management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from those estimates. Management makes adjustments to its assumptions and estimates when facts and circumstances dictate. We evaluate our estimates and assumptions on an ongoing basis and predicate those estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Metro’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2015, which were unchanged from the policies disclosed in Metro’s 2014 Form 10-K. Management believes the following critical accounting policies encompass the more significant assumptions and estimates used in preparation of our consolidated financial statements.

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

The Company assesses whether or not the deferred tax assets would be realized in the future if the Company would not have future taxable income to use as an offset. If future taxable income is not expected to be available to use, a valuation allowance is required to be recognized. A valuation allowance would result in additional income tax expense in the period. The Company assesses if it is more likely than not that a deferred tax asset will not be realized. The determination of a valuation allowance is subjective and dependent upon judgment concerning both positive and negative evidence to support that the net deferred tax assets will be utilized. In order to evaluate whether or not a valuation allowance is necessary, the Company uses current forecasts of future income, the ability to carryback losses to preceding years, reviews possible tax planning strategies and assesses current and future economic and business conditions. Negative evidence utilized would include any cumulative losses in previous years and general business and economic trends. At September 30, 2015, the Company conducted such an analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary. A valuation allowance, if required, could have a significant impact on the Company's future earnings.

RESULTS OF OPERATIONS

Total revenues were $33.4 million for the third quarter of 2015, up $916,000, or 3%, over total revenues of $32.5 million for the third quarter in 2014.

For the first nine months of 2015, total revenues were $101.0 million, a $6.6 million, or 7%, increase over the first nine months of 2014.

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

TABLE 2

	Three months ended September 30,						Nine months ended September 30,
	2015			2014			2015			2014
(dollars in thousands)	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets
Investment securities:
Taxable	$726,097	$4,238	2.33%	$885,232	$5,187	2.34%	$759,123	$13,945	2.45%	$873,251	$15,251	2.33%
Tax-exempt	39,694	370	3.73	37,869	353	3.73	39,692	1,110	3.73	33,271	939	3.76
Total securities	765,791	4,608	2.41	923,101	5,540	2.40	798,815	15,055	2.51	906,522	16,190	2.38
Total loans	2,085,290	23,731	4.47	1,885,057	22,027	4.59	2,051,953	69,626	4.49	1,831,028	63,782	4.61
Total interest-earning assets	2,851,081	$28,339	3.91%	2,808,158	$27,567	3.87%	2,850,768	$84,681	3.93%	2,737,550	$79,972	3.87%
Allowance for loan losses	(25,986)			(24,071)			(25,773)			(24,126)
Other noninterest-earning assets	156,910			143,848			156,745			139,399
Total assets	$2,982,005			$2,927,935			$2,981,740			$2,852,823
Liabilities and Stockholders' Equity
Interest-bearing deposits:
Regular savings	$521,504	$360	0.27%	$461,451	$323	0.28%	$532,645	$1,095	0.27%	$462,189	$978	0.28%
Interest checking and money market	1,014,035	677	0.27	977,220	662	0.27	1,021,142	2,021	0.26	970,602	1,960	0.27
Time deposits	133,210	391	1.16	129,524	363	1.11	131,388	1,111	1.13	126,740	1,011	1.07
Public time and other noncore deposits	172,781	175	0.40	161,861	142	0.35	175,826	483	0.37	154,914	376	0.32
Total interest-bearing deposits	1,841,530	1,603	0.35	1,730,056	1,490	0.34	1,861,001	4,710	0.34	1,714,445	4,325	0.34
Short-term borrowings	295,301	259	0.34	428,440	331	0.30	283,023	693	0.32	391,132	840	0.28
Long-term debt	25,000	85	1.32	14,941	325	8.71	23,718	238	1.32	15,511	939	8.07
Total interest-bearing liabilities	2,161,831	$1,947	0.36%	2,173,437	$2,146	0.39%	2,167,742	$5,641	0.35%	2,121,088	$6,104	0.38%
Demand deposits (noninterest-bearing)	528,630			485,564			523,412			469,578
Other liabilities	19,678			17,252			20,336			16,943
Total liabilities	2,710,139			2,676,253			2,711,490			2,607,609
Stockholders' equity	271,866			251,682			270,250			245,214
Total liabilities and stockholders' equity	$2,982,005			$2,927,935			$2,981,740			$2,852,823
Net interest income and margin on a tax-equivalent basis		$26,392	3.64%		$25,421	3.57%		$79,040	3.67%		$73,868	3.57%
Tax-exempt adjustment		467			566			1,485			1,683
Net interest income and margin		$25,925	3.58%		$24,855	3.49%		$77,555	3.60%		$72,185	3.49%

A summary of net interest income on a tax-equivalent basis, net interest margin on a fully tax-equivalent basis and net interest rate spread is presented in Table 3 below:

TABLE 3

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Interest income on tax-equivalent basis	$28,339	$27,567	$772	3%	$84,681	$79,972	$4,709	6%
Interest expense	1,947	2,146	(199)	(9)%	5,641	6,104	(463)	(8)%
Net interest income on a tax-equivalent basis	$26,392	$25,421	$971	4%	$79,040	$73,868	$5,172	7%
Net interest margin fully tax-equivalent	3.64%	3.57%			3.67%	3.57%
Net interest rate spread	3.55%	3.48%			3.58%	3.49%

Table 4 demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by us on such assets and liabilities. For purposes of this table, nonaccrual loans have been included in the average loan balances and tax-exempt loans and securities are reported on a fully-taxable equivalent basis.

TABLE 4

	Three months ended			Nine months ended
	Increase (Decrease)			Increase (Decrease)
September 30, 2015 versus 2014	Due to Changes in (1)			Due to Changes in (1)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest on securities:
Taxable	$(892)	$(57)	$(949)	$(1,880)	$574	$(1,306)
Tax-exempt	17	—	17	175	(4)	171
Interest on loans	2,402	(698)	1,704	7,621	(1,777)	5,844
Total interest income	1,527	(755)	772	5,916	(1,207)	4,709
Interest on deposits:
Regular savings	32	5	37	135	(18)	117
Interest checking and money market	9	6	15	55	6	61
Time deposits	60	(32)	28	187	(87)	100
Public funds time and other noncore deposits	14	19	33	68	39	107
Short-term borrowings	(103)	31	(72)	(232)	85	(147)
Long-term debt	(120)	(120)	(240)	(351)	(350)	(701)
Total interest expense	(108)	(91)	(199)	(138)	(325)	(463)
Net increase	$1,635	$(664)	$971	$6,054	$(882)	$5,172

(1)	Changes due to both volume and rate have been allocated on a pro rata basis to either rate or volume.

Third Quarter 2015 compared to Third Quarter 2014

Net interest income on a fully tax-equivalent basis (which adjusts for the tax-exempt status of income earned on certain loans and investment securities in order to show such income as if it were taxable) increased $1.0 million, or 4%, to $26.4 million for the third quarter of 2015 compared to $25.4 million for the third quarter 2014. The increase in net interest income was driven primarily by a higher level of average loans receivable, partially offset by a lower average level of investment securities and a lower weighted-average yield earned on the loan portfolio in the third quarter of 2015 compared to the same period of 2014. The decrease in the yield earned on loans receivable in the third quarter of 2015 was the result of the sustained low interest rate environment as legacy loans originated in prior years with higher interest rates continued to pay down and thus make up a smaller portion of total loans receivable.

Interest income on a tax-equivalent basis for the third quarter 2015 totaled $28.3 million, an increase of $772,000, or 3%, over the same period in 2014. This increase was primarily related to the above-mentioned increase in the level of average loans receivable partially offset by a lower average level of investments and lower yields earned on the overall loan portfolio.

During the third quarter of 2015, average interest-earning assets were $2.85 billion, an increase of $42.9 million, or 2%, over the third quarter of 2014. This was the result of an increase in the average balance of loans receivable (including loans held for sale) of $200.2 million, or 11%, partially offset by a decrease in the average balance of investment securities of $157.3 million, or 17%. This investment balance decrease was a component of the Company’s strategic management of its interest rate risk position, as securities with embedded average life and duration extension risk were sold. The cash flows from these sales and periodic principal repayments of other fixed-rate investments were intentionally not fully reinvested to better align the portfolio for a rising interest rate environment.

The tax-equivalent yield on total interest-earning assets increased by 4 basis points (bps), from 3.87% in the third quarter of 2014 to 3.91% in 2015. This yield increase reflected a more favorable composition of earning assets; loans represented 73% of earning assets in the third quarter of 2015 versus 67% of earning assets in the third quarter of 2014. Loans are the highest yielding asset within the interest earning asset portfolio, and as a result of their increased composition, the tax-equivalent yield on interest earning assets improved despite a 12 basis point (bp) decrease in the loan yield from the third quarter of 2014. The lower loan yield reflected both a change in composition between floating and fixed rate loans as well as the continued effect of a low interest rate environment. Floating rate loans represented approximately 50% of our total loans receivable portfolio at September 30, 2015 and 44% of total loans receivable at September 30, 2014. The interest rates charged on the majority of these floating-rate loans are based on either the prime lending rate or London Interbank Offered Rate (LIBOR) and are currently lower than the interest rates associated with the fixed rate loans in our portfolio. As loans which we originated in prior years with higher fixed interest rates continued to amortize and/or mature throughout the third quarter of 2015, we reinvested these cash flows in new loan originations at lower yields given the current continued low interest rate environment. This has reduced our loan yields and somewhat constrained our growth in interest income, even though our average earning assets grew 2% in the third quarter of 2015 over the third quarter of 2014. Despite expectations that the Federal Reserve will likely raise interest rates in the short-term future, we expect this trend of decreasing yields on our interest-earning asset portfolio could continue further in 2015, due to lower replacement yields on new loans continuing to be lower than the interest rates of legacy loans originated in the higher interest rate environment of prior years. See the Interest Rate Sensitivity section later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Interest expense for the third quarter of 2015 decreased $199,000, or 9%, from $2.1 million in the third quarter of 2014 to $1.9 million in the third quarter of 2015. This decrease resulted partially from a reduction in interest expense related to long-term debt due to the September 2014 call and retirement by the Company of $15.0 million Trust Capital Securities at par with an interest rate of 7.75%, offset partially by $25.0 million of new Federal Home Loan Bank (FHLB) long-term borrowings. Interest expense was further reduced by a $133.1 million decrease in the average balance of short-term borrowings in the third quarter of 2015 compared to the same period in 2014. Partially offsetting the effects of these reductions were growth in the average level of interest-bearing deposits of $111.5 million, or 6%, as well as an increase in the average rate paid on short-term borrowings to 0.34% in the third quarter of 2015 compared to 0.30% in the third quarter of 2014. The average rate paid on interest-bearing deposits in the third quarter of 2015 was 0.35% compared to 0.34% in the third quarter of 2014.

A $154.5 million increase in average total deposits was the primary source of funding for the $42.9 million growth in average interest-earning assets. The average balance of interest-bearing deposits increased $111.5 million over the past twelve months and the average balance of noninterest-bearing demand deposits increased $43.0 million. The average balance of long-term debt increased $10.1 million, while average short-term borrowings decreased $133.1 million.

Our average deposit cost of funds remained the same at 0.27% in both the third quarters of 2015 and 2014. At September 30, 2015, $627.1 million, or 26%, of our total deposits were those of local municipalities, school districts, not-for-profit organizations or corporate cash management customers, where the interest rates paid are generally tied to an internally managed index rate. If short-term market interest rates increase, the deposit cost of funds will increase according to the increase in the respective index to which their interest rates are tied. The aggregate average cost of all interest-bearing funding sources for the Company was 0.36% in the third quarter of 2015, compared to 0.39% in the third quarter of 2014.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Net interest income on a fully tax-equivalent basis increased $5.2 million, or 7%, to $79.0 million for the first nine months of 2015 over $73.9 million in the first nine months of 2014. The increase in net interest income was driven primarily by a higher level of average loans receivable, partially offset by a lower average level of investment securities and a lower weighted-average yield earned on the loan portfolio in 2015 compared to 2014. The impact of the lower overall loan yields on the Company’s net interest income in the first nine months of 2015 was partially offset by continued efforts to manage down the Company’s cost of funds through the call and retirement of $15.0 million Trust Capital Securities at par with an interest rate of 7.75% in September 2014.

Interest income on a tax-equivalent basis for the first nine months of 2015 totaled $84.7 million, an increase of $4.7 million, or 6%, over the first nine months of 2014. This increase was related to the above-mentioned increase in the level of average loans receivable partially offset by a lower average level of investment securities and lower yields earned on the overall loan portfolio due to the sustained low interest rate environment throughout 2015.

During the first nine months of 2015, average interest-earning assets were $2.85 billion, an increase of $113.2 million, or 4%, over the comparable period in 2014. This was the result of an increase in the average balance of loans receivable (including loans held for sale) of $220.9 million, or 12%, partially offset by a decrease in the average balance of investment securities of $107.7 million, or 12%.

The tax-equivalent yield on total interest-earning assets increased by 6 bps, from 3.87% in the first nine months of 2014 to 3.93% in the first nine months of 2015. This increase primarily resulted from a more favorable composition of interest-earning assets due to the previously mentioned loan balance increase and investment balance decrease. A $555,000 special FHLB dividend paid in February 2015 also contributed to the earning asset yield increase. It is important to note that the special dividend from FHLB is unlikely to occur in the future at such high levels.

Interest expense for the first nine months of 2015 decreased $463,000, or 8%, to $5.6 million from $6.1 million in the first nine months of 2014. The average rate paid on interest-bearing deposits in the first nine months of 2015 was 0.34%, the same as the comparable period of 2014, while the average rate paid on short-term borrowings increased in the first nine months of 2015 to 0.32% from 0.28% in the first nine months of 2014. Interest expense related to long-term debt decreased by $701,000 compared to the first nine months of 2014 as a result of the previously mentioned call and retirement of $15.0 million Trust Capital Securities at par with an interest rate of 7.75%, partially offset by the purchase of $25.0 million of FHLB long-term debt in the first quarter of 2015 with an average interest rate of 1.32%.

The $200.4 million increase in average total deposits was the primary source of funding for the $113.2 million growth in average interest-earning assets as well as pay downs of short-term borrowings. The average balance of interest-bearing deposits increased $146.6 million, or 9%, over the past twelve months and the average balance of noninterest-bearing demand deposits increased $53.8 million, or 11%.

Our average deposit cost of funds remained at 0.26% in the first nine months of 2015, the same as for the first nine months of 2014. Average short-term borrowings decreased by $108.1 million, or 28%, from $391.1 million in the first nine months of 2014 to $283.0 million in the first nine months of 2015. The average cost of this nondeposit funding source increased to 0.32% in 2015 from 0.28% in 2014, due to higher average rates on short-term FHLB advances. The average outstanding balance of long-term debt increased from $15.5 million in the first nine months of 2014 to $23.7 million in the first nine months of 2015. See Note 10 of Notes to Consolidated Financial Statements for the period ended September 30, 2015 included herein for further discussion regarding long-term debt. The aggregate average cost of all interest-bearing funding sources for the Company was 0.35% in the first nine months of 2015, compared to 0.38% in the comparable period of 2014.

Provision for Loan Losses

Management undertakes a rigorous and consistently applied process in order to evaluate the ALL and to determine the level of provision for loan losses, as previously stated in the Application of Critical Accounting Policies. As stated in this policy, the Company uses a two-year period of actual historical losses when determining the allowance for loans that are evaluated collectively. Management continuously assesses the quality of the Company's loan portfolio in conjunction with the current state of the economy and its impact on our borrowers repayment ability and on loan collateral values in order to determine the appropriate historical loss period to use in our quantitative analysis. Considering these factors, management continued to use a two-year historical loss period in the third quarter of 2015 in determining the adequacy of the ALL. Management believes that the provision for loan losses for the nine months ended September 30, 2015 adequately supports the allowance balance at September 30, 2015.

The following table presents the allowance for loan losses and nonperforming loan balances along with related ratios:

TABLE 5

	As of	As of	As of
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Allowance for loan losses	$26,742	$24,998	$24,540
Allowance as a percentage of total period-end loans	1.27%	1.25%	1.28%
Total nonperforming loans	$36,212	$35,411	$33,175
Nonperforming loans to total loans	1.73%	1.77%	1.73%

The following table presents information regarding the provision for loan losses and net loan charge-offs:

TABLE 6

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Provision for loan losses	$2,250	$2,100	$6,350	$4,100
Net loan charge-offs	(1,379)	(1,831)	(4,606)	(2,670)

See the Loan and Asset Quality and the Allowance for Loan Losses sections presented later in this Management's Discussion and Analysis for further discussion regarding nonperforming loans and our methodology for determining the provision for loan losses.

Noninterest Income

TABLE 7

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Card income	$3,948	$3,828	$120	3%	$11,948	$11,643	$305	3%
Service charges on deposit accounts	2,247	2,399	(152)	(6)	6,440	6,668	(228)	(3)
Other noninterest income	1,169	1,122	47	4	3,614	3,326	288	9
Net gains on sales of loans	99	254	(155)	(61)	1,044	528	516	98
Net gains on sales of securities	12	26	(14)	(54)	428	37	391	1,057
Total noninterest income	$7,475	$7,629	$(154)	(2)%	$23,474	$22,202	$1,272	6%

Total noninterest income for the third quarter of 2015 decreased by $154,000, or 2%, from the same period in 2014 due to a lower level of gains recorded on sales of loans as well as investment securities. Total noninterest income for the first nine months of 2015 increased by $1.3 million, or 6%, over the same period last year. The increase was primarily related to net gains on the sales/calls of investments securities as well as higher levels of gains recognized on the sale of Small Business Administration (SBA) loans on the secondary market during 2015. Noninterest income is composed of card income, service charges on deposit accounts, other miscellaneous noninterest income, net gains on sales of loans, and net gains or losses on sales of securities.

Noninterest Expenses

TABLE 8

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$10,481	$11,204	$(723)	(6)%	$33,444	$33,686	$(242)	(1)%
Occupancy	2,096	2,133	(37)	(2)	7,237	6,712	525	8
Furniture and equipment	689	908	(219)	(24)	2,143	2,932	(789)	(27)
Advertising and marketing	432	519	(87)	(17)	1,194	1,288	(94)	(7)
Data processing	3,658	3,223	435	13	10,888	9,793	1,095	11
Regulatory assessments and related fees	535	544	(9)	(2)	1,658	1,697	(39)	(2)
Telephone	855	838	17	2	2,506	2,664	(158)	(6)
Loan expense	473	153	320	209	2,081	1,169	912	78
Merger-related expenses	1,691	—	1,691	—	1,691	—	1,691	—
Professional services	300	371	(71)	(19)	1,759	973	786	81
State shares tax	485	545	(60)	(11)	1,583	1,631	(48)	(3)
Other	1,881	1,938	(57)	(3)	6,223	5,634	589	10
Total noninterest expenses	$23,576	$22,376	$1,200	5%	$72,407	$68,179	$4,228	6%

Third Quarter 2015 compared to Third Quarter 2014

Noninterest expenses increased by $1.2 million, or 5%, for the third quarter of 2015 compared to the same period in 2014. A detailed comparison of noninterest expenses for certain categories for the three months ended September 30, 2015 and September 30, 2014 is presented in the following paragraphs.

Salary and employee benefits expenses, which represent the largest component of noninterest expenses, decreased by $723,000, or 6%, for the third quarter of 2015 compared to the third quarter of 2014. This decrease was primarily due to a decrease in the number of full-time equivalent employees and a decrease in self-insured medical claims expense.

Furniture and equipment expenses totaled $689,000 for the third quarter of 2015, a decrease of $219,000, or 24%, from the third quarter of 2014. This decrease was due to certain furniture and equipment that became fully depreciated during 2014, resulting in less depreciation expense in the third quarter of 2015.

Data processing expenses for the third quarter of 2015 increased $435,000, or 13%, compared to the third quarter of 2014, primarily due to higher processing costs from third party service providers during the third quarter of 2015.

Loan expense totaled $473,000 for the third quarter of 2015, an increase of $320,000, or 209%, over the third quarter of 2014. This increase was due to legal expenses related to one specific loan as well as SBA loan portfolio growth related costs.

Merger-related expenses for the third quarter of 2015 were $1.7 million due to the proposed merger with FNB. These merger-related costs were primarily associated with investment banking, legal and consulting services utilized by Metro. There were no merger-related costs in 2014.

The remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor fluctuations for the third quarter of 2015 compared to the third quarter of 2014.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

For the first nine months of 2015, noninterest expenses increased $4.2 million, or 6%, compared to the first nine months of 2014. A detailed comparison of noninterest expenses for certain categories for the nine months ended September 30, 2015 and 2014 is presented in the following paragraphs.

Salary expenses and employee benefits for the first nine months of 2015 decreased by $242,000, or 1%, compared to the first nine months of 2014. This was primarily a result of a decrease in full-time equivalent employees and a decrease in self-insured medical claims expense, partially offset by $1.4 million of accelerated stock-based compensation expense recorded during the second quarter of 2015. That expense was a result of the immediate vesting of all outstanding options under Metro's 2006 Employee Stock Option and Restricted Stock Plan which was triggered by a provision in the Plan associated with a change in the make up of the Company's board of directors during a specified period of time as delineated in the Plan.

Occupancy expense for the first nine months of 2015 increased $525,000, or 8%, compared to the first nine months of 2014. This increase was due to the Company accelerating the remaining depreciation on certain assets during the first half of 2015 as a result of the closure of two store locations effective June 30, 2015.

Furniture and equipment expenses totaled $2.1 million for the first nine months of 2015, a decrease of $789,000, or 27%, from the first nine months of 2014. This decrease was due to certain furniture and equipment that became fully depreciated during 2014, resulting in less depreciation expense in the first nine months of 2015.

Data processing for the first nine months of 2015 increased by $1.1 million, or 11%, compared to the first nine months of 2014, primarily due to higher processing costs from third party service providers during the first nine months of 2015.

Loan expense totaled $2.1 million for the first nine months of 2015, an increase of $912,000, or 78%, compared to the same period in 2014 due in large part to the Company reserving $1.0 million of loan expense during the first quarter of 2015 related to the possibility that the Company may be required to fully perform under one specific unsecured standby letter of credit, as well as legal expenses related to one specific loan and SBA loan portfolio growth related expenses.

Merger-related expenses for the first nine months quarter of 2015 were $1.7 million due to the proposed merger with FNB. There were no merger-related costs in 2014.

Professional services totaled $1.8 million for the first nine months of 2015, up $786,000, or 81%, over the first nine months of 2014, primarily due to higher levels of legal and advisory fees, primarily associated with shareholder relations matters.

Total other noninterest expense increased $589,000, or 10%, for the first nine months of 2015, compared to the first nine months of 2014, as a result of a $499,000 write-off of accumulated costs associated with a lease termination.

Each of the remaining noninterest expense categories shown on the Consolidated Statements of Income incurred minor increases or decreases for the first nine months of 2015 compared to the same period in 2014.

The following table presents information regarding the net noninterest expenses to average assets calculations as well as GAAP and non-GAAP operating efficiency ratios:

TABLE 9

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net noninterest expenses to average assets	2.14%	2.00%	2.19%	2.15%
Operating efficiency ratio	70.59%	68.88%	71.67%	72.23%
Adjusted operating efficiency ratio*	65.55%	68.94%	67.63%	72.26%
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

During the three and nine month periods ended September 30, 2015, these ratios were negatively impacted by several large nonrecurring, noncash charges within noninterest expenses, in spite of increases in net interest income and noninterest income compared to the same periods in 2014.

Provision for Federal Income Taxes

The following table presents information regarding the provision for federal income taxes and the effective and statutory tax rates:

TABLE 10

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for federal income taxes	$2,759	$2,507	$7,558	$6,582
Effective tax rate	36%	31%	34%	30%
Statutory tax rate	35%	35%	35%	35%

Compared to the same periods in 2014, the increases in the effective tax rate for the three and nine months ended September 30, 2015 were primarily due to merger-related expenses during the third quarter of 2015 and the the accelerated full vesting of all outstanding employee stock options in June 2015. These expenses are not fully-deductible for federal income tax purposes.

Net Income and Net Income per Common Share

The major categories of the income statement and their respective impact to the increase (decrease) in net income is presented below:

TABLE 11

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands, except per share data)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$25,925	$24,855	$1,070	4%	$77,555	$72,185	$5,370	7%
Provision for loan losses	2,250	2,100	150	7	6,350	4,100	2,250	55
Noninterest income	7,475	7,629	(154)	(2)	23,474	22,202	1,272	6
Noninterest expenses	23,576	22,376	1,200	5	72,407	68,179	4,228	6
Provision for income taxes	2,759	2,507	252	10	7,558	6,582	976	15
Net income	$4,815	$5,501	$(686)	(12)%	$14,714	$15,526	$(812)	(5)%
Net Income per Common Share
Basic	$0.34	$0.39	$(0.05)	(13)%	$1.04	$1.09	$(0.05)	(5)%
Diluted	0.33	0.38	(0.05)	(13)	1.02	1.07	(0.05)	(5)

Return on Average Assets and Average Stockholders' Equity

Return on average assets (ROA) measures our net income in relation to our total average assets. Return on average stockholders' equity (ROE) indicates how effectively we can generate net income on the capital invested by our stockholders. ROE is calculated by dividing annualized net income by average stockholders' equity. ROA and ROE for the second quarter and first nine months of 2015 were negatively impacted by the previously discussed nonrecurring expenses recorded during 2015.The annualized ratios for ROA and ROE are presented in the following table:

TABLE 12

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Return on average assets	0.64%	0.75%	0.66%	0.73%
Adjusted return on average assets*	0.84	0.74	0.80	0.73
Return on average stockholders' equity	7.03	8.67	7.28	8.47
Adjusted return on average stockholders' equity*	9.23	8.64	8.88	8.45
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

FINANCIAL CONDITION

Securities

An analysis of the Company's securities portfolio for the nine months ended and as of September 30, 2015 is presented in the following table:

TABLE 13

(dollars in thousands)	Available for Sale	Held to Maturity	Total
Securities portfolio as of December 31, 2014	$528,038	$324,994	$853,032
Purchases	—	52,105	52,105
Sales	(71,388)	(1,298)	(72,686)
Principal repayments/calls	(58,386)	(50,535)	(108,921)
Net discount accretion (premium amortization)	(199)	112	(87)
Unrealized gains	3,545	—	3,545
Securities portfolio as of September 30, 2015	$401,610	$325,378	$726,988
As of September 30, 2015:
Duration (in years)	4.6	4.3	4.5
Average life (in years)	5.1	5.0	5.1
Quarterly average yield (annualized)	2.27%	2.50%	2.37%

The Company maintains a securities portfolio in order to provide liquidity, to manage interest rate risk and to use as collateral on certain deposits and borrowings. Net of tax, the unrealized loss position on AFS securities included in stockholders' equity as accumulated other comprehensive income (loss) decreased by $2.3 million from an unrealized loss of $3.9 million at December 31, 2014 to an unrealized loss of $1.6 million at September 30, 2015 as the general level of market interest rates were lower at September 30, 2015 than they were at December 31, 2014, thus increasing the overall fair market value of Metro's AFS portfolio. The Company continues to redirect regular monthly cash flows from its investment portfolio into higher yield loan growth at this time.

See Note 3 of the Notes to the Interim Consolidated Financial Statements for the period ended September 30, 2015, included herein, for further analysis regarding the Company's securities portfolio.

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

During the first nine months of 2015, total gross loans receivable increased by $99.2 million and net loans receivable increased $97.4 million.

The following table reflects the composition of the Company's loan portfolio:

TABLE 14

(dollars in thousands)	September 30, 2015	% of Total	December 31, 2014	% of Total	$ Change	% Change
Commercial and industrial	$607,084	29%	$525,127	26%	$81,957	16%
Commercial tax-exempt	58,999	3	71,151	4	(12,152)	(17)
Owner occupied real estate	315,555	15	332,070	17	(16,515)	(5)
Commercial construction and land development	140,135	7	138,064	7	2,071	2
Commercial real estate	639,135	30	594,276	29	44,859	8
Residential	119,083	6	110,951	6	8,132	7
Consumer	217,713	10	226,895	11	(9,182)	(4)
Gross loans receivable	$2,097,704	100%	$1,998,534	100%	$99,170	5%
Less: ALL	26,742		24,998		1,744	7
Net loans receivable	$2,070,962		$1,973,536		$97,426	5%
Gross loans receivable as a percentage of total deposits	86%		84%
Gross loans receivable as a percentage of total assets	71%		67%

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

TABLE 15

(dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Nonperforming Assets
Nonaccrual loans:
Commercial and industrial	$10,850	$11,985	$12,375	$11,634	$7,974
Commercial tax-exempt	—	—	—	—	—
Owner occupied real estate	9,290	7,720	6,210	7,416	6,954
Commercial construction and land development	3,017	3,226	3,241	3,228	3,254
Commercial real estate	6,722	6,384	6,362	5,824	6,407
Residential	5,133	5,336	4,971	4,987	6,157
Consumer	1,200	1,177	1,573	1,877	2,421
Total nonaccrual loans	36,212	35,828	34,732	34,966	33,167
Loans past due 90 days or more and still accruing	—	—	—	445	8
Total nonperforming loans	36,212	35,828	34,732	35,411	33,175
Foreclosed assets	5,898	5,981	7,937	7,681	7,162
Total nonperforming assets	$42,110	$41,809	$42,669	$43,092	$40,337
Troubled Debt Restructurings
Nonaccruing TDRs (included in nonaccrual loans above)	$14,938	$15,667	$16,272	$15,030	$12,495
Accruing TDRs	10,608	10,653	10,627	10,712	10,791
Total TDRs	$25,546	$26,320	$26,899	$25,742	$23,286
Nonperforming loans to total loans	1.73%	1.73%	1.73%	1.77%	1.73%
Nonperforming assets to total assets	1.42%	1.39%	1.43%	1.44%	1.36%
Nonperforming loan coverage	74%	72%	74%	71%	74%
Nonperforming assets / capital and ALL	14%	14%	14%	15%	15%

The Bank continues to manage nonperforming assets to either exit the relationship, work with the borrower to return the relationship to a performing status, or sell the collateral in the case of foreclosed real estate. The Bank's nonperforming assets and the reasons for changes in the balances of those components between December 31, 2014 and September 30, 2015 are discussed in the paragraphs that follow.

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

Total nonaccrual loans increased by $1.2 million in the first nine months of 2015 to $36.2 million compared to $35.0 million at December 31, 2014.

The following table details the change in the total of nonaccrual loan balances:

TABLE 16

	Three months ended	Nine months ended
(in thousands)	September 30, 2015
Nonaccrual loans at beginning of period	$35,828	$34,966
Additions	3,812	15,802
Principal charge-offs	(1,478)	(4,812)
Pay downs	(1,803)	(8,594)
Transfers to accruing status	—	(219)
Transfers to foreclosed assets	(147)	(931)
Nonaccrual loans at end of period	$36,212	$36,212

During the third quarter of 2015, the additions to nonaccrual status of $3.8 million consisted of 16 commercial loans ranging from $26,000 to approximately $1.4 million and sixteen consumer loans averaging $32,000 each of unpaid principal balances. The additions were partially offset by pay downs of $1.8 million along with charge-offs of $1.5 million and transfers to foreclosed real estate of $147,000, which resulted in a slight overall increase of nonaccrual loans during the third quarter. At September 30, 2015, nonaccrual commercial loans, which comprise 83% of total nonaccrual loans, were not concentrated in any particular industry or business. As reflected above, the portfolio is frequently changing with new additions, pay downs, transfers to accruing status, transfers to foreclosed real estate, and charge-offs when necessary.

The table that follows provides additional details of the components of certain nonaccrual commercial loan categories.

TABLE 17

	Nonaccrual Loans
(dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Commercial and Industrial:
Number of loans	36	38	28	33	34
Number of loans greater than $1 million	3	4	5	4	2
Average outstanding balance of those loans:
Greater than $1 million	$1,982	$1,816	$1,738	$1,811	$2,193
Less than $1 million	$158	$147	$173	$162	$121
Owner Occupied Real Estate:
Number of loans	21	17	16	19	19
Number of loans greater than $1 million	4	3	2	2	1
Average outstanding balance of those loans:
Greater than $1 million	$1,281	$1,266	$1,276	$1,289	$1,142
Less than $1 million	$248	$283	$264	$287	$325
Commercial Real Estate:
Number of loans	28	26	27	24	26
Number of loans greater than $1 million	1	1	1	1	1
Average outstanding balance of those loans:
Greater than $1 million	$2,261	$2,261	$2,261	$2,291	$2,291
Less than $1 million	$166	$168	$160	$157	$166

Foreclosed Assets
The following table details the change in the total of foreclosed asset balances:

TABLE 18

	Nine months ended
	September 30, 2015
(dollars in thousands)	# of Properties	Carrying Value
Foreclosed assets at beginning of period	11	$7,681
Transfers in	15	931
Sales	(16)	(2,598)
Write-downs	n/a	(116)
Pay downs	n/a	—
Foreclosed assets at end of period	10	$5,898

The sales of 16 properties resulted in a net gain of $12,000 for the first nine months of 2015.

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

Impaired and Other Problem Loans
Impaired loans include nonaccrual loans in addition to loans which the Bank, based on current information, does not expect to receive both the principal and interest amounts due from a borrower according to the contractual terms of the original loan agreement. These loans totaled $47.5 million at September 30, 2015 with an aggregate specific allowance allocation of $5.3 million compared to impaired loans totaling $46.3 million at December 31, 2014 with a $5.6 million aggregate specific allowance allocation. The total specific allowance allocation was composed of six loan relationships at September 30, 2015 compared to seven loan relationships at December 31, 2014.
Impaired loans have been evaluated as to risk exposure in determining the adequacy of the ALL. See Note 4 of Notes to Consolidated Financial Statements for the period ended September 30, 2015, included herein, for an age analysis of loans receivable and tables that detail impaired loans and credit quality indicators.

The past due portfolio, which consists of loans that are past due by 30 days or more, is constantly in various stages of collection efforts which include: restructures when appropriate, foreclosures or charge-off. The following table details the changes to the past due portfolio:
TABLE 19

Nine months ended
(in thousands)	September 30, 2015
Past due loans at beginning of period	$34,628
Improved to current status	(8,825)
Balances paid off	(4,665)
Charged-off	(3,002)
Transferred to foreclosed real estate	(931)
Transfers from current to past due status	29,159
Partial payments and other	(1,149)
Past due loans at end of period	$45,215

Out of the $29.2 million of loans that became past due after December 31, 2014, $12.7 million were 30-59 days past due, $2.4 million were 60-89 days past due while the remainder, or $14.1 million, were 90 days past due or greater at September 30, 2015, with $15.2 million of past-due loans classified as nonaccrual.

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
The Company's management has performed a detailed review of the impaired loans and of the collateral related to these credits and believes, to the best of its knowledge, that the ALL remains adequate for the level of risk inherent in these loans at September 30, 2015.
Each criticized or classified loan is reviewed to determine if impairment exists. Criticized or classified loans which were not deemed impaired are summarized in the following table; such loans are included in the general pool of loans to determine the adequacy of the ALL:

TABLE 20

(in thousands)	September 30, 2015	December 31, 2014
Special mention	$32,262	$26,137
Substandard accrual	43,129	27,484
Criticized or classified loans not deemed impaired	$75,391	$53,621

During the third quarter 2015, there was a 73% increase in criticized and classified loan totals.  Specifically, three loan relationships were downgraded. One relationship totaling $11.7 million in outstanding loan balances, was downgraded from a pass rating at June 30, 2015 to special mention at September 30, 2015. Two relationships totaling $22.3 million in outstanding loan balances, were downgraded from a pass rating at June 30, 2015 to substandard accrual at September 30, 2015. These loans were not considered impaired at September 30, 2015.

While it is difficult to forecast impaired loans due to numerous variables, the Bank, through its credit risk management tools and other credit metrics, believes it has currently identified the material problem loans in the portfolio.
As a result of future economic trends, it is possible that the Company may experience increased levels of nonperforming assets and additional losses in the future.
Allowance for Loan Losses

The majority of the Company’s charge-offs come from loans deemed impaired. Nonaccrual loans are all considered impaired.  Once a loan is impaired, an analysis is performed specifically on the loan and loan relationships to determine whether or not a probable loss exists. Regardless of whether a charge-off is recorded or a specific reserve has been allocated, both are taken into consideration when calculating the adequacy of the allowance. Of the $5.3 million of specific reserves at September 30, 2015, $3.7 million of specific reserves were previously included in the allowance as specific reserves at December 31, 2014.

Table 21 summarizes the transactions in the ALL.

TABLE 21

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
(dollars in thousands)	2015	2014	2015	2014	2014
Balance at beginning of period	$25,871	$24,271	$24,998	$23,110	23,110
Provisions charged to operating expenses	2,250	2,100	6,350	4,100	6,750
Total recoveries of loans previously charged off	99	255	257	2,234	2,810
Total charged-off loans	(1,478)	(2,086)	(4,863)	(4,904)	(7,672)
Balance at end of period	$26,742	$24,540	$26,742	$24,540	$24,998
Net charge-offs to average loans outstanding	0.26%	0.39%	0.30%	0.20%	0.26%
ALL to period-end loans			1.27%	1.28%	1.25%
ALL to period-end nonperforming loans			74%	74%	71%

During the first nine months of 2015, gross charge-offs were $4.9 million, of which $4.5 million, or 93%, were concentrated in 10 loan relationships; recoveries totaled $257,000. During the nine months ended September 30, 2014, gross charge-offs were $4.9 million, of which $4.3 million, or 87%, were concentrated in 12 loan relationships; recoveries of amounts previously charged off totaled $2.2 million, of which $1.8 million, or 80%, were concentrated in five loan relationships.

See the Application of Critical Accounting Policies earlier in this Management's Discussion and Analysis for a detailed discussion of the calculation of the ALL.

Deposits

An analysis of the composition of the Company's deposits follows:

TABLE 22

(in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change (non-annualized)
Noninterest-bearing demand	$541,060	$478,724	$62,336	13%
Interest checking and money market	1,155,494	1,131,637	23,857	2%
Savings	512,001	546,045	(34,044)	(6)%
Time	236,932	224,266	12,666	6%
Total	$2,445,487	$2,380,672	$64,815	3%

Deposits by type of customer was as follows:

TABLE 23

	September 30, 2015	December 31, 2014		% Change (non-annualized)
(in thousands)			$ Change
Consumer	$1,037,014	$1,016,724	$20,290	2%
Commercial	789,112	707,738	81,374	11
Government	453,085	484,449	(31,364)	(6)
Total core deposits	2,279,211	2,208,911	70,300	3
Noncore	166,276	171,761	(5,485)	(3)
Total deposits	$2,445,487	$2,380,672	$64,815	3%

Short-Term Borrowings

Short-term borrowings consist of short-term and overnight advances from the FHLB. At September 30, 2015, short-term borrowings totaled $200.3 million as compared to $333.5 million at December 31, 2014. The $133.2 million net repayment of short-term borrowings was primarily the result of refinancing $25.0 million of short-term borrowings with long-term fixed-rate debt and proceeds from net sales and principal repayments of investment securities, partially offset by loan growth exceeding the change in deposits.

Long-Term Debt

At September 30, 2015, the Company had $25.0 million of long-term debt in the form of three different FHLB fixed-rate advances. In January 2015, the Company extended $25.0 million of its borrowing position into three to five year maturity term advances to fix a portion of borrowing costs in the face of potential future rising interest rates as part of the Company’s interest rate risk management strategy. The Company did not have any long-term debt at December 31, 2014. See Note 10 of Notes to Consolidated Financial Statements for the period ended September 30, 2015 included herein for further discussion regarding long-term debt.

Stockholders' Equity

As of September 30, 2015, stockholders' equity increased $12.1 million over December 31, 2014. During the first nine months of 2015, the Company declared and paid cash dividends totaling $3.0 million as well as repurchased 288,900 shares of its common stock at a total cost of $7.4 million as part of its previously announced stock buyback program which began late in the fourth quarter of 2014. Through September 30, 2015, a total of 301,200 shares were repurchased under this program at a total cost of $7.7 million. As a result of Metro's announcement on August 4, 2015 to enter into an Agreement and Plan of Merger with FNB, Metro has suspended its common stock share repurchase program. The issuance of 199,721 shares of common stock as a result of option exercises under Metro's stock option plans during the first nine months of 2015 increased stockholders' equity by $3.7 million. A summary of the Company's stockholders' equity is presented in Table 24 and the Company's equity to asset ratios are presented in Table 25.

TABLE 24

(dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Preferred stock	$400	$400	$—	—%
Common stock	14,434	14,233	201	1
Surplus	165,886	160,588	5,298	3
Retained earnings	106,180	94,496	11,684	12
Accumulated other comprehensive loss	(1,571)	(3,875)	2,304	(59)
Treasury stock	(7,731)	(319)	(7,412)	2,324
Total stockholders' equity	$277,598	$265,523	$12,075	5%

TABLE 25

	September 30, 2015	December 31, 2014
Total stockholders' equity to assets	9.36%	8.86%
Tangible common equity to tangible assets*	9.33%	8.83%
* Non-GAAP financial measure; please refer to the Statement Regarding Non-GAAP Financial Measures included in this document for an explanation of the Company's use of non-GAAP financial measures and their reconciliation to GAAP measures.

On October 23, 2015, the Company redeemed and permanently retired all 40,000 shares of previously-issued Preferred Stock with a total redemption payment of $1.0 million plus $25,000 of unpaid dividends.

Capital Adequacy

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets. For community banking organizations, the phase-in period of Basel III regulatory capital reforms began on January 1, 2015. The new risk-based capital standards require all banks to have common equity Tier 1 (CET1) capital of at least 4.5%, Tier 1 capital of at least 6% and total capital of at least 8% of risk-weighted assets. CET1 capital predominantly includes common stockholders' equity. Tier 1 capital includes CET1 capital and qualifying perpetual preferred stock. Total capital includes Tier 1 capital and qualifying debt instruments and the ALL. In the first quarter of 2015, the Company and Bank made a one-time irrevocable election to exclude most components of accumulated other comprehensive income (loss) from regulatory capital, consistent with previously existing regulatory capital rules. The capital standard based on average assets, also known as the "leverage ratio", requires all banks, other than those classified as a systemically important financial institution, to have Tier 1 capital of at least 4% of total average assets. At September 30, 2015, the Bank met the definition of a "well-capitalized" institution.

The following table provides a comparison of the Company's and the Bank's risk-based capital ratios and leverage ratios to the minimum regulatory requirements for the periods indicated:

TABLE 26

	Company		Bank		Minimum Regulatory Requirements	Regulatory Guidelines for “Well Capitalized”
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
CET1 capital	12.01%	n/a	11.78%	n/a	4.50%	6.50%
Tier 1 capital	12.06	12.28%	11.82	11.46%	6.00	8.00
Total capital	13.25	13.42	13.01	12.60	8.00	10.00
Leverage (to total average assets)	9.34	9.00	9.16	8.40	4.00	5.00

The Company’s capital and leverage ratios at September 30, 2015 remain strong with minor fluctuations since December 31, 2014, while all of the Bank’s capital and leverage ratios had improvements over the same period. The difference in the rates of change between the ratios of the Company and the Bank is due to the effect of treasury stock purchases reducing capital at the Company. The Company purchased $7.4 million of treasury stock during the nine months ended September 30, 2015.

Interest Rate Sensitivity

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The merger agreement provides parameters that must be followed by both parties and the management of interest rate risk will be conducted within those guidelines.

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

The following table compares the impact on forecasted net interest income for the subsequent twelve months and twenty-four months as of September 30, 2015 and 2014 of a plus 300, plus 200 and plus 100 bp change in interest rates, which the Company believes are the most plausible scenarios.

TABLE 27

	September 30, 2015		September 30, 2014
	12 Months	24 Months	12 Months	24 Months
Plus 300 bp	5.93%	12.96%	(1.70)%	2.26%
Plus 200 bp	3.87	8.36	(1.44)	1.12
Plus 100 bp	1.96	3.94	(0.99)	0.13

This quarter's net interest income changes as shown above, indicate positive impacts to net interest income in all scenarios. The Company’s improved interest rate risk profile reflect recent actions taken in anticipation of a possible rising interest rate environment. In January 2015, the Company extended $25.0 million of its borrowing position into three-to-five year maturity term advances to provide long-term protection from rising interest rates. Also, a select group of fixed rate investment securities with high levels of embedded interest rate risk were sold in the first nine months of 2015, with a majority of the proceeds, along with the cash flows from periodic principal repayments of other fixed rate investments, being utilized to pay down short-term borrowings. Lastly, the Company continues to aggressively attract reasonably-priced long-term certificate of deposit (CD) accounts to further insulate its future interest expense from any negative impacts of rising rates. The combination of these actions is projected to contribute to the improvement in both the 12 month and the 24 month impacts to net interest income in rising rate scenarios as shown above.

Management continues to evaluate additional strategies in conjunction with the Company's ALCO to effectively manage the interest rate risk position. Strategies would be implemented according to the parameters established within the merger agreement. Such strategies could include the sale of additional securities from the AFS investment portfolio, purchasing floating rate securities, altering the mix of our deposits by type and therefore rate paid, the use of risk management tools such as interest rate swaps and caps, adjusting the investment leverage position funded by short-term borrowings and further extending the maturity structure of the Company's short-term borrowing position.

Management uses many assumptions to calculate the impact of changes in interest rates. Actual results may not be similar to our projections due to several factors including the timing and frequency of rate changes, market conditions and the shape of the yield curve. In general, a flattening of the interest rate yield curve caused by an increase in short-term interest rates would result in increased net interest income compared to a normal-shaped interest rate curve scenario and proportionate rate shift assumptions. Actual results may also differ due to management's actions, if any, in response to the changing rates.

Management also monitors interest rate risk by utilizing a market value of equity model. The model assesses the impact of a change in interest rates on the market value of all our assets and liabilities, as well as any off balance sheet items. Market value of equity is defined as the market value of assets less the market value of liabilities plus the market value of off-balance sheet items. The model calculates the market value of equity in the current rate scenario and then compares the market value of equity given immediate increases and decreases in rates. Our ALCO policy indicates that the level of interest rate risk is unacceptable in the 100 bp immediate interest rate change scenarios if there is a resulting loss of more than 15% of the market value calculated in the current rate scenario. In the 200 bp immediate interest rate change scenario a loss of more than 25% loss of market value is deemed unacceptable. A loss of more than 35% is defined as unacceptable in the 300 bp immediate interest rate change scenario, while a loss of more than 40% is unacceptable in immediate interest rate change scenarios of 400 bps or more. At September 30, 2015 the market value of equity calculation indicated acceptable levels of interest rate risk in all scenarios per the policies established by our ALCO.

The market value of equity model reflects certain estimates and assumptions regarding the impact on the market value of our assets and liabilities given immediate changes in rates. One of the key assumptions is the market value assigned to our core deposits, or the core deposit premiums. Using an independent consultant, we have completed and updated comprehensive core deposit studies in order to assign our own core deposit premiums as permitted by regulation. The studies have consistently confirmed management's assertion that our core deposits have stable balances over long periods of time, are generally insensitive to changes in interest rates and have significantly longer average lives and durations than our loans and investment securities. Thus, these core deposit balances provide an internal hedge to market fluctuations in our fixed rate assets. The most recent study incorporates shortened truncation assumptions and calculates an average life of our core deposit transaction accounts of 6.8 years. The 6.8 year average life of deposits is shorter than previous estimates and is attributable to a calculation assumption change that shortened the truncation points of our various deposit categories. This assumption change, which was recommended by the Company's independent vendor in order to be consistent with their other Banking clients, was adopted by the Company despite back-testing analytics that have consistently supported longer truncation points, as management believes the resulting core deposit premiums produced by its market value of equity model at September 30, 2015 with these shortened points provide a conservative assessment of our interest rate risk.

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

We also maintain secondary sources of liquidity which can be drawn upon if needed. These secondary sources of liquidity as of September 30, 2015 included a $15.0 million line of credit through a correspondent bank, a $20.0 million line of credit through another correspondent bank and $863.6 million of borrowing capacity at the FHLB. The Bank is a member of the FHLB-Pittsburgh and, as such, has access to advances secured generally by residential mortgage and other mortgage-related loans. In addition we have the ability to borrow at the Federal Reserve Bank's (FRB) Discount Window to meet short-term liquidity requirements. The FRB, however, is not viewed as the primary source of our borrowings, but rather as a potential source of liquidity under certain circumstances, in a stressed environment or during a market disruption. This potential source is secured by agency residential MBSs and CMOs, as well as agency debentures.

The Company's potential and available liquidity through FHLB and other secondary sources is presented in the following table.

TABLE 28

(in thousands)	September 30, 2015	December 31, 2014	$ Increase
Potential liquidity	$898,561	$834,019	$64,542
Available liquidity	623,040	450,395	172,645

The $64.5 million increase in potential liquidity in the first nine months of 2015 was due to an increase in the Bank's borrowing capacity primarily as a result of a higher level of qualifying collateral. FHLB borrowing capacity is determined based on asset levels on a quarterly lag basis. The $172.6 million increase in available liquidity occurred as a result of the aforementioned capacity increase combined with lower borrowing levels utilized by Metro at September 30, 2015.

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

Statement Regarding Non-GAAP Financial Measures

This document contains supplemental financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). The tables that follow present reconciliations of certain non-GAAP measures to the most directly comparable GAAP measures.

The reconciliations in Table 29 exclude certain nonrecurring charges incurred during the three and nine months ended September 30, 2015, which the Company believes do not reflect the operating performance of Metro during those periods. These nonrecurring charges include (1) merger-related expenses during the third quarter of 2015 (which will continue to be incurred through the first quarter of 2016, when the merger is planned to occur), (2) stock-based compensation expense related to the immediate vesting of all outstanding employee stock options during the second quarter of 2015, (3) a write-off during the second quarter of 2015 of pre-construction costs related to a terminated land lease agreement for a planned future store, and (4) accelerated depreciation expense recognized during the first half of 2015 due to closing two stores. There have not been similar nonrecurring charges within the prior two years and, based on current information, the Company believes the nature of each nonrecurring charge is such that it is not reasonably likely to recur within two years. Additionally, these reconciliations exclude net gains from the sales/calls of securities for all periods presented. The Company’s management uses these non-GAAP measures to evaluate the performance of the Company and believes this presentation also increases the comparability of period-to-period results.
Table 30 reconciles tangible common equity to tangible assets and total stockholders' equity to assets. Tangible common equity to tangible assets is a non-GAAP financial measure calculated using non-GAAP amounts. Total stockholders' equity to total assets is the most directly comparable measure, which is calculated using GAAP-based amounts. The Company calculates the tangible common equity to tangible assets by excluding the balance of preferred stock and any intangible assets; however, the Company did not have any intangible assets at either September 30, 2015 or December 31, 2014. Management believes that tangible common equity to tangible assets has been a focus for some investors and assists in analyzing the Company's capital position without regard to the effect of preferred stock.
The Company believes these non-GAAP measures, in addition to GAAP measures, provide useful information for investors to evaluate the Company’s results. These non-GAAP measures should not be considered a substitute for GAAP measures, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.

TABLE 29

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Adjusted net income reconciliation:
Net income	$4,815	$5,501	$14,714	$15,526
Nonrecurring charges, net of tax:
Merger-related expenses(1)	1,519	—	1,519	—
Accelerated vesting of employee stock options(1)	—	—	1,179	—
Accelerated depreciation expense for two store closures(1)	—	—	491	—
Pre-construction costs of cancelled planned store(1)	—	—	324	—
Total nonrecurring charges, net of tax	1,519	—	3,513	—
Net gains on sales/calls of securities, net of tax(1)	(8)	(17)	(278)	(24)
Adjusted net income(2)	$6,326	$5,484	$17,949	$15,502

Adjusted diluted net income per common share reconciliation:
Diluted net income per common share	$0.33	$0.38	$1.02	$1.07
Nonrecurring charges, net of tax:
Merger-related expenses(1)	0.11	—	0.11	—
Accelerated vesting of employee stock options(1)	—	—	0.09	—
Accelerated depreciation expense for two store closures(1)	—	—	0.03	—
Pre-construction costs of cancelled planned store(1)	—	—	0.02	—
Total nonrecurring charges, net of tax	0.11	—	0.25	—
Net gains on sales/calls of securities, net of tax(1)	—	—	(0.02)	—
Adjusted diluted net income per common share(2)	$0.44	$0.38	$1.25	$1.07

Adjusted operating efficiency ratio reconciliation:
Total revenues	$33,400	$32,484	$101,029	$94,387
Net gains on sales/calls of securities, pretax	(12)	(26)	(428)	(37)
Adjusted total revenues(2)	$33,388	$32,458	$100,601	$94,350
Total noninterest expenses	$23,576	$22,376	$72,407	$68,179
Nonrecurring charges, pretax:
Merger-related expenses	(1,691)	—	(1,691)	—
Accelerated vesting of employee stock options	—	—	(1,424)	—
Accelerated depreciation expense for two store closures	—	—	(755)	—
Pre-construction costs of cancelled planned store	—	—	(499)	—
Total nonrecurring charges, pretax	(1,691)	—	(4,369)	—
Adjusted total noninterest expenses(2)	$21,885	$22,376	$68,038	$68,179
Adjusted operating efficiency ratio(2)	65.55%	68.94%	67.63%	72.26%

Adjusted return on average assets reconciliation:
Adjusted net income(2)	$6,326	$5,484	$17,949	$15,502
Average assets	2,982,005	2,927,935	2,981,740	2,852,823
Adjusted return on average assets(2)	0.84%	0.74%	0.80%	0.73%

Adjusted return on average stockholders' equity reconciliation:
Adjusted net income(2)	$6,326	$5,484	$17,949	$15,502
Average stockholders' equity	271,866	251,682	270,250	245,214
Adjusted return on average stockholders' equity(2)	9.23%	8.64%	8.88%	8.45%
(1) Assumes a 35% tax rate. Merger-related expenses resulted in a pretax expense of $1.7 million during the third quarter of 2015, of which $1.2 million is not deductible for federal tax purposes. The accelerated vesting of employee stock options resulted in a pretax expense of $1.4 million during the second quarter of 2015, $724,000 of which is not deductible for federal tax purposes.
(2) Non-GAAP measure.

TABLE 30

	September 30, 2015	December 31, 2014
Total stockholders' equity to assets	9.36%	8.86%
Less: Effect of excluding preferred stock	0.03%	0.03%
Tangible common equity to tangible assets(2)	9.33%	8.83%
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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, there have not been any changes in the Company's controls and procedures for the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Additionally, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, there were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock.  On October 14, 2014, the Company announced its board of directors had approved a share repurchase program, pursuant to which up to 5% of the outstanding shares of the Company’s common stock (equivalent to 710,009 shares) may be repurchased. As of September 30, 2015, the maximum number of shares that may yet be purchased under the program is 408,809.  However, as a result of the Company’s announcement on August 4, 2015 to enter into an Agreement and Plan of Merger with F.N.B. Corporation, the Company has suspended its common stock share repurchase program.

Item 3. Defaults Upon Senior Securities.

No items to report for the quarter ended September 30, 2015.

Item 4. Mine Safety Disclosures

No items to report for the quarter ended September 30, 2015.

Item 5. Other Information.

No items to report for the quarter ended September 30, 2015.

Item 6. Exhibits.

See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO BANCORP, INC.
(Registrant)

11/9/2015	/s/ Gary L. Nalbandian
(Date)	Gary L. Nalbandian
President/CEO

11/9/2015	/s/ Mark A. Zody
(Date)	Mark A. Zody
Chief Financial Officer

EXHIBIT INDEX

2.1
Agreement and Plan of Merger between F.N.B. Corporation and Metro Bancorp, Inc., dated August 4, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 7, 2015)

10.1	Amendment No. 1 to Employment Agreement with Percival B. Moser, III, effective July 31, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2015)*
10.2
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014; (iv) the Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and, (vi) the Notes to Consolidated Financial Statements.

* Denotes a compensatory plan or arrangement